Form 10-Q
period 1996-03-31
GENSYM CORP
filed 1996-05-15
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark one)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - ---  Act of 1934

                      FOR THREE MONTHS ENDED MARCH 31, 1996

                                       OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER: 0-27696

                               GENSYM CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 04-2932756
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                             125 CAMBRIDGEPARK DRIVE
                               CAMBRIDGE, MA 02140
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (617) 547-2500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                   Yes                             No X
                      ---                            ---

     As of May 9, 1996 there were 6,026,448 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                 Form 10-Q INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        -------
Item 1.         Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets
                March 31, 1996 and December 31, 1995                       3

                Condensed Consolidated Statements of Operations
                Three months ended March 31, 1996 and 1995                 4

                Condensed Consolidated Statements of Cash Flows
                Three months ended March 31, 1996 and 1995                 5

                Notes to Condensed Consolidated Financial Statements       6

Item 2.         Management's Discussion and Analysis of                 7-14
                Financial Condition and Results of Operations

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                         15

Item 2.         Changes in Securities                                     15

Item 3.         Defaults Upon Senior Securities                           15

Item 4.         Submission of Matters to a Vote of Security Holders       15

Item 5.         Other Information                                         16

Item 6.         Exhibits and  Reports on Form 8-K                         16

                  Signatures                                              17

                       GENSYM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        MARCH 31,       DECEMBER 31,
                                                          1996             1995
                                                        ---------       ------------

         ASSETS
Current Assets:
       Cash and cash equivalents                      $13,857,053       $ 2,126,259
       Marketable securities                            4,184,413         2,965,942
       Accounts receivable, net                         8,614,987         8,263,549
       Prepaid expenses                                 1,065,418         1,114,952
       Deferred income taxes                              906,673           941,544
                                                      -----------       -----------
            Total current assets                       28,628,544        15,412,246
                                                      -----------       -----------

Property and Equipment, net                             2,139,991         2,166,445

Other Assets                                              172,781           267,804
                                                      -----------       -----------

                                                      $30,941,316       $17,846,495
                                                      ===========       ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

       Accounts payable                               $ 1,214,907       $ 1,027,110
       Accrued expenses                                 3,981,565         3,789,297
       Deferred revenue                                 4,856,136         4,419,511
                                                      -----------       -----------
            Total current liabilities                  10,052,608         9,235,918
                                                      -----------       -----------

Stockholders' Equity:

       Series A convertible preferred stock                  --              30,000
       Series B convertible preferred stock                  --              35,346
       Common stock                                        60,264            40,010
       Capital in excess of par value                  17,278,360         5,233,955
       Retained earnings                                3,640,636         3,307,419
       Cumulative translation adjustment                  (90,552)          (36,153)
                                                      -----------       -----------
            Total stockholders' equity                 20,888,708         8,610,577
                                                      -----------       -----------
                                                      $30,941,316       $17,846,495
                                                      ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       1996              1995
                                                                   -----------       -----------
REVENUES:
      Product                                                      $ 4,723,180       $ 3,248,627
      Service                                                        3,717,766         2,456,254
                                                                   -----------       -----------
            Total revenues                                           8,440,946         5,704,881
                                                                   -----------       -----------
COST OF REVENUES:
      Product                                                          120,979            81,638
      Service                                                        1,525,354           913,377
                                                                   -----------       -----------
            Total cost of revenues                                   1,646,333           995,015
                                                                   -----------       -----------
            Gross profit                                             6,794,613         4,709,866
                                                                   -----------       -----------

OPERATING EXPENSES:
      Sales and marketing                                            4,213,765         3,051,583
      Research and development                                       1,396,653         1,281,584
      General and administrative                                       732,100           590,626
                                                                   -----------       -----------
                                                                     6,342,518         4,923,793
                                                                   -----------       -----------

            Operating income (loss)                                    452,095          (213,927)

OTHER INCOME, NET                                                       63,122            72,939
                                                                   -----------       -----------
            Income (loss) before provision for (benefit from)
                income taxes                                           515,217          (140,988)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                              182,000           (95,346)
                                                                   -----------       -----------

            Net income (loss)                                      $   333,217       $   (45,642)
                                                                   ===========       ===========

            Net income (loss) per share                            $      0.06       $     (0.01)
                                                                   ===========       ===========

            Weighted average common and common equivalent
                shares outstanding                                   5,731,152         4,690,027
                                                                   ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 1996               1995
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $   333,217       $   (45,642)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation                                                            279,672           212,783
          Deferred taxes                                                           34,871           374,202
          Changes in assets and liabilities:
                Accounts receivable                                              (361,479)           60,139
                Prepaid expenses                                                   24,541          (123,178)
                Accounts payable                                                  192,696           188,538
                Accrued expenses                                                  208,135          (450,354)
                Deferred revenue                                                  437,055          (173,825)
                                                                              -----------       -----------

                       Net cash provided by operating activities                1,148,708            42,663
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities                                       (1,218,471)       (2,561,505)
      Purchases of property and equipment                                        (253,218)         (542,267)
      Increase (decrease) in other assets                                          92,561           (24,034)
                                                                              -----------       -----------

                       Net cash used in investing activities                   (1,379,128)       (3,127,806)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from exercise of stock options                                      21,000             1,920
      Proceeds from initial public offering - net                              11,978,313              --
                                                                              -----------       -----------

                       Net cash provided by financing activities               11,999,313             1,920
                                                                              -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (38,099)           69,935
                                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           11,730,794        (3,013,288)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,126,259         6,281,671
                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $13,857,053       $ 3,268,383
                                                                              ===========       ===========






The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Operations

Gensym Corporation (the "Company") is a leading supplier of software products and services for developing and deploying intelligent solutions in a broad range of industrial, scientific, commercial and government application areas.

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 1996 and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's prospectus dated February 16, 1996. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.  Significant Accounting Policies

The Company applies Statement of Financial Accounting Standards (SFAS) No, 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's marketable securities are classified as available-for-sale and are recorded at fair value which approximates amortized cost at March 31, 1996.

4.   Stockholders' Equity and Per Share Data

In February 1996, the Company completed an initial public offering of 2,300,000 shares of Common Stock, of which 1,366,788 were sold by the Company and 933,212 were sold by selling stockholders. The net proceeds received by the Company were approximately $12 million after deducting underwriting discounts and expenses of the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

For the quarter ended March 31, 1996, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. For the quarter ended March 31, 1995, net loss per common and common equivalent share was computed using the weighted average common and common equivalent shares, assuming that all series of Convertible Preferred Stock had been converted to Common Stock as of the original issuance dates and that Common Stock options granted in the one-year period preceding the Company's initial public offering had been outstanding for the period, in accordance with the treasury stock method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company was incorporated in 1986 to provide software products for developing and deploying intelligent systems for decision support and control. The Company released the first version of G2, its core product, in May 1988, and has been profitable each year since 1989. Since 1988, the Company has introduced enhanced versions of G2 and expanded its product line to include several G2-based application products as well as several G2 connectivity products. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

     The Company markets and sells products through its 27 direct sales offices in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. In 1994, the Company made a strategic decision to aggressively expand its direct sales force and consulting services organization leading to a significant increase in both product and service revenues in 1995 that continued through the first quarter of 1996.

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, consolidated statement of income data for the periods indicated:


                                                         THREE MONTHS ENDED
                                                             MARCH 31,

                                                         1996        1995
                                                       ------      ------
Revenues:
       Product                                           56.0%       57.0%
       Service                                           44.0        43.0
                                                       ------      ------

              Total revenues                            100.0       100.0
                                                       ------      ------

Cost of revenues:
       Product                                            1.4         1.4
       Service                                           18.1        16.0
                                                       ------      ------

              Total cost of revenues                     19.5        17.4
                                                       ------      ------

Gross margin                                             80.5        82.5
                                                       ------      ------

Operating expenses:
       Sales and marketing                               49.9        53.5
       Research and development                          16.5        22.5
       General and administrative                         8.7        10.3
                                                       ------      ------

              Total operating expenses                   75.1        86.4
                                                       ------      ------

Operating income (loss)                                   5.4        (3.8)

Other income, net                                         0.7         1.3
                                                       ------      ------

Income (loss) before provision for (benefit from)         6.1        (2.5)
    income taxes

Provision for (benefit from) income taxes                 2.2        (1.7)
                                                       ------      ------

Net income (loss)                                         3.9%       (0.8)%
                                                       ======      ======


Gross margin:
       Product revenues                                  97.4%       97.5%
       Service revenues                                  59.0        62.8



THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues

     The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the G2 family of software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues for the three months ended March 31, 1996 increased to $8.4 million from $5.7 million in the first quarter of 1995, an increase of $2.7 million or 48.0%. The increase in total revenues was attributable to increased sales of both software product licenses and related services. International revenues accounted for 47.2% of total revenues in the first quarter of 1996 and 51.5% in the first quarter of 1995.

     Product. Product revenues increased to $4.7 million in the first quarter of 1996 from $3.2 million in the first quarter of 1995, an increase of 45.4%. The increase in product revenues reflected earlier expansion of the Company's direct sales force and marketing partnerships, as well as greater acceptance of G2 and G2-based products in both existing and new market segments.

     Service. Service revenues increased to $3.7 million in the first quarter of 1996 from $2.5 million in the first quarter of 1995, an increase of 51.4%. The increase in service revenues was primarily due to increased application consulting. Consulting revenues increased to $1.4 million in the first quarter of 1996 from $665,000 in the first quarter of 1995, an increase of 110.4%. The Company continued to expand its application consulting organization to meet the growing demand from customers and partners for solution-level applications and implementation support and to aggressively enter into new market segments such as telecommunications. The remaining increase in service revenues was attributable to increased maintenance fees due to an increased customer base and increased maintenance renewals.

  Cost of Revenues

     Cost of Product. Cost of product revenues consists primarily of the cost of product media and duplication, manuals, packaging materials, and the direct labor involved in producing and distributing the Company's software. These costs increased to $121,000 in the first quarter of 1996 from $82,000 in the first quarter of 1995, an increase of 48.2%. Cost of product revenues increased due to increased costs of product media and duplication, manuals, packaging materials and direct labor associated with increased product shipments. Gross margin on product revenues remained relatively constant at 97.4% and 97.5% for the first quarter of 1996 and 1995, respectively.


Cost of Service. Cost of service revenues consists primarily of consulting labor costs and product support costs. These costs increased to $1.5 million in the first quarter of 1996 from $913,000 in the first quarter of 1995, an increase of 67.0%. The increase in cost of service revenue was due primarily to an increase in consulting labor costs and an increase in the number of consulting projects. Gross margin on service revenues decreased to 59.0% in the first quarter of 1996 from 62.8% in the first quarter of 1995, largely due to a greater percentage of lower margin consulting revenues versus higher margin product support revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, seminars, sales facilities expense, trade shows, advertising, and promotional materials. These expenses increased to $4.2 million in the first quarter of 1996 from $3.1 million in the first quarter of 1995, an increase of 38.1%. As a percentage of total revenues, sales and marketing expenses decreased to 49.9% in the first quarter of 1996 from 53.5% in the first quarter of 1995. The increase in absolute dollars was primarily a result of the continued investment in the Company's global sales and marketing capabilities, including the addition of sales and sales-related personnel in new and existing offices. While the Company plans to continue to increase its sales and marketing expenses over the coming years, the Company expects these expenses to continue to decline as a percentage of total revenues over time should revenue growth continue.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. These expenses increased to $1.4 million in the first quarter of 1996 from $1.3 million in the first quarter of 1995, an increase of 9.0%. As a percentage of total revenues, research and development expenses decreased to 16.5% in the first quarter of 1996 from 22.5% in the first quarter of 1995. The increase in absolute dollars was primarily due to an increase in engineering personnel devoted to significant new product features and enhancements in the G2 product family and the development of new products. The decrease as a percentage of revenues is primarily due to increased revenues. While the Company plans to increase research and development expenses over the coming years, the Company expects that these expenses will fluctuate as a percentage of total revenues over time.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased to $732,000 in the first quarter of 1996 from $591,000 in the first quarter of 1995, an increase of 24.0%. As a percentage of total revenues, general and administrative expenses decreased to 8.7% in the first quarter of 1996 from 10.3% in the first quarter of 1995. The decrease as a percentage of total revenues reflected the Company's revenue growth in 1996. The increase in absolute dollars was primarily due to an increase in the number of personnel in the Company's finance, administrative and information systems departments. The Company expects that these expenses will decline slightly as a percentage of total revenue over time should revenue growth continue.

  Other Income

     Other income consists primarily of interest income and foreign exchange transaction gains and losses. Other income decreased to $63,000 in the first quarter of 1996 from $73,000 in the first quarter of 1995, a decrease of 13.5%. This decrease is primarily due to foreign exchange transaction losses during the first quarter of 1996. During the first quarter of 1996, interest income increased to $80,000 from $65,000 in the first quarter of 1995, an increase of 23%. The increase in interest income is due to higher average invested cash balances due to the proceeds of the Company's initial public offering.

  Income Taxes

     The Company's effective tax rate for the first quarter of 1996 was 35.3% which is the expected effective tax rate for the fiscal year. The effective tax rate for the first quarter of 1995 was 67.6%. The effective tax rate was higher than the statutory rate in 1995 principally due to the effect of taxes on foreign income and due to foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and marketable securities balances. In addition, the Company has $2.9 million of equipment financed under long-term operating leases. The Company's operating lease commitments consist primarily of operating leases for the Company's facilities and computers. The Company generated cash from operations of $1.1 million in the first quarter of 1996 and $43,000 in the first quarter of 1995. Cash generated from operations in the first quarter of 1996 was primarily due to increases in accounts payable, accrued expenses and deferred revenue, partially offset by an increase in accounts receivable.

    At March 31, 1996, the Company had cash, cash equivalents, and marketable securities of $18 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper. Included in these balances are the proceeds from the Company's initial public offering of Common Stock in February 1996. A total of 2,300,000 shares of Common Stock were sold in the offering, of which 1,366,788 were sold by the Company and 933,212 were sold by the selling stockholders. The net proceeds received by the Company were approximately $12 million after deducting underwriting discounts and expenses of the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

     At March 31, 1996, the Company had available a bank line of credit allowing for borrowings up to $1.0 million, reduced by an outstanding letter of credit totaling $139,000 and providing for interest at prime plus 1%. This line of credit will expire on May 31, 1996. The Company expects that the line of credit will be renewed on substantially similar terms. The bank line of credit requires the Company to maintain certain covenants including certain financial ratios. The Company was in compliance with all covenants contained in the bank line of credit at March 31, 1996 and during 1995. There were no borrowings under the bank line of credit for the period ended March 31, 1996.

     Investing activities utilized $1.4 million and $3.1 million during the first quarter of 1996 and 1995, respectively. The principal uses in 1996 were to fund the purchase of $1.2 million of marketable securities and $253,000 of property and equipment. The principal uses during the first quarter in 1995 were to fund the purchase of $2.6 million of marketable securities and $542,000 of property and equipment. The Company expects that its requirements for computers, office facilities and office equipment will grow as staffing requirements dictate and that such equipment and facilities will be available when needed.

     The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through March 31, 1997. While the Company from time to time evaluates potential acquisitions, the Company has no present agreements or commitments with respect to any acquisition. To date, inflation has not had a material impact on the Company's revenues or income.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Emerging Market for Intelligent Systems. Substantially all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent systems for decision support and control applications. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent systems successfully or that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations or financial condition.

     Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Although the Company has been profitable for each of the past seven fiscal years, the Company has on occasion recorded quarterly losses and there can be no assurance that revenue growth or profitable operations can be sustained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to twelve months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades, the timing of significant orders, the mix of products sold, and the mix of domestic versus international revenues could contribute to this quarterly variability. For example, the Company has experienced in the past, and may experience in the future, delays in customer maintenance renewals due to unforeseen delays in product releases. In addition, the Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters due to customer purchasing patterns.

     Economic Factors. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Such capital expenditures are also susceptible to industry-specific economic downturns. Certain industries have experienced weakened demand in the past, which has adversely affected the Company's revenues, gross margin, and operating results during such periods. There can be no assurance that future recessionary conditions in the markets for the Company's products will not adversely affect the Company's business, results of operations, or financial condition.

     Product Concentration. The Company's only current product offerings are G2, an object-oriented development and deployment environment for building intelligent systems, and software products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications, and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change or other factors could have a material adverse effect on the Company's business, results of operations, or financial condition.

     New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, the Company or others may announce new products, capabilities, or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products.

     Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, and distributors, none of which is under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 29%, 26%, and 32% of the Company's product revenues in 1994, 1995 and the first quarter of 1996, respectively. The Company expects that sales by such third-party resellers will account for an increased percentage of its revenues in the future. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 19%, 14%, and 20% of the Company's product revenues in 1994, 1995, and the first quarter of 1996, respectively. The loss of one or more major third-party distributors or resellers of the Company's products, or a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications, could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to their customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44%, 44%, and 47% of total revenues in 1994, 1995, and the first quarter of 1996. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate site of installation. The Company expects that international revenues will account for an increasing percentage of its revenues in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations or financial condition.

     Potential for Undetected Errors. Complex software products such as those offered by the Company may contain undetected errors or failures commonly referred to as "bugs." There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although the Company has not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could adversely affect the Company's business, results of operations, or financial condition.

     Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products, a number of companies offer point solution products that perform certain of the functions of G2. Moreover, new competitors could enter the intelligent systems market, and existing competitors could expand the capabilities of their products to equal or exceed those of the Company's products. In addition, there are commercially available software development tools that software applications developers or potential customers could use to build software having functionality similar to the Company's products.

     The Company's software is integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and could be successful in supplying alternative solutions to products based on the Company's software.

     The Company's products can also be used to perform lower-level functions such as monitoring, supervisory control, cell control, and other similar functions that do not utilize all of G2's capabilities. For these functions, G2 competes with products offered by a number of other companies. The Company believes that its products compete favorably in these functional areas where breadth of applicability, flexibility, maintainability, scalability, and ease of use are important considerations. However, certain of the competitors in this category have greater financial and other resources than the Company and might introduce new or improved products to compete with G2, possibly at lower prices.

     The Company believes that continued investment in research and development and sales and marketing will be required to maintain its competitive advantages. There can be no assurance that competitors will not develop products or provide services that are superior to the Company's products or services or achieve greater market acceptance. Competitive pressures faced by the Company could force the Company to reduce its prices, which could result in reduced profitability. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that competition will not have a material adverse effect on the Company's business, results of operations or financial condition.

     Dependence Upon Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. The Company relies upon a combination of trade secret, contract, copyright, patent, and trademark law to protect its proprietary rights in its products and technology. The Company enters into confidentiality and/or license agreements with its employees, third-party resellers, and end-users and limits access to and distribution of its software, documentation, and other proprietary information. In addition, the Company has placed technical inhibitors in its software that prevent such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which the Company's products are distributed. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to independently develop similar technology. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

     Management of Growth. The Company's business has grown significantly over the past several years. This growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operating and financial systems. For example, the Company's expansion of its international operations introduced significant legal, tax and accounting complexities, as well as the challenges associated with managing geographically dispersed operations. To manage its growth effectively, the Company will be required to implement additional management and financial systems and controls, and to expand, train, and manage its employee base. There can be no assurance that the management and systems currently in place will be adequate if the Company continues to grow, or that the Company will be able to implement additional systems successfully and in a timely manner as required. Although the Company is not currently involved in negotiations for any strategic transactions such as acquisitions or equity investments, the Company may undertake such transactions in the future. Any such transaction would place additional strains upon the Company's management resources. In addition, the Company's management team does not have prior experience in operating and managing a public company. There can be no assurance that the Company will be effective in managing its future growth or that any failure to manage growth will not have a material adverse effect on the Company's business, results of operations, or financial condition.

     Dependence on Key Personnel. The Company's success depends in large part upon certain key employees, the loss of any of whom could have a material adverse effect on the Company. The Company's key employees are not bound by employment agreements that require them to remain with the Company. The Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business, results of operations, or financial condition.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 16, 1996 the Company held a Special Meeting of the Stockholders. The following matters were adopted by the vote specified below:

                  Proposal                    Class of Stock               For            Against       Abstain
                  --------                    --------------               ---            -------       -------

1)    Approval of                      Capital Stock                  3,383,453.52              0            0
      Amendment to                     Series A Preferred Stock        300,000.00              0            0
      Certificate of                   Series B Preferred Stock        335,822.00
      Incorporation

2)    Approval of Amended              Capital Stock                  3,383,453.52
      and Restated Certificate         Series A Preferred Stock        300,000.00
      of Incorporation                 Series B Preferred Stock        335,822.00

3)    Adoption of amendment            Capital Stock                 3,383,453.52              0            0
      to 1994 Stock Option Plan
      which, among other things,
      increased the number of
      shares reserved for issuance
      under the plan from 134,800
      to 534,850

4)    Adoption of 1995                 Capital Stock                 3,365,415.59      18,037.93            0
      Employee Stock Purchase
      Plan

5)    Adoption of 1995                 Capital Stock                 3,359,453.52      24,000.00            0
      Director Stock Option
      Plan

6)    Approval of amendment to         Series B Preferred Stock        335,822.00              0            0
      Voting Agreement by and
      among certain holders of
      Series B Preferred Stock

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        (a) Exhibit Index

            Exhibit 11 - Computation of Net Income Per Share
            Exhibit 27 - Financial Data Schedule

        (b) A report on Form 8-K dated February 16, 1996, was filed on February 22, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENSYM CORPORATION
                                    (Registrant)

                                    /s/ Lowell B. Hawkinson
                                    -----------------------
      Dated:  May 15, 1996          Lowell B. Hawkinson
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Stephen Gregorio
                                    -----------------------
      Dated:  May 15, 1996          Stephen Gregorio
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)