Form 10-Q
period 1996-06-30
GENSYM CORP
filed 1996-08-14
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (Mark one)

        / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                       OR

        /   / Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934


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

                              Yes  X     No
                                  ___       ___

         As of August 9, 1996 there were 6,111,748 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                 Form 10-Q INDEX



                                                                                                  Page No.
                                                                                                  --------
                           PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995                                                3

                  Condensed Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 1996 and 1995                                  4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995                                            5

                  Notes to Condensed Consolidated Financial Statements                               6

Item 2.           Management's Discussion and Analysis of                                           7-14
                  Financial Condition and Results of Operations


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                  15

Item 2.           Changes in Securities                                                              15

Item 3.           Defaults Upon Senior Securities                                                    15

Item 4.           Submission of Matters to a Vote of Security Holders                                15

Item 5.           Other Information                                                                  15

Item 6.           Exhibits and  Reports on Form 8-K                                                  15

                  Signatures                                                                         16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements





                                     GENSYM CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                            JUNE 30,          DECEMBER 31,
                                                              1996                1995
                                                          ------------        ------------

                              ASSETS

Current Assets:
       Cash and cash equivalents                          $ 13,835,530        $  2,126,259
       Marketable securities                                 4,379,981           2,965,942
       Accounts receivable, net                              9,004,022           8,263,549
       Prepaid expenses                                      1,504,029           1,114,952
       Deferred income taxes                                   938,714             941,544
                                                          ------------        ------------
            Total current assets                            29,662,276          15,412,246
                                                          ------------        ------------

Property and Equipment, net                                  2,036,591           2,166,445

Other Assets                                                   207,950             267,804
                                                          ------------        ------------

                                                          $ 31,906,817        $ 17,846,495
                                                          ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                   $    820,030        $  1,027,110
       Accrued expenses                                      4,582,174           3,789,297
       Deferred revenue                                      4,740,720           4,419,511
                                                          ------------        ------------
            Total current liabilities                       10,142,924           9,235,918
                                                          ------------        ------------



Stockholders' Equity:
       Series A convertible preferred stock                       --                30,000
       Series B convertible preferred stock                       --                35,346
       Common stock                                             60,915              40,010
       Capital in excess of par value                       17,484,962           5,233,955
       Retained earnings                                     4,344,119           3,307,419
       Cumulative translation adjustment                      (126,103)            (36,153)
                                                          ------------        ------------
            Total stockholders' equity                      21,763,893           8,610,577
                                                          ------------        ------------

                                                          $ 31,906,817        $ 17,846,495
                                                          ============        ============






The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                      1996               1995                1996               1995
                                                  ------------       ------------        ------------       ------------
REVENUES:
     Product                                      $  5,648,836       $  3,657,351        $ 10,372,016       $  6,905,978
     Service                                         3,852,395          2,480,369           7,570,161          4,936,623
                                                  ------------       ------------        ------------       ------------
         Total revenues                              9,501,231          6,137,720          17,942,177         11,842,601
                                                  ------------       ------------        ------------       ------------

COST OF REVENUES:
     Product                                           137,720            105,274             258,699            186,912
     Service                                         1,672,962          1,100,048           3,198,316          2,013,425
                                                  ------------       ------------        ------------       ------------
         Total cost of revenues                      1,810,682          1,205,322           3,457,015          2,200,337
                                                  ------------       ------------        ------------       ------------

         Gross profit                                7,690,549          4,932,398          14,485,162          9,642,264
                                                  ------------       ------------        ------------       ------------

OPERATING EXPENSES:
     Sales and marketing                             4,343,910          3,536,157           8,557,675          6,587,740
     Research and development                        1,461,754          1,377,919           2,858,407          2,659,503
     General and administrative                        920,505            585,963           1,652,605          1,176,589
                                                  ------------       ------------        ------------       ------------
                                                     6,726,169          5,500,039          13,068,687         10,423,832
                                                  ------------       ------------        ------------       ------------

         Operating income (loss)                       964,380           (567,641)          1,416,475           (781,568)

OTHER INCOME, NET                                      153,103             76,113             216,225            149,052
                                                  ------------       ------------        ------------       ------------

         Income (loss) before provision for
            (benefit from) income taxes              1,117,483           (491,528)          1,632,700           (632,516)

PROVISION FOR (BENEFIT FROM) INCOME TAXES              414,000           (332,406)            596,000           (427,752)
                                                  ------------       ------------        ------------       ------------

         Net income (loss)                        $    703,483       $   (159,122)       $  1,036,700       $   (204,764)

                                                  ============       ============        ============       ============

         Net income (loss) per share              $       0.11       $      (0.03)       $       0.17       $      (0.04)
                                                  ============       ============        ============       ============

         Weighted average common and common
            equivalent shares outstanding            6,495,745          4,690,690           6,117,288          4,690,253
                                                  ============       ============        ============       ============









The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     1996                1995
                                                                                 ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                          $  1,036,700        $   (204,764)
      Adjustments to reconcile net income (loss)
          to net cash provided by (used in) operating activities:
          Depreciation                                                                539,599             442,317
          Deferred taxes                                                                2,830            (198,375)
          Changes in assets and liabilities:
                Accounts receivable                                                  (756,835)         (1,084,993)
                Prepaid expenses                                                     (438,643)           (337,133)
                Accounts payable                                                     (198,663)            (50,445)
                Accrued expenses                                                      823,000            (598,846)
                Deferred revenue                                                      322,012             525,133
                                                                                 ------------        ------------

                       Net cash provided by (used in) operating activities          1,330,000          (1,507,106)
                                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities                                           (1,414,039)         (3,059,044)
      Purchases of property and equipment                                            (409,745)           (910,686)
      Increase in other assets                                                         51,019              14,462
                                                                                 ------------        ------------

                       Net cash used in investing activities                       (1,772,765)         (3,955,268)
                                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                         254,175              17,880
      Proceeds from initial public offering - net                                  11,952,391                --
                                                                                 ------------        ------------

                       Net cash provided by financing activities                   12,206,566              17,880
                                                                                 ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (54,530)             49,440
                                                                                 ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               11,709,271          (5,395,054)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,126,259           6,281,671
                                                                                 ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 13,835,530        $    886,617
                                                                                 ============        ============






The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Operations

Gensym Corporation (the "Company") is a leading supplier of software products and services for developing and deploying intelligent solutions in a broad range of industrial, scientific, commercial, and government application areas.

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's prospectus dated February 16, 1996. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.  Significant Accounting Policies

The Company applies Statement of Financial Accounting Standards (SFAS) No, 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's marketable securities are classified as available-for-sale and are recorded at fair value which approximates amortized cost at June 30, 1996.

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

For the three and six months ended June 30, 1996, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. For the three and six months ended June 30, 1995, net loss per common and common equivalent share was computed using the weighted average common and common equivalent shares, assuming that all series of Convertible Preferred Stock had been converted to Common Stock as of the original issuance dates and that Common Stock options granted in the one-year period preceding the Company's initial public offering had been outstanding for the period, in accordance with the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was incorporated in 1986 to provide software products for developing and deploying intelligent systems for decision support and control. The Company released the first version of G2, its core product, in May 1988, and has been profitable each year since 1989. Since 1988, the Company has introduced enhanced versions of G2 and expanded its product line to include G2-based application products as well as G2 connectivity products. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

     The Company markets and sells products through its 27 direct sales offices in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. In 1994, the Company made a strategic decision to aggressively expand its direct sales force and consulting services organization, leading to a significant increase in both product and service revenues in 1995 that continued through the second quarter of 1996.

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, consolidated statement of income data for the periods indicated:

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                            1996          1995           1996          1995
                                                        ----------    ----------     ----------    ----------
Revenues:
       Product                                                59.5%         59.6%          57.8%         58.3%
       Service                                                40.5          40.4           42.2          41.7
                                                        ----------    ----------     ----------    ----------

              Total revenues                                 100.0         100.0          100.0         100.0
                                                        ----------    ----------     ----------    ----------

Cost of revenues:
       Product                                                 1.4           1.7            1.5           1.6
       Service                                                17.6          17.9           17.8          17.0
                                                        ----------    ----------     ----------    ----------

              Total cost of revenues                          19.0          19.6           19.3          18.6
                                                        ----------    ----------     ----------    ----------

Gross margin                                                  81.0          80.4           80.7          81.4
                                                        ----------    ----------     ----------    ----------

Operating expenses:
       Sales and marketing                                    45.7          57.6           47.7          55.6
       Research and development                               15.4          22.5           15.9          22.5
       General and administrative                              9.7           9.5            9.2           9.9
                                                        ----------    ----------     ----------    ----------

              Total operating expenses                        70.8          89.6           72.8          88.0
                                                        ----------    ----------     ----------    ----------

Operating income (loss)                                       10.2          (9.2)           7.9          (6.6)

Other income, net                                              1.6           1.2            1.2           1.3
                                                        ----------    ----------     ----------    ----------

Income (loss) before provision for (benefit from)
     income taxes                                             11.8          (8.0)           9.1          (5.3)

Provision for (benefit from) income taxes                      4.4          (5.4)           3.3          (3.6)
                                                        ----------    ----------     ----------    ----------

Net income (loss)                                              7.4%         (2.6)%          5.8%         (1.7)%
                                                        ==========    ==========     ==========    ==========


Gross margin:
       Product revenues                                       97.6%         97.1%          97.5%         97.3%
       Service revenues                                       56.6          55.6           57.8          59.2

THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues

     The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of G2 and associated software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

         Total revenues were $9.5 million for the quarter ended June 30, 1996 as compared to $6.1 million for the same period in 1995, an increase of $3.4 million or 54.8%. For the six month period ended June 30, 1996, total revenues increased to $17.9 million from $11.8 million for the same period in 1995, an increase of $6.1 million or 51.5%. The increase in total revenues was attributable to increased sales of both software product licenses and related services. International revenues accounted for 44.0% and 49.4% of total revenue in the second quarter of 1996 and 1995, respectively and 45.5% and 50.4% of total revenues in the first six months of 1996 and 1995 respectively.

     Product. Product revenues increased to $5.6 million in the second quarter of 1996 from $3.7 million in the same period in 1995, an increase of 54.5%. For the six month period ended June 30, 1996 product revenues increased to $10.4 million from $6.9 million for the same period in 1995, an increase of 50.2%. The increase in product revenues reflected earlier expansion of the Company's direct sales force and marketing partnerships, as well as greater acceptance of G2 and G2-based products in both existing and new market segments.

     Service. Service revenues increased to $3.9 million in the second quarter of 1996 from $2.5 million in the same period in 1995, an increase of 55.3%. For the first six months of 1996, service revenues increased to $7.6 million from $4.9 million for the same period in 1995, an increase of 53.3%. The increase in service revenues was primarily due to increased application consulting. Consulting revenues increased to $1.3 million in the second quarter of 1996 from $795,000 in the same period in 1995, an increase of 68.9%. Consulting revenues increased to $2.7 million in the first six months of 1996 from $1.5 million in the first six months of 1995, an increase of 87.8%. The Company continues to expand its application consulting organization to meet the growing demand from customers and partners for solution-level applications and implementation support and to aggressively enter into new market segments such as telecommunications. The remaining increase in service revenues was attributable to increased maintenance fees due to an increased customer base, increased maintenance renewals, and increased product training courses.

  Cost of Revenues

     Cost of Product. Cost of product revenues consists primarily of the cost of product media and duplication, manuals, packaging materials, and the direct labor involved in producing and distributing the Company's software. These costs increased to $138,000 in the second quarter of 1996 from $105,000 in the second quarter in 1995, an increase of 30.8%. In the six month period ended June 30, 1996, cost of product revenues increased to $259,000 from $187,000 in the same period in 1995, an increase of 38.4%. Cost of product revenues increased due to increased costs of product media and duplication, manuals, packaging materials and direct labor associated with increased product shipments. Gross margin on product revenues remained relatively constant at 97.6% and 97.1% for the second quarter of 1996 and 1995, respectively. For the first six months of 1996 and 1995, gross margin on product revenues also remained fairly constant at 97.5% and 97.3%, respectively.

     Cost of Service. Cost of service revenues consists primarily of consulting labor costs and product support costs. These costs increased to $1.7 million for the quarter ended June 30, 1996 from $1.1 million for the quarter ended June 30, 1995, an increase of 52.1%. For the six month period ended June 30, 1996, these costs increased to $3.2 million from $2.0 million for the comparable period in 1995, an increase of 58.8%. The increase in cost of service revenue was due primarily to an increase in the number of consulting projects which resulted in an increase in consulting payroll costs. Gross margin on service remained relatively constant at 56.6% in the second quarter of 1996 and 55.6% in the second quarter of 1995. Gross margin on service revenues decreased to 57.8% in the first six months of 1996 from 59.2% in the same period in 1995, largely due to a greater percentage of lower margin consulting revenues versus higher margin product support and training revenues.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, seminars, sales facilities expense, trade shows, advertising, and promotional materials. In the second quarter of 1996, these expenses increased 22.8% to $4.3 million (45.7% of revenues) from $3.5 million (57.6% of revenues) for the comparable quarter of 1995. For the six month period ended June 30, 1996, these expenses were $8.6 million (47.7% of revenues) and $6.6 million (55.6% of revenues) for the comparable period in 1995, an increase of 29.9%. The increase in absolute dollars was primarily a result of the continued investment in the Company's global sales and marketing capabilities, including the addition of sales and sales-related personnel in new and existing offices. While the Company plans to continue to increase its sales and marketing expenses over the coming years, the Company expects these expenses to continue to decline as a percentage of total revenues over time, should revenue growth continue.


     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. These expenses increased 6.1% to $1.5 million (15.4% of revenues) in the second quarter of 1996 from $1.4 million (22.5% of revenues) for the comparable period in 1995. On a year-to-date basis, research and development expenses increased 7.5% to $2.9 million (15.9% of revenues) for the six months ended June 30, 1996 from $2.7 million (22.5% of revenues) for the comparable period in 1995. The increase in absolute dollars was primarily due to an increase in engineering personnel devoted to significant new product features and enhancements in the G2 product family and the development of new products. The decrease as a percentage of revenues is primarily due to increased revenues. While the Company plans to increase research and development expenses over the coming years, the Company expects that these expenses will fluctuate as a percentage of total revenues.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased 57.1% to $921,000 (9.7% of revenues) in the second quarter of 1996 from $586,000 (9.5% of revenue) in the second quarter of 1995. For the first six months of 1996, general and administrative expenses increased 40.5% to $1.7 million (9.2% of revenues) compared to $1.2 million (9.9% of revenues) for the comparable period in 1995. This increase in absolute dollars was primarily due to an increase in the number of personnel in the Company's finance, administrative, and information systems departments. The Company expects that these expenses will decline slightly as a percentage of total revenue over time, should revenue growth continue.

  Other Income

     Other income consists primarily of interest income and foreign exchange transaction gains and losses. In the second quarter of 1996, other income increased 101.2% to $153,000 from $76,000 for the comparable period in 1995. Other income increased 45.1% to $216,000 in the first six months of 1996 from $149,000 for the comparable period in 1995. This increase was primarily due an increase in interest income due to higher cash and marketable securities balances available for investment, due to the proceeds of the Company's initial public offering in February 1996. During the second quarter of 1996, interest income increased 153.7% to $166,000 from $66,000 in the same period in 1995. For the first six months of 1996, interest income increased 88.6% to $247,000 from $131,000 in the comparable period in 1995.

  Income Taxes

     The Company's effective tax rate for the second quarter of 1996 and 1995 was 37.0% and 67.6%, respectively. The effective tax rate for the first six months of 1996 was 36.5% as compared to 67.6% for the comparable period in 1995. The effective tax rate for the second quarter of 1996 approximates the expected effective tax rate for the year ending December 31, 1996. The effective tax rate for the three and six months ended December 31, 1995 was higher than the statutory rate principally due to the effect of taxes on foreign income and to foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations, its current cash and marketable securities balances, and operating leases. In addition, the Company has $3.8 million of equipment financed under long-term operating leases. The Company's lease commitments consist primarily of operating leases for the Company's facilities and computers. The Company generated cash from operations of $1.3 million in the first six months of 1996 and used $1.5 million in the first six months of 1995. Cash generated from operations in the first six months of 1996 was primarily due to net income and increases in accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and prepaid expenses and a decrease in accounts payable.

    At June 30, 1996, the Company had cash, cash equivalents, and marketable securities of $18.2 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper. Included in these balances are the proceeds from the Company's initial public offering of Common Stock in February 1996. A total of 2,300,000 shares of Common Stock were sold in the offering, of which 1,366,788 were sold by the Company and 933,212 were sold by the selling stockholders. The net proceeds received by the Company were approximately $12 million after deducting underwriting discounts and expenses of the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

     At June 30, 1996, the Company had available a bank line of credit allowing for borrowings up to $1.0 million providing for interest at prime plus 1%. This line of credit will expire on May 31, 1997. The bank line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at June 30, 1996 and during the first six months of 1996. There were no borrowings under the bank line of credit for the period ended June 30, 1996.

     Investing activities utilized $1.8 million and $4.0 million during the first six months of 1996 and 1995, respectively. The principal uses in 1996 were to fund the purchase of $1.4 million of marketable securities and $410,000 of property and equipment. The principal uses during the first six months in 1995 were to fund the purchase of $3.1 million of marketable securities and $911,000 of property and equipment. The Company expects that its requirements for computers, office facilities, and office equipment will grow as staffing requirements dictate and that such equipment and facilities will be available when needed.

     The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through June 30, 1997. While the Company from time to time evaluates potential acquisitions, the Company has no present plans, agreements or commitments with respect to any acquisition. To date, inflation has not had a material impact on the Company's revenues or income.

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

     Product Concentration. The Company's only current product offerings are G2, an object-oriented development and deployment environment for building intelligent systems, and software products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change or other factors could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

     Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, and distributors, none of which is under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 29%, 26%, and 34% of the Company's product revenues in 1994, 1995 and the first six months of 1996, respectively. The Company expects that sales by third-party resellers will account for an increased percentage of its revenues in the future. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 19%, 14%, and 17% of the Company's product revenues in 1994, 1995, and the first six months of 1996, respectively. The loss of one or more major third-party distributors or resellers of the Company's products, or a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications, could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to their customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44%, 44%, and 46% of total revenues in 1994, 1995, and the first six months of 1996. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate site of installation. The Company expects that international revenues will account for an increasing percentage of its revenues in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into international languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations or financial condition.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

          (a)  Exhibit Index

               Exhibit 10.1 - Amendment to Business Loan Agreement dated May 31, 1996 between Gensym Corporation and State Street Bank and Trust Company

               Exhibit 11 - Computation of Net Income Per Share

               Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed by Gensym during the quarter ended June 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GENSYM CORPORATION
                              (Registrant)



                              /s/ Lowell B. Hawkinson
                              -------------------------
Dated:  August 13, 1996       Lowell B. Hawkinson
                              Chief Executive Officer
                              (Principal Executive Officer)


                              /s/ Stephen Gregorio
                              -------------------------
Dated:  August 13, 1996       Stephen Gregorio
                              Vice President Finance and Administration,
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)