Form 10-Q
period 1996-09-30
GENSYM CORP
filed 1996-11-14
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


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

                    Yes  X                            No
                        ---                              ---

     As of November 6, 1996 there were 6,153,247 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                 Form 10-Q INDEX

                                                                       Page No.
                                                                       --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995                         3

         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 1996 and 1995          4

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1996 and 1995                    5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   7-14



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            15

Item 3.  Defaults Upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

         Signatures                                                       16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                       GENSYM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           1996              1995
                                                       ------------      ------------
                              ASSETS
Current Assets:
       Cash and cash equivalents                        $10,893,525      $ 2,126,259
       Marketable securities                              7,390,603        2,965,942
       Accounts receivable, net                           8,989,649        8,263,549
       Prepaid expenses                                   1,661,747        1,114,952
       Deferred income taxes                                869,034          941,544
                                                        -----------      -----------
            Total current assets                         29,804,558       15,412,246
                                                        -----------      -----------

Property and Equipment, net                               2,319,850        2,166,445
Long-term investments                                     1,058,835               --
Deposits and other assets                                   224,438          267,804
                                                        -----------      -----------

                                                        $33,407,681      $17,846,495
                                                        ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                 $ 1,015,899      $ 1,027,110
       Accrued expenses                                   5,269,098        3,789,297
       Deferred revenue                                   4,824,440        4,419,511
                                                        -----------      -----------
            Total current liabilities                    11,109,437        9,235,918
                                                        -----------      -----------



Stockholders' Equity:
       Convertible preferred stock                               --           65,346
       Common stock                                          61,530           40,010
       Capital in excess of par value                    17,819,212        5,233,955
       Retained earnings                                  4,539,728        3,307,419
       Cumulative translation adjustment                   (122,226)         (36,153)
                                                        -----------      -----------
            Total stockholders' equity                   22,298,244        8,610,577
                                                        -----------      -----------

                                                        $33,407,681      $17,846,495
                                                        ===========      ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                 1996           1995          1996             1995
                                              ----------     ----------    -----------     -----------
REVENUES:
    Product                                   $4,924,715     $4,293,017    $15,296,731     $11,198,995
    Service                                    3,968,104      3,225,238     11,538,265       8,161,861
                                              ----------     ----------    -----------     -----------
        Total revenues                         8,892,819      7,518,255     26,834,996      19,360,856
                                              ----------     ----------    -----------     -----------

COST OF REVENUES:
    Product                                      117,708        202,947        376,407         389,859
    Service                                    1,732,009      1,321,436      4,930,325       3,334,861
                                              ----------     ----------    -----------     -----------
        Total cost of revenues                 1,849,717      1,524,383      5,306,732       3,724,720
                                              ----------     ----------    -----------     -----------

        Gross profit                           7,043,102      5,993,872     21,528,264      15,636,136
                                              ----------     ----------    -----------     -----------

OPERATING EXPENSES:
    Sales and marketing                        4,316,677      3,599,784     12,874,352      10,187,524
    Research and development                   1,596,209      1,247,342      4,454,616       3,906,845
    General and administrative                   992,367        687,229      2,644,972       1,863,818
                                              ----------     ----------    -----------     -----------
                                               6,905,253      5,534,355     19,973,940      15,958,187
                                              ----------     ----------    -----------     -----------

        Operating income (loss)                  137,849        459,517      1,554,324        (322,051)

OTHER INCOME, NET                                172,760         27,605        388,985         176,657
                                              ----------     ----------    -----------     -----------

        Income (loss) before provision for
          (benefit from) income taxes            310,609        487,122      1,943,309        (145,394)

PROVISION FOR (BENEFIT FROM) INCOME
    TAXES                                        115,000        329,427        711,000         (98,325)
                                              ----------     ----------    -----------     -----------

        Net income (loss)                     $  195,609     $  157,695    $ 1,232,309     $   (47,069)
                                              ==========     ==========    ===========     ===========

        Net income (loss) per common and
          common equivalent share             $     0.03     $     0.03    $      0.20     $     (0.01)
                                              ==========     ==========    ===========     ===========

        Weighted average common and common
          equivalent shares outstanding        6,507,033      4,804,494      6,248,390       4,690,914
                                              ==========     ==========    ===========     ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  1996            1995
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $ 1,232,309     $   (47,069)
      Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Depreciation                                                             798,653         688,570
          Deferred taxes                                                            72,510        (724,788)
          Changes in assets and liabilities:
                Accounts receivable                                               (742,412)     (1,545,897)
                Prepaid expenses                                                  (596,371)       (524,398)
                Accounts payable                                                    (2,845)       (252,272)
                Accrued expenses                                                 1,509,999       1,102,141
                Deferred revenue                                                   405,747         (56,862)
                                                                               -----------     -----------

                       Net cash provided by (used in) operating activities       2,677,590      (1,360,575)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities                                        (4,424,661)     (3,231,304)
      Purchases of long-term investments                                        (1,058,835)
      Purchases of property and equipment                                         (952,058)     (1,219,920)
      Decrease in other assets                                                      31,928          12,621
                                                                               -----------     -----------

                       Net cash used in investing activities                    (6,403,626)     (4,438,603)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                      589,040          20,040
      Proceeds from initial public offering - net                               11,952,391              --
      Borrowings on line of credit                                                      --         850,000
      Repayments on line of credit                                                      --        (450,000)
                                                                               -----------     -----------

                       Net cash provided by financing activities                12,541,431         420,040
                                                                               -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (48,129)         34,067
                                                                               -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             8,767,266      (5,345,071)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,126,259       6,281,671
                                                                               -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $10,893,525     $   936,600
                                                                               ===========     ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Operations

Gensym Corporation (the "Company") is a leading supplier of software products and services for developing and deploying intelligent applications in a broad range of industrial, scientific, commercial, and government markets.

2. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's prospectus dated February 16, 1996. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3. Investments

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at September 30, 1996. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Marketable securities held as of September 30, 1996 consist of municipal bonds with original maturity dates greater than three months and less than one year. Long-term investments held as of September 30, 1996, consist of municipal bonds with original maturity dates of greater than one year.

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

For the three and nine months ended September 30, 1996 and the three months ended September 30, 1995, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. For the nine months ended September 30, 1995, net loss per common and common equivalent share was computed using the weighted average number of common shares outstanding.

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

     The Company markets and sells its products through its 27 direct sales offices in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. In 1994, the Company made a strategic decision to aggressively expand its direct sales force and consulting services organization, leading to an increase in both product and service revenues in 1995 and the first nine months of 1996. The Company also sells its products through a network of value-added resellers and systems integrators which provide consulting services and integrated solutions to their customers. The Company believes that there is a trend among end users in its markets toward purchasing complete solutions, rather than software tools with which to develop such solutions. This trend may increase the Company's reliance on such value-added resellers and system integrators to provide consulting services and integrated solutions to end users, and may also lead the Company to increase its own capabilities to deliver complete solutions directly.

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:
                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                       1996      1995      1996      1995
                                                     --------  --------   -------   -------
Revenues:
      Product                                           55.4%     57.1%     57.0%     57.8%
      Service                                           44.6      42.9      43.0      42.2
                                                       -----     -----     -----     -----

               Total revenues                          100.0     100.0     100.0     100.0
                                                       -----     -----     -----     -----

Cost of revenues:
      Product                                            1.3       2.7       1.4       2.0
      Service                                           19.5      17.6      18.4      17.2
                                                       -----     -----     -----     -----

               Total cost of revenues                   20.8      20.3      19.8      19.2
                                                       -----     -----     -----     -----

Gross margin                                            79.2      79.7      80.2      80.8
                                                       -----     -----     -----     -----

Operating expenses:
      Sales and marketing                               48.5      47.9      48.0      52.6
      Research and development                          17.9      16.6      16.6      20.2
      General and administrative                        11.2       9.1       9.8       9.6
                                                       -----     -----     -----     -----

               Total operating expenses                 77.6      73.6      74.4      82.4
                                                       -----     -----     -----     -----

Operating income (loss)                                  1.6       6.1       5.8      (1.6)

Other income, net                                        1.9       0.4       1.4       0.9
                                                       -----     -----     -----     -----

Income (loss) before provision for (benefit from)
    income taxes                                         3.5       6.5       7.2      (0.7)

Provision for (benefit from) income taxes                1.3       4.4       2.6      (0.5)
                                                       -----     -----     -----     -----

Net income (loss)                                        2.2%      2.1%      4.6%     (0.2)%
                                                       =====     =====     =====     =====


Gross margin:
      Product revenues                                  97.6%     95.3%     97.5%     96.5%
      Service revenues                                  56.4      59.0      57.3      59.1


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues

     The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of G2 and associated software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues were $8.9 million for the quarter ended September 30, 1996 as compared to $7.5 million for the same period in 1995, an increase of $1.4 million or 18.3%. For the nine month period ended September 30, 1996, total revenues increased to $26.8 million from $19.4 million for the same period in 1995, an increase of $7.4 million or 38.6%. The increase in total revenues was attributable to increased sales of both software product licenses and related services. International revenues accounted for 40.5% and 42.4% of total revenue in the third quarter of 1996 and 1995, respectively, and 43.8% and 47.7% of total revenues in the first nine months of 1996 and 1995 respectively.

     Product. Product revenues increased to $4.9 million in the third quarter of 1996 from $4.3 million in the same period in 1995, an increase of 14.7%. For the nine month period ended September 30, 1996, product revenues increased to $15.3 million from $11.2 million for the same period in 1995, an increase of 36.6%. The increase in product revenues reflected earlier expansion of the Company's direct sales force and marketing partnerships, as well as greater acceptance of G2 and G2-based products in both existing and new market segments.

     Service. Service revenues increased to $4.0 million in the third quarter of 1996 from $3.2 million in the same period in 1995, an increase of 23.0%. For the first nine months of 1996, service revenues increased to $11.5 million from $8.2 million for the same period in 1995, an increase of 41.4%. The increase in service revenues was primarily due to increased maintenance fees and application consulting. Maintenance fees increased to $2.1 million in the third quarter of 1996 from $1.5 million in the same period in 1995, an increase of 39.7%. Maintenance fees increased to $5.8 million in the first nine months of 1996 from $4.2 million in the first nine months of 1995, an increase of 36.9%. The increase in maintenance fees due to an increased customer base and increased maintenance renewals. Consulting revenues increased to $1.5 million in the third quarter of 1996 from $1.2 million in the same period in 1995, an increase of 18.3%. Consulting revenues increased to $4.2 million in the first nine months of 1996 from $2.7 million in the first nine months of 1995, an increase of 56.0%. The Company continues to expand its application consulting organization to meet the growing demand from customers and partners for solution-level applications and implementation support.

  Cost of Revenues

     Cost of Product. Cost of product revenues consists primarily of the cost of product media and duplication, manuals, packaging materials, and the direct labor involved in producing and distributing the Company's software. These costs decreased to $118,000 in the third quarter of 1996 from $203,000 in the third quarter in 1995, a decrease of 42.0%. In the nine month period ended September 30, 1996, cost of product revenues decreased to $376,000 from $390,000 in the same period in 1995, a decrease of 3.5%. Cost of product revenues decreased in the third quarter of 1996 and in the nine months ended September 30, 1996, primarily due to higher production costs related to a major product release in the third quarter of 1995. Gross margin on product revenues increased to 97.6% from 95.3% for the third quarter of 1996 and 1995, respectively. For the first nine months of 1996 and 1995, gross margin on product revenues increased to 97.5% from 96.5%, respectively.

     Cost of Service. Cost of service revenues consists primarily of consulting labor costs and product support costs. These costs increased to $1.7 million for the quarter ended September 30, 1996 from $1.3 million for the quarter ended September 30, 1995, an increase of 31.1%. For the nine month period ended September 30, 1996, these costs increased to $4.9 million from $3.3 million for the comparable period in 1995, an increase of 47.8%. The increase in cost of service revenue was due primarily to an increase in the number of consulting projects which, in turn, resulted in an increase in consulting payroll costs. Gross margin on service decreased to 56.4% in the third quarter of 1996 from 59.0% in the third quarter of 1995. Gross margin on service revenues decreased to 57.3% in the first nine months of 1996 from 59.1% in the same period in 1995, largely due to a greater percentage of lower margin consulting revenues versus higher margin product support and training revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, seminars, sales facilities expense, trade shows, advertising, and promotional materials. In the third quarter of 1996, these expenses increased 19.9% to $4.3 million (48.5% of revenues) from $3.6 million (47.9% of revenues) for the comparable quarter of 1995. For the nine month period ended September 30, 1996, these expenses increased 26.4% to $12.9 million (48.0% of revenues) from $10.2 million (52.6% of revenues) for the comparable period in 1995. The increase in absolute dollars was primarily a result of the continued investment in the Company's global sales and marketing capabilities, including the addition of sales and sales-related personnel in new and existing offices.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased 28.0% to $1.6 million (17.9% of revenues) in the third quarter of 1996 from $1.2 million (16.6% of revenues) for the comparable period in 1995. On a year-to-date basis, research and development expenses increased 14.0% to $4.5 million (16.6% of revenues) for the nine months ended September 30, 1996 from $3.9 million (20.2% of revenues) for the comparable period in 1995. The increase in absolute dollars was primarily due to an increase in engineering personnel devoted to new product features and enhancements in the G2 product family and the development of new products. The decrease as a percentage of revenues on a year to date basis is primarily due to increased revenues.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased 44.4% to $992,000 (11.2% of revenues) in the third quarter of 1996 from $687,000 (9.1% of revenue) in the third quarter of 1995. For the first nine months of 1996, general and administrative expenses increased 41.9% to $2.6 million (9.8% of revenues) compared to $1.9 million (9.6% of revenues) for the comparable period in 1995. This increase in absolute dollars was primarily due to an increase in the number of personnel in the Company's finance, administrative, and information systems departments.

  Other Income

     Other income consists primarily of interest income and foreign exchange transaction gains and losses. In the third quarter of 1996, other income increased 525.8% to $173,000 from $28,000 for the comparable period in 1995. Other income increased 120.2% to $389,000 in the first nine months of 1996 from $177,000 for the comparable period in 1995. This increase was primarily due to an increase in interest income related to higher cash and marketable securities balances available for investment, as a result of the proceeds from the Company's initial public offering in February 1996. During the third quarter of 1996, interest income increased 253.2% to $162,000 from $46,000 in the same period in 1995. For the first nine months of 1996, interest income increased 131.3% to $409,000 from $177,000 in the comparable period in 1995.

  Income Taxes

     The Company's effective tax rate for the third quarter of 1996 and the third quarter of 1995 was 37.0% and 67.6%, respectively. The effective tax rate for the first nine months of 1996 was 36.6% as compared to 67.6% for the comparable period in 1995. The effective tax rate for the third quarter of 1996 approximates the expected effective tax rate for the year ending December 31, 1996. The effective tax rate for the three and nine months ended December 31, 1995 was higher than the statutory rate principally due to the effect of taxes on foreign income and to foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations, its current cash and marketable securities balances. In addition, the Company has $4.7 million of equipment financed under long-term operating leases. The Company's lease commitments consist primarily of operating leases for the Company's facilities and computers. The Company generated cash from operations of $2.7 million in the first nine months of 1996 and used $1.4 million in the first nine months of 1995. Cash generated from operations in the first nine months of 1996 was primarily due to net income and increases in accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and prepaid expenses.

  At September 30, 1996, the Company had cash, cash equivalents, marketable securities, and long-term investments of $19.3 million. The Company regularly invests excess funds in highly rated money market funds, government securities, and commercial paper. Included in these balances are the proceeds from the Company's initial public offering of Common Stock in February 1996. A total of 2,300,000 shares of Common Stock were sold in the offering, of which 1,366,788 were sold by the Company and 933,212 were sold by the selling stockholders. The net proceeds received by the Company were approximately $12.0 million after deducting underwriting discounts and expenses of the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In addition, the Company has received approximately $589,000 in 1996 through the exercise of stock options.

  At September 30, 1996, the Company had available a bank line of credit allowing for borrowings up to $1.0 million and providing for an interest rate of prime. This bank line of credit will expire on May 31, 1997. The bank line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at September 30, 1996 and during the first nine months of 1996. There were no borrowings under the bank line of credit for the period ended September 30, 1996.

  Investing activities utilized $6.4 million and $4.4 million during the first nine months of 1996 and 1995, respectively. The principal uses in 1996 were to fund the purchase of $4.4 million of marketable securities, $1.0 million in long-term investments and $1.0 million of property and equipment. The principal uses during the first nine months in 1995 were to fund the purchase of $3.2 million of marketable securities and $1.2 million of property and equipment. The Company expects that its requirements for computers, office facilities, and office equipment will grow as staffing requirements dictate and that such equipment and facilities will be available when needed.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could offset the Company's operating results, including, without limitation, the following:

     Emerging Market for Intelligent Systems. Substantially all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent systems for decision support and control applications. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent systems successfully or that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations or financial condition. In addition, the Company believes that end users in its markets are increasingly seeking complete solutions, rather than software tools with which to develop such solutions. Meeting this demand may require the Company to modify its sales approach, lengthen its sales cycle, increase its capabilities to develop and deliver complete solutions, and increase the Company's reliance on value-added resellers and systems integrators to develop integrated solutions for end users and deliver services to implement these solutions. Failure by the Company to respond to such a shift in demand by end users could have a material adverse effect on the Company's business, results of operations, or financial condition.

  Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Although the Company has been profitable for each of the past seven fiscal years, the Company has on occasion recorded quarterly losses, and there can be no assurance that revenue growth or profitable operations can be sustained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to twelve months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades, the timing of significant orders, the mix of products sold, and the mix of domestic versus international revenues could contribute to this quarterly variability. For example, the Company has experienced in the past, and may experience in the future, delays in customer maintenance renewals due to unforeseen delays in product releases. In addition, the Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

  Product Concentration. The Company's only current product offerings are G2, an object-oriented development and deployment environment for building intelligent systems, and software products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change, or other factors could have a material adverse effect on the Company's business, results of operations, or financial condition.

  New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, the Company or others may announce new products, capabilities, or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Systems."

  Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, and distributors, none of which is under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 29%, 26%, and 28% of the Company's product revenues in 1994, 1995, and the first nine months of 1996, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 19%, 14%, and 19% of the Company's product revenues in 1994, 1995, and the first nine months of 1996, respectively. The loss of one or more major third-party distributors or resellers of the Company's products, or a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications, could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to their customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

  Risks Associated With International Operations. The Company's international revenues represented 44% of total revenues in 1994, 1995, and the first nine months of 1996. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The Company expects that international revenues will account for an increasing percentage of its revenues in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

  Potential for Undetected Errors. Complex software products such as those offered by the Company may contain unintended errors or failures commonly referred to as "bugs." There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although the Company has not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could adversely affect the Company's business, results of operations, or financial condition.

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

  The Company's software is integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and could be successful in supplying alternatives to products based on the Company's software.

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

  Management of Growth. The Company's business has grown significantly over the past several years. This growth has resulted in an increase in responsibilities placed upon the Company's management and has placed added pressures on the Company's operating and financial systems. For example, the Company's expansion of its international operations introduced significant legal, tax, and accounting complexities, as well as the challenges associated with managing geographically dispersed operations. To manage its growth effectively, the Company will be required to implement additional management and financial systems and controls, and to expand, train, and manage its employee base. There can be no assurance that the management and systems currently in place will be adequate if the Company continues to grow, or that the Company will be able to implement additional systems successfully and in a timely manner as required. Any future strategic transactions such as acquisitions or equity investments would place additional strains upon the Company's management resources. There can be no assurance that the Company will be effective in managing its future growth or that any failure to manage growth will not have a material adverse effect on the Company's business, results of operations, or financial condition.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        (a) Exhibit Index
            Exhibit 10.1 - Amendment to Business Loan Agreement dated
             October 17, 1996 between Gensym Corporation and State Street Bank and Trust
            Exhibit 11 - Computation of Net Income Per Share
            Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed by Gensym during the quarter ended September 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GENSYM CORPORATION
                                             (Registrant)



                                             /s/ Lowell B. Hawkinson
                                             -----------------------
       Dated: November 13, 1996              Lowell B. Hawkinson
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                             /s/ Stephen Gregorio
                                             --------------------
       Dated: November 13, 1996              Stephen Gregorio
                                             Vice President Finance and
                                             Administration,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)