Form 10-Q/A
period 1996-09-30
GENSYM CORP
filed 1996-11-14
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

The purpose of this filing is to include Exhibit 10.1, which was inadvertantly left off the filing of the Form 10-Q, which was filed on November 13, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GENSYM CORPORATION
                                             (Registrant)



                                             /s/ Lowell B. Hawkinson
                                             -----------------------
       Dated: November 14, 1996              Lowell B. Hawkinson
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                             /s/ Stephen Gregorio
                                             --------------------
       Dated: November 14, 1996              Stephen Gregorio
                                             Vice President Finance and
                                             Administration,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                Exhibit Index


            Exhibit 10.1 - Amendment to Business Loan Agreement dated
             October 17, 1996 between Gensym Corporation and State Street Bank and Trust