Form 10-K
period 1996-12-31
GENSYM CORP
filed 1997-03-31
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 (Mark one)

          X Annual report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

             Transition report pursuant to Section 13 or 15(d) of the --- Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER: 0-27696

                               GENSYM CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    04-2932756
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     125 CAMBRIDGEPARK DRIVE
          CAMBRIDGE, MA                                     02140
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (617) 547-2500

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.01 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     As of March 26, 1997 there were 6,242,286 shares of the Registrant's Common Stock outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $21,208,152 based on the last reported sale price of the registrant's common stock on the Nasdaq National Market as of the close of business on March 26, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of Form 10-K
         Document                            into which incorporated.
         --------                            ------------------------

Portions of the Registrant's                 Items 10, 11, 12 and 13 of Part III
Proxy Statement for the 1997
Annual Meeting of Stockholders.


                               GENSYM CORPORATION
                                 Form 10-K INDEX
                                                                                       Page No.
                                                                                       --------
                                     PART I
Item 1.   Business                                                                        4-13
Item 2.   Properties                                                                        14
Item 3.   Legal Proceedings                                                                 14
Item 4.   Submission of Matters to a Vote of Security Holders                            14-15

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters             16
Item 6.   Selected Financial Data                                                           17
Item 7.   Management Discussion and Analysis of Financial Condition and
           Results of Operations                                                         18-28
Item 8.   Financial Statements and Supplementary Data                                    29-41
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                         41

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant                                41
Item 11.  Executive Compensation                                                            41
Item 12.  Security Ownership of Certain Beneficial Owners and Management                    41
Item 13.  Certain Relationships and Related Transactions                                    41

                                     PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K                            42
          Signatures                                                                        43



PART I.
ITEM 1. BUSINESS

Gensym Corporation ("Gensym" or the "Company") is a leading supplier of software products and services for developing and deploying intelligent systems for decision support and control. Applications built with the Company's products can be used to monitor complex operations, analyze data, detect problems and opportunities, provide advice, make decisions, and take action in real time. These products are also used off-line in the design, planning, and scheduling of operations. The Company's core product, G2, and G2-based products, are sold to customers for a broad array of applications in a wide range of industries, including manufacturing, telecommunications, aerospace, transportation, and financial services.

The Company's early success in delivering intelligent systems to visionary customers has put the Company in a position to provide application-specific solutions to the much larger mainstream market. In January 1997, the Company established three strategic business units, Manufacturing, Communications, and Advanced Systems, to manage the domain-specific expertise, products, and services required to serve mainstream customers. In conjunction with this, the Company has also adopted a solutions-oriented approach in its sales, marketing, product development and service organizations.

INDUSTRY BACKGROUND

     Commercial organizations today face mounting pressures in the global competitive environment. These pressures are driving organizations to increase efficiency through improved productivity and better utilization of resources, improve the quality of products and services, and respond more quickly to customer needs. Organizations must also be more flexible in their operations and bring new products and services to market faster. These challenges are present in a broad range of industries, including manufacturing, telecommunications, aerospace, transportation, financial services, and many others.

     As organizations have become larger and more complex, effective management of operations has become an increasingly difficult task. The data-rich environment resulting from the growing capabilities of computer systems and networks and the broad availability of measurements and historical data from local and remote sources have compounded the difficulty of this task. Data must be analyzed and decisions and actions must be effected in a timely manner, often in real time. Failure to optimize resources or manage operations effectively can adversely affect quality, increase cost, or delay a product's time to market, with a resulting deterioration of competitive position in the marketplace.

     In an attempt to respond to these challenges, organizations have implemented low level computer monitoring and process management systems, which have limited functionality. For example, in manufacturing, computerized monitoring systems are capable of maintaining steady surveillance of variables and allowing operators to display trend graphs of measured values. However, operators are typically required to monitor basic measurement information, apply expertise to hundreds or thousands of constantly changing measurements, diagnose unexpected behavior, make decisions, and take corrective action.

     These challenges are also present in the telecommunications industry. Efficient utilization of network resources and optimum levels of quality service for customers require constant monitoring of network conditions, rapid diagnosis of network faults, and implementation of recovery actions. Increasingly complex networks challenge the ability of computer monitoring systems and their operators to cope with the changing availability of resources and the vast amounts of network status and alarm information.

     In an effort to add intelligence to low level computer monitoring and process management systems, a number of software products have been developed which offer "point solutions" designed for specific purposes. Such point solutions may satisfy part of the need for effective decision support and control, but they are generally inflexible and only address specific needs. In addition, the integration of various point solution packages from different vendors into a complete decision support and control system can be difficult to implement and maintain. When point solutions are unavailable or inadequate, custom development using general purpose programming tools is a common and often costly approach. The resulting programs typically have limited scalability and are hard to update and maintain as requirements change.

     The Company believes that comprehensive intelligent systems are required for organizations to meet their competitive challenges most effectively. These systems must analyze, interpret, and act on large amounts of data by applying "knowledge" that represents the expertise and experience of the best operational personnel combined with analytical models constructed by engineers and business professionals.

THE GENSYM SOLUTION

     Gensym software products allow organizations to develop and deploy intelligent systems for decision support and control. Gensym's products include G2, the Company's core product, and a growing number of products based on G2. G2 is an object-oriented development and deployment environment used to build intelligent applications. G2 allows organizations to apply knowledge to data in order to reach conclusions, provide advice, and take actions, often in real time. G2 can follow numerous lines of reasoning based on this knowledge and analyze large amounts of data and trends concurrently. G2 maintains an understanding of the behavior of processes over time and the currency of information, both of which are important for real-time decision support and control.

     Products based on G2 augment G2's broad capabilities with additional functionality specific to such problems as fault diagnosis, dynamic scheduling, process design, process simulation, and network management. Such products are offered both by Gensym and Gensym's marketing partners.

     G2 and G2-based products offer the following advantages:

     Knowledge as a Corporate Resource. Knowledge, once represented in G2, can be readily understood and reused, allowing organizations to capture operational knowledge and experience and transform it into a growing and evolving resource. This knowledge can be organized, stored, and incorporated within G2 applications. The combined expertise of many persons in an organization, accumulated over time, can provide a long-term corporate resource for replicating and extending intelligent decision support and control applications.

     Functionality. G2 includes many features that facilitate intelligent decision support and control. G2's reasoning engines can deal with large numbers of tasks concurrently in real time, thereby providing timely attention and response to multiple simultaneous problems. G2 can apply intelligent analysis to measurements to detect abnormal behavior before alarm limits are reached. Priorities can be assigned so that execution of critical tasks will not be delayed by less critical tasks and so that knowledge appropriate to an analysis can be accessed and used quickly. The Company believes that G2 extends object technology beyond that generally available in other products. Objects in G2 can correspond to physical objects in the real world, such as pieces of fixed equipment, production materials, or transportation vehicles. Because G2 can model real world objects, their physical locations and interconnections, their dynamic behavior, and causal and logical relationships among them, G2 can trace the root cause of a problem or anticipate the consequences of an abnormal condition.

     Ease of Development and Maintainability. G2 provides a development environment that allows more productive development of intelligent system applications than conventional programming. Development in G2 is facilitated by the use of natural language rules and procedures, which are intuitive and require less specialized training to write than functions and methods in conventional programming languages such as C, C++, and Java. A single rule or procedure can apply to multiple measurements or situations, reducing the size of an application and the time needed to build it. An application can be constructed and tested incrementally, assisted by G2's built-in simulator, allowing operational experts to modify and validate the application before it is deployed. Developers and users have the ability to search, test, and modify knowledge in an application using G2's knowledge management facilities. Using Gensym's Telewindows product, individuals at multiple geographic locations can concurrently develop an application. G2's development features can provide productivity advantages for existing and follow-on applications and can reduce the cost and time to deployment for new applications.

     Ease of Deployment and Support. G2 provides for a seamless transition from development to deployment. The customer can select the computer platform on which to deploy G2 from a broad range of workstations and personal computers. Apart from external interfaces, G2 applications are portable and can run on a variety of computer platforms without modification or recompilation. Multiple users can have concurrent, shared access to any G2 application via Telewindows or via standard Intranet browsers and Gensym's G2 Weblink product. G2 also allows interactive support of an application while it is running, avoiding system down-time. Using Telewindows, this interactive support can be done remotely over a network, reducing maintenance expense. Gensym offers a set of modules that allow G2 to interface concurrently to multiple sources of real-time data from production systems and databases, so that G2 can integrate information from many sources. These interface modules allow G2 to accept and respond to high-priority event information with immediate actions, while G2 continues to perform routine monitoring and control activities.

STRATEGY

     Gensym's objectives are to increase the market for intelligent systems and extend its leadership in this market. To achieve these objectives, the Company employs the following strategies:

          - Extend Technological Leadership and Enhance Ease of Use. The Company plans to build upon its technology base by adding new features and functionalities to its existing products and expanding its product line, particularly in the direction of industry standards and solutions to common mission-critical problems in its major markets. The Company believes that its leadership is primarily a result of its extensive set of advanced software technologies. The Company plans to continue to develop features to enhance the ease of use of its products, such as object libraries, interfaces to other software systems, and links to networks such as the Internet.

          - Focus on Key Accounts. Gensym intends to continue to expand the market for intelligent systems by selling and delivering solutions directly and with partners to large organizations with complex operations and the potential for extensive application proliferation. The Company works in close cooperation with end-users and partners around the world in order to expand the features and capabilities of its products. After proving the effectiveness of its solutions in initial applications, Gensym both promotes proliferation of additional applications at additional sites within that organization and publicizes those successes as references for new customers.

          - Expand Relationships with Marketing Partners. To encourage faster growth of the market for intelligent systems, the Company seeks to continue to form strategic relationships with systems integrators and value-added resellers that have experience in various targeted application markets and can build and install solutions using G2 and G2-based products.

          - Strengthen Worldwide Presence. The Company strives to have sales and support presence in geographic regions in which the Company believes there is demand for its products and services. Gensym has a total of 26 direct sales offices in North America, Europe, Africa, and Asia. In addition, the Company has established local distribution channels in Japan, South Africa and other international markets and has customer support service centers in North America and Europe. Gensym plans to increase the worldwide technical support capabilities of its international offices.

          - Broaden Product Line to Increase Market Penetration. Gensym intends to expand the markets for its products through the introduction of additional products which add functionality and knowledge applicable to manufacturers, communication service providers, financial service providers, and utilities. The Company plans to expand its relationship with its strategic partners to help accomplish this goal.

PRODUCTS

     Gensym sells G2 and a growing number of products used with or based on G2.

G2

     G2 is a comprehensive development and deployment environment for intelligent decision support and control applications. G2 applies knowledge that represents the experience of the best operations personnel, combined with the analytical models constructed by engineers and business professionals and models derived from past performance, to real-time or model data, in order to reach conclusions, provide advice, and take real or simulated actions in a timely fashion. G2 can follow multiple lines of reasoning based on this knowledge and consider multiple problems concurrently. G2 maintains an understanding of the behavior of processes over time and the currency of information, both of which are important for real-time decision support and control. G2 incorporates a broad array of integrated technologies that allow application developers to implement object-oriented applications without the need for conventional computer programming.

          Development Features

          G2 allows an application developer to express objects, rules, models and procedures using structured natural language so that they can be readily understood and modified. The built-in editor automatically shows the user the list of permissible words, checks statements as they are entered, and indicates errors. The G2 development environment allows a developer to test an application using simulated data and to view the results graphically. In this way, an application can be tested under various scenarios before deployment. Rapid incremental application development can be done interactively, to facilitate application improvements during prototyping, during development and even while in deployment. Using G2's ability to support rapid application development, a developer can show a dynamic, graphically animated prototype of an application to an end-user at an early stage.


          Using G2, an application developer can model a process in terms of interrelated objects, which may be in graphical or schematic diagram form. These object-based graphical connections enable G2 to reason about the interdependent behavior of connected process objects. An integrated knowledge management facility contained within G2 can access all available knowledge (the objects, rules, models, and procedures) in order to facilitate intelligent knowledge queries for examining and modifying knowledge. G2's high-level representation of knowledge allows persons in many positions and roles in an organization to develop applications more quickly and easily, while aiding maintainability and reusability. Using Gensym's Telewindows product, developers at multiple geographic locations can work in teams to concurrently develop applications.

          Deployment Features

          Applications built on G2 are portable and interoperable across a number of computer platforms, so solutions can be offered on any of a wide range of platforms and knowledge migrated to new and more powerful computers and operating systems. G2 currently runs on workstations from Digital Equipment Corporation, Hewlett-Packard, IBM, Sun Microsystems, and others, as well as on personal computers. G2 currently runs under the UNIX, VMS, and Windows NT operating systems.

          G2 allows many procedures or rules to be active concurrently. A procedure or rule can be executing, suspended to allow other computations to occur, or waiting for a triggering event. G2 enhances the reliability of on-line applications by its facility to save "snap-shots" of a process state and "warm boot" to the last saved state, so that an intelligent real-time system can resume after power failures or other interruptions. Applications can also be modified without interrupting the running of the application.

          Through its G2 Standard Interface technology, G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, Telewindows and Gensym's G2 Weblink allows multiple users to share that application concurrently.

          G2 application server licenses are typically perpetual and carry a North American list price of $48,000. The Company offers volume and other discounts to encourage large projects and product proliferation.

TELEWINDOWS AND G2 WEBLINK

     Telewindows operates in conjunction with G2 and enables concurrent shared access to G2 from multiple geographic locations. Telewindows gives each member of a development team full concurrent access to an application as a native developer, with immediate awareness of and access to objects and other knowledge created by other team members. Telewindows enables remote system maintenance by allowing full developer access to on-line deployed applications remotely across a network. Once an application is deployed, Telewindows allows multiple users to share that application concurrently.

     Multiple end-users on a network can access multiple applications via Telewindows. Each user is provided with specific capabilities and restrictions according to the authorized level of access. For example, in typical manufacturing operations, the process or plant operators may have access to intelligent diagnostics and other decision support while the maintenance group, plant management, plant engineers and others may share the knowledge and real-time analysis appropriate to their respective tasks.

     In addition to Telewindows, Gensym introduced and released in 1996 a new product, G2 WebLink, that enables users to interact with G2 applications remotely from browsers like Netscape and Microsoft Explorer. This new product "web-enables" G2, that is, provides standard user access over Internet or intranet connections.

     Pricing for Telewindows or G2 WebLink capability is based on the number of users and whether those users are specifically identified or not. Pricing for an identified user is $6,000, in single user quantities.

DATA INTERFACE MODULES

     The Company and many of its marketing partners offer specific interface modules to allow on-line integration of G2 with external programs, systems, and databases. The Company offers interfaces to many standard databases such as those offered by Informix, Oracle, and Sybase. Interfaces to most popular factory control systems are available either from the Company or, in several cases, directly from the vendors of these systems. The North American list price for Data Interface Modules ranges from $4,000 to $10,000, in single unit quantities.

 G2-BASED PRODUCTS

     The Company also offers a number of products that are built on G2. The Company's G2-based products include:

G2 Diagnostic Assistant

G2 Diagnostic Assistant ("GDA") is a graphical tool set that can be used to create diagnostic and control applications. GDA is based on functional blocks, which are graphical objects that can be selected from menus and connected to create an application. The functional blocks include logic and fuzzy logic blocks, rule blocks, statistical tests, and alarm actions. New blocks can be created by the user and added to the application to address specific needs. GDA has built-in facilities for alarm handling and explanations of diagnostic conclusions, including the capability to quantify the degree of certainty of such conclusions. GDA was first released in 1993 and, as of December 31, 1996, there were more than 700 copies deployed in manufacturing and other applications. The North American list price of GDA is $16,000, in single unit quantities. GDA is also offered bundled with G2, at a North American list price of $53,000.

NeurOn-Line

NeurOn-Line is designed to allow non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for on-line, dynamic applications. NeurOn-Line is used to identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used on-line to compare process behavior with the model's prediction and to control processes. The development of neural network applications in NeurOn-Line is done graphically by selecting objects from menus, connecting them, and entering attribute and control information. NeurOn-Line was first released in 1994 and, as of December 31, 1996, there were more than 250 copies deployed in manufacturing and other applications. The North American list price for NeurOn-Line is $20,000, in single unit quantities. NeurOn-Line is also offered bundled with G2, at a North American list price of $60,000.

ReThink

ReThink is a graphical toolkit and process simulator for business process analysis, re-engineering, and continual decision support. It includes a wide range of tools for performing what-if analyses and animating the process models, allowing the user to visualize the process at various levels of detail and helping the user to recognize, understand and address difficulties. ReThink allows business managers to quickly and intuitively design and experiment with alternative business process structures, determining how such alternative structures could impact cost and cycle time and identifying potential bottlenecks. ReThink is currently licensed to several large consulting organizations for use in their business process re-engineering services. ReThink was first released in 1996 and as of December 31, 1996, there were more than 120 copies deployed. ReThink is sold in various configurations depending on use, starting at a North American list price of $20,000 for a one-year, single-user only license.

PRODUCTS UNDER DEVELOPMENT

     The Company is presently developing new G2-based products. The one listed below is in pre-release testing and is sold with application support services.

          Fault Expert

          Fault Expert, formerly "Operations Assistant" or "OPA", is a software toolkit that helps solve network management problems, such as alarm flooding, traffic congestion, and lost connections. Fault Expert is used to filter, correlate, and prioritize alarms; recognize patterns and predict incipient failures; and diagnose problems and recommend corrective actions to operations personnel. Fault Expert augments standard network management software such as HP OpenView, DEC Polycenter and IBM NetView, adding capabilities for higher level diagnostics and rule-based reasoning. Fault Expert is currently installed at more than 40 beta sites. Release is currently planned in stages in 1997.

CUSTOMERS AND APPLICATIONS

     The Company's customers include end-users, value-added resellers, and systems integrators. Many of the largest industrial corporations in the world are customers of the Company. Listed below is a sampling of the Company's customers, each of which has generated at least $100,000 in license revenues over the last three years:

AEROSPACE                               METALS/MINING
Lockheed Martin                         British Steel Plc
NASA                                    Dofasco
McDonnell Douglas Corporation           ISCOR
Storm Integration, Inc.                 Krupp

AUTOMOBILE                              PHARMACEUTICAL
Siemens AG                              Biochemie GmbH
Toyota                                  Eli Lilly & Company
                                        Glaxo
CEMENT
ABB Industrie AG
Lafarge                                 PIPELINE TRANSMISSION
                                        El Paso Energy Corp.
CHEMICAL/PETROLEUM                      Shell UK Limited
Asahi Chemical                          Texas Eastern Transmission Corporation
AspenTech
Citgo                                   POWER INDUSTRY
Exxon                                   British Nuclear Fuels
Saudi Aramco                            National Power (United Kingdom)
                                        Yamatake-Honeywell Corporation Ltd.
DISCRETE MANUFACTURING
Gillette Company                        TELECOMMUNICATIONS
Hitachi                                 AT&T
Seagate                                 Ericsson Hewlett-Packard AG
                                        France Telecom
FINANCIAL                               MCI Telecommunications
S.W.I.F.T.                              Motorola
                                        NEC
FOOD AND BEVERAGE                       Stanford Telecommunications Inc.
Nabisco
                                        TRANSPORTATION
                                        Mass Transit Railway Corporation

The Company has sold more than 7,000 licenses for its products to over 600 industrial, service and governmental organizations in more than 40 countries worldwide. The Company's products are used internationally in a broad array of applications, including the following:

          - AMOCO OIL PETROLEUM PRODUCTS
          Amoco estimates that it processes over 400,000 barrels of crude oil every day at its refinery in Texas City, Texas. The crude oil is separated into five different product streams, including diesel and kerosene. Knowing the exact composition of each stream is critical, but the refinery's on-stream analyzers were subject to frequent and costly time delays. Using Gensym's GDA and NeurOn-Line, Amoco has been able to make real-time assessments and take control of stream quality. The refinery now has tighter control of the process, with closed-loop utilization rates of over 95%, and Amoco estimates that it has saved over $500,000 per year in recovered product.

          - CORPOVEN S.A.
          Corpoven's Puerto La Cruz Refinery in Venezuela operates a conversion plant that transforms light hydrocarbons into high-value petroleum products, a very complex process which must meet tight tolerances to comply with environmental requirements. Corpoven implemented a G2-based system to incorporate the knowledge of its more experienced refinery operators so that all operators at this plant would have the benefit of their expertise. The G2-based system can now forecast potential operating deviations approximately two hours in advance.

          - MOTOROLA SATELLITE COMMUNICATIONS
          Utilizing a network of 66 low earth orbit satellites linked to ground stations around the world, the IRIDIUM(R) network is a global personal communications system designed to handle voice, data, fax, and paging transmissions. The IRIDIUM satellites will feature moving cells that can be shared by access providers worldwide. Motorola's Satellite Communications Group in Chandler, Arizona relies on Gensym's G2(R) and Fault Expert(TM) software to manage this complex network and keep it operational.

          - FORD MOTOR COMPANY
          Ford's Automatic Transmissions New Product Center in Livonia, Michigan had a cell controller based on a proprietary architecture. Design and process revisions were cumbersome, and new hardware and software were difficult to incorporate. Ford wanted a flexible manufacturing system
          (FMS) which could manage all the complexities of prototype manufacturing and was easy to use and easy to integrate with industry standard equipment. Ford chose G2 to control the movement of all parts through the FMS. The FMS issues control commands to machine tools and allows process engineers to create flexible routes for pallets of raw materials. Shop-floor staff began using the FMS with no formal training and functional modules are continuously being added, including part tracking, tool management, and decision support.

          - NABISCO BISCUIT COMPANY
          The Nabisco Biscuit Company's Atlanta bakery wanted to reduce the waste that results from products not meeting its strict quality standards. Simons Engineering, a Gensym Solution Partner, worked with Nabisco to develop Process Operator Guidelines (POG), a G2-based application that performs SCADA, statistical process control, and recipe management functions. While providing proactive process control advice to line operators, the POG system gives Nabisco real-time expert analysis, allowing bakery personnel to recognize problems quickly and respond to them intelligently. Since implementing the new system, the Atlanta bakery has achieved higher product consistency, improved product quality, and reduced product loss by two-thirds. Based on the success in Atlanta, Nabisco has introduced the system to five other facilities.

          - NEUCHATEL POLICE, SWITZERLAND
          In Switzerland, the Neuchatel Police use Gensym's G2 at their Traffic Management Center for an operator decision system to help control traffic lights, speed and direction signs in a network of tunnels and highways. G2 accesses 28,000 data points from sensors deployed throughout a system consisting of 37 kilometers of tunnels and covered highways with 900 traffic lights and 650 variable message signs. When an operator receives information about an incident along the highway, the operator selects which segments of the system need to be closed off. G2 then calculates the control strategy to redirect traffic around the closed-off segments based on its knowledge of traffic flow and behavior, safety procedures, geographic constraints, and operating procedures. Upon confirmation by the operator, G2 executes the control strategy by sending signals to the traffic lights and variable-message signs along the highway.

SALES AND MARKETING

     In order to reach the broadest possible market, the Company utilizes its direct sales force and applications engineering personnel and over 200 selected marketing partners.

     The Company markets its products in North America, Europe, Africa, and parts of Asia through a direct sales organization composed of 36 salespersons and sales managers and 27 applications engineers as of December 31, 1996. The Company currently has 14 sales offices in North America and direct sales offices in Australia, England, France, Germany, Hong Kong, Italy, the Netherlands, Scotland, South Korea, Sweden, and Tunisia. The Company intends to continue to expand its direct sales organization. In 1994, 1995, and 1996, the Company received 44%, 44%, and 42% of its total revenues, respectively, from international operations. See Note 7 of Notes to Consolidated Financial Statements for financial information by geographic area.

     The direct sales force focuses on selling to major accounts and provides face-to-face contact with customers. Applications engineers work with the direct sales force to perform demonstrations at customer sites and to assist customers in evaluating their technical requirements and implementing G2 application prototypes. Regular seminars and workshops are hosted at the Company's larger offices to demonstrate the G2 family of products and related applications. The Company's local offices offer basic and advanced training courses that teach prospective and new customers how to build application solutions using the Company's G2 and G2 based products.

     The Company also distributes its products through a network of more than 200 systems integrators and value-added resellers which are selected for their capability to add substantial value by providing end-users with focused application solutions built on G2. Third party resellers currently include organizations such as Asea Brown Boveri, EDS, The Foxboro Company, Honeywell, IBM, Loral, SEMA Group, Setpoint, Siemens, and Storm Integration. Product revenues from systems integrators and value-added resellers represented over 29%, 26%, and 28% of the Company's product revenues for 1994, 1995, and 1996, respectively.

     Gensym markets its products in Japan, South Africa and certain other countries through distributors. These distributors have technical competence in the application of G2, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software and provide systems integration services. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 19%, 14%, and 14% of the Company's product revenues in 1994, 1995, and 1996, respectively.

     The Company employs 18 marketing personnel to position, promote and market the Company's products. These individuals are engaged in a variety of activities, including public relations, direct marketing, trade shows, advertising, seminars, and promotion of customer applications for publication in industry magazines and journals. More than 250 case studies of successful G2 applications have been published.

SERVICE AND SUPPORT

     Gensym believes that a high level of customer service and support is critical to customer satisfaction and project and application success. Most Gensym customers attend one or two weeks of training and then implement their applications using the development features of Gensym software. The Company offers a regular schedule of product training in its offices in North America, Europe, and Asia, and special on-site training courses are offered on a demand basis around the world. Direct application engineering services are offered to customers around the world, to support end-users as well as Gensym marketing partners.

     The Company offers product maintenance and update services for an annual fee, typically equal to 15% of the license fee list price of the underlying product. Maintenance is mandatory for the first year after purchase and thereafter is optional. The Company's telephone support staff assists customers and partners in the installation and use of the Company's products. Telephone support is provided by the Company in North America and Europe and by local marketing partners in Japan and other areas of the world where Gensym does not have a direct presence.

     Gensym offers a variety of application engineering and consulting services on a fee-for-service basis. Gensym has specialized consulting resources in the following five areas: network and systems management; manufacturing process management; process design, modeling, and simulation; pharmaceutical process design and control; and water treatment. A key mission of the consulting staff is to assist partners, as well as end-users, in the successful development and deployment of intelligent systems applications based on G2. As of December 31, 1996, the Company employed a staff of 43 full-time consultants, which it supplements, when necessary, with external contractors.

     The Company offers several training courses, including two five-day G2 courses for beginning and more advanced users. In addition, the Company provides courses on interfacing G2 to data sources and on its GDA, NeurOn-Line, and ReThink products. The courses are given at the Company several times per month and are also often provided at local offices and at customer sites. Outside North America, the courses are offered by the Company where resources permit, as well as under license from the Company by distributors and training contractors. In 1996, more than 1,200 individuals worldwide completed courses offered by the Company. The fee for a full week course is approximately $2,300 per student.

     Gensym provides continuing support to the Gensym Users Society, an organization of all G2 users covered by current maintenance contracts. The Society sponsors an annual worldwide meeting plus additional regional and local meetings. These meetings are organized as professional technical conferences, with formal presentations of G2 applications by end-users and partners, company and product updates by Gensym, product planning forums, panel discussions, tutorials, workshops, and site visits. The Society publishes its "Inspect" newsletter several times per year and has a number of special interest groups in such areas as manufacturing and engineering design.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend upon its ability to enhance existing products as well as to develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. The Company intends to expand existing product offerings and to introduce new applications. While the Company expects that certain new products will be developed internally, the Company may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants.

     New products and enhancements to existing products are typically developed in response to discussions at user groups and customer feedback obtained by the Company's customer support personnel. New product initiatives are also taken to address targeted markets. Recent areas of focus include conformance to Microsoft Windows and NT standards (including ActiveX), CORBA compliance, component-based product architectures, Internet and World Wide Web technologies (standard browsers and Java), and agent-based intelligent systems.

     As of December 31, 1996, Gensym had 58 employees engaged in research and development, including software and hardware engineering, test and quality assurance and technical documentation. In 1994, 1995 and 1996, Gensym's research and development expenditures totalled $4.6 million, $5.3 million, and $6.0 million, respectively, representing 23.4%, 18.7% and 16.1% of total revenues, respectively.

COMPETITION

     The Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products. While a number of software companies offer products that perform certain of the functions of G2 for specific applications, the Company believes that only the Company's products offer, as a single seamlessly integrated system, the concentration of software technologies required to build successfully a broad range of intelligent system applications.

     Certain companies sell "point solutions" that compete with the Company's products with respect to certain applications or uses. However, an intelligent decision support system based on point solutions requires the integration of various software packages from different vendors which are often difficult to maintain. Some potential customers opt to build their own intelligent systems. These systems require that knowledge be programmed, usually at a high cost and are typically difficult to adapt, reuse, maintain, and scale up.

     Several companies offer products with real-time capabilities or expert system based development environments. However, the Company believes that these products lack the capabilities of its G2 environment and G2-based products.

     The principal competitive factors in all of the Company's markets are functionality, ease of use, price, distribution capabilities, quality, performance, customer support, and availability of application software implementation services. The Company believes that its products are superior in terms of functionality, ease of use, and performance in the high-level applications that constitute the Company's principal market, and that it competes favorably on the basis of these factors in both high-level and lower level markets. In order to maintain its competitive position, the Company must continue to enhance its existing products and introduce new products that meet evolving customer requirements. There is no assurance that the market position or the competitive advantages of the Company will continue.

PROPRIETARY RIGHTS

     The Company relies primarily on a combination of patent law, copyright law and trade secret law to protect its proprietary technology. The Company also has internal policies and systems to limit access to and keep confidential its trade secrets. The Company distributes its products under software license agreements that contain various provisions to protect the Company's ownership of and the confidentiality of the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability and has one patent covering specific aspects of G2. The Company has also placed technical inhibitors in its software that prevent the software from running on unauthorized computers. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to independently develop similar technology. In addition, effective patent, copyright and trade secret protection may not be available in every foreign county in which the Company's products are distributed.

     Certain technology used in the Company's products is licensed from third parties. The Company believes that, in general, comparable licenses are available on commercially comparable terms from a number of licensors and does not believe that any of the Company's products are significantly dependent upon such licensed technologies.

     Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that others will not develop products that infringe the Company's proprietary rights or are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition. Also, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Gensym, G2, and NeurOn-Line are registered trademarks of the Company. The Gensym logo, NeurOn-line, GDA, ReThink, G2 WebLink, and Fault Expert are trademarks of the Company. The Company has filed applications to register Gensym, G2, and other marks in certain foreign jurisdictions. In addition, the Company has an exclusive, worldwide, royalty- free, perpetual license to use the trademark Telewindows.

BACKLOG

     The Company's products are generally shipped immediately upon the receipt of an order. As a result, the Company has no significant backlog at any given time.

EMPLOYEES

     As of December 31, 1996, the Company had 284 full-time employees, including 110 in sales and marketing, 60 in product development, 45 in consulting services, 32 in customer support, production and licensing, and educational services, and 37 in general and administrative functions. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

The Company's headquarters and principal operations are located in a leased facility with 52,000 square feet in Cambridge, Massachusetts. The Company's lease expires on December 31, 2000 and contains a commitment to increase the amount of space to 66,000 square feet at different times over the life of the lease. In addition to rental expenses, the Company must also pay an allocated portion of operating expenses and taxes each year. The Company also leases twelve sales offices in the United States, eight in Europe, and one each in Australia, Canada, Hong Kong, South Korea and Tunisia. The Company's aggregate rental expense for all facilities during 1996 was $1.9 million. Gensym believes that its existing facilities are adequate for its current needs, and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective ages as of March 26, 1997 are as follows:

         Name                    Age                      Position
         ----                    ---                      --------
Lowell B. Hawkinson...........   54       Chairman of the Board, Chief Executive Officer,
                                            Treasurer and Secretary
Robert L. Moore...............   54       President and Director
Richard M. Darer(1)...........   43       Vice President, Finance and Administration and Chief Financial Officer
Troy A. Heindel...............   35       Vice President, Support Services and Chief
                                            Information Officer
Kathy L. Kessel...............   45       Vice President, Marketing
Michael Levin(2)..............   57       Vice President, Technology
James T. Pepe.................   52       Vice President, Product Development
Mark H. Whitworth.............   45       Vice President, Advanced Systems Business Unit
Bill H. Wood..................   58       Vice President, Communications Business Unit


(1) Will commence employment April 10, 1997.
(2) Mr. Levin has informed the Company that he will be resigning effective April 15,1997.

Mr. Hawkinson, a founder of the Company, has served as Chairman of the Board, Chief Executive Officer, Treasurer and Secretary since September 1986. Prior to founding the Company, Mr. Hawkinson was a Manager of Expert Systems Development at Lisp Machines Inc., a specialty computer manufacturer, from 1983 to 1986. From 1973 to 1983, Mr. Hawkinson was Research Associate in the field of artificial intelligence at the Laboratory for Computer Science at the Massachusetts Institute of Technology. Mr. Hawkinson is also a director of GenRad, Inc.

Dr. Moore, a founder of the Company, has served as President and a director since September 1986. Prior to founding the Company, Dr. Moore founded and was Vice President of the Process Systems Division of Lisp Machines Inc. from 1983 to 1986. From 1981 to 1983, Dr. Moore was President of Sentrol Systems Inc., a supplier of process control systems. Dr. Moore received his undergraduate degrees in Electrical Engineering and Engineering Mathematics from the University of Michigan, his Ph.D. degree from the Massachusetts Institute of Technology, with a major in Automatic Control and a minor in Industrial Management.

Mr. Darer is joining the Company in April 1997 as Vice President of Finance and Administration and Chief Financial Officer. From May 1996 to March 1997 he served as Chief Financial Officer and Vice President of Administration at White Pine Software, Inc., a videoconferencing software products company. Mr. Darer served as Vice President, Treasurer and Controller of Sequoia Systems, Inc., a computer systems company, from January 1996 to May 1996, and Corporate Controller from July 1994 to December 1995. From 1982 to 1994, Mr. Darer held several positions in financial management at Computervision Corporation, a CAD/CAM software and services company, the most recent of which was the Controller of the Computervision Group. Mr. Darer received an M.B.A. from the Harvard Graduate School of Business Administration, an M.S. from Northeastern University and a B.S. from the Polytechnic Institute of Brooklyn.

Mr. Heindel joined the Company in 1991 as a telecommunications marketing specialist and was promoted to his current position of Vice President, Support Services and Chief Information Officer in November 1995. Prior to joining Gensym, Mr. Heindel worked at NASA's Johnson Space Center as a Space Shuttle Operations Flight Controller and Project Manager from 1985 to 1991.

Ms. Kessel joined the Company in May 1992 and has served as Vice President, Marketing since May 1995. From 1992 to 1995 Ms. Kessel served as the Director of Corporate and Product Marketing. Prior to joining the Company, Ms. Kessel held various senior market development and engineering positions at Texas Instruments, Automatix, and from 1988 to 1992 at Concentra Corporation, where she served most recently as Director of Marketing. Ms. Kessel holds an M.S. in Management of Technology from the Massachusetts Institute of Technology Sloan School of Management and a B.S. in Mechanical Engineering from the University of New Hampshire.

Mr. Levin, a founder of the Company, has served as Vice President, Technology since 1989. Mr. Levin holds a B.S. degree in mathematics from the Massachusetts Institute of Technology.

Dr. Pepe joined the Company in June 1994 as Vice President of Product Development. From 1990 to 1994, Dr. Pepe served with DEC as Group Manager for transaction processing software development. Dr. Pepe holds SB, SM, and Ph.D. degrees in mathematics from the Massachusetts Institute of Technology.

Mr. Whitworth joined the Company in July 1992 as its Director of Consulting Services and has served as Vice President, Advanced Systems Business Unit since January 1997. From May 1995 to December 1996 Mr. Whitworth served as the Vice President of Consulting Services. Prior to joining the Company, Mr. Whitworth was Director of Consulting Services at MainStream Software Company from 1990 to 1992.

Mr. Wood joined the Company in March 1997 as the Vice President, Communications Business Unit after serving as a consultant to the Company for three months. From July 1995 through December 1996 Mr. Wood served as the Vice President and General Manager, North American Operations of Information Systems Management at Bull Information Systems. Mr. Wood held various senior management positions at Candle Corporation from 1984 to July 1995, where he most recently served as Vice President of Worldwide Marketing.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The common stock of the Company is traded on The NASDAQ Stock Market under the symbol "GNSM". The common stock was first traded on NASDAQ on February 16, 1996 concurrent with the underwritten initial public offering of shares of the Company's Common Stock (the "Offering"). Prior to the Offering there was no established public trading market for the Company's shares.

The table below sets forth the high and low sales prices of the Company's Common
Stock in 1996 from February 16, 1996, the date of the Offering, through the end of the first quarter of 1996 and for each full quarterly period thereafter in 1996.

                                                       Year ended
                                                    December 31, 1996
                                                    High          Low
                                                   ------        ------
First quarter (from February 16, 1996)             19 1/2            10
Second quarter                                     23 3/4        18 1/4
Third quarter                                      23 3/4        18 3/4
Fourth quarter                                     22 3/8         8 5/8

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain its earnings for future growth and, therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

The number of holders of record of the Company's Common Stock at March 26, 1997 was 128. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

ss

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated balance sheet data presented below as of December 31, 1996 and 1995, and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 1996, are derived from the Company's
Consolidated Financial Statements, included elsewhere in this Annual Report which have been audited by Arthur Andersen LLP, independent public accountants (the "Consolidated Financial Statements") . The selected consolidated balance sheet data presented below as of December 31, 1994, 1993 and  1992 and the selected consolidated statement of operations data for the years ended
December 31, 1993 and 1992 are derived from the Company's Consolidated Financial Statements, not included in this Annual Report on
Form 10-K, all of which have been audited  by Arthur Andersen LLP, independent public accountants. These data should be read in conjunction with "Management's Discussion and  Analysis of Financial Condition and Results of Operations" and the Consolidated
Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.
                                                                                      Year ended December 31,
                                                             -----------------------------------------------------------------------
                                                                 1996          1995           1994           1993            1992
                                                             -----------    -----------    -----------    -----------     ----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
       Product                                               $21,358,295    $16,438,400    $11,426,593    $11,280,211    $ 9,712,901
       Service                                                15,877,240     11,702,577      8,164,778      6,470,862      4,124,788
                                                             -----------    -----------    -----------    -----------    -----------
            Total revenues                                    37,235,535     28,140,977     19,591,371     17,751,073     13,837,689
                                                             -----------    -----------    -----------    -----------    -----------
Cost of revenues:
       Product                                                   578,144        525,452        257,946        223,385        199,477
       Service                                                 6,807,071      4,789,202      2,565,091      1,777,692      1,581,049
                                                             -----------    -----------    -----------    -----------    -----------
            Total cost of revenues                             7,385,215      5,314,654      2,823,037      2,001,077      1,780,526
                                                             -----------    -----------    -----------    -----------    -----------
Gross profit                                                  29,850,320     22,826,323     16,768,334     15,749,996     12,057,163
                                                             -----------    -----------    -----------    -----------    -----------
Operating expenses:
       Sales and marketing                                    17,432,861     14,568,045      9,371,574      7,747,776      6,132,387
       Research and development                                5,983,741      5,267,461      4,590,220      4,070,243      3,544,646
       General and administrative                              3,699,254      2,619,103      2,630,943      2,004,783      1,523,600
                                                             -----------    -----------    -----------    -----------    -----------
            Total operating expenses                          27,115,856     22,454,609     16,592,737     13,822,802     11,200,633
                                                             -----------    -----------    -----------    -----------    -----------
Operating income                                               2,734,464        371,714        175,597      1,927,194        856,530
Other income, net                                                517,758        236,030        258,077         78,223        144,520
                                                             -----------    -----------    -----------    -----------    -----------
Income before provision for income taxes                       3,252,222        607,744        433,674      2,005,417      1,001,050
Provision for income taxes                                     1,204,000        411,000        302,000        772,000        210,000
                                                             -----------    -----------    -----------    -----------    -----------
Net income                                                   $ 2,048,222    $   196,744    $   131,674    $ 1,233,417    $   791,050
                                                             ===========    ===========    ===========    ===========    ===========

Net income per common and common
       equivalent share (1) (2)                              $      0.33    $      0.04
                                                             ===========    ===========

Weighted average common and common
       equivalent shares outstanding (1) (2)                   6,286,170      4,804,108
                                                             ===========    ===========

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments            $19,589,852    $ 5,092,201    $ 6,772,671    $ 5,805,469    $ 3,923,005
Working capital                                               20,469,778      6,176,328      6,585,277      6,542,286      5,551,629
Total assets                                                  36,257,621     17,846,495     14,335,231     13,189,483     10,798,355
Long-term obligations, less current portion                            -              -              -              -         71,667
Total stockholders' equity                                    24,068,455      8,610,577      8,360,244      8,199,878      6,927,375

(1)  Computed as described in Note 1(i) of Notes to Consolidated Financial Statements.

(2)  Net income per common and common equivalent share and weighted average common and common equivalent shares outstanding have not been presented for the years ended December 31, 1994, 1993 and 1992 as the information is not considered to be relevant or meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in 1986 to provide software products for developing and deploying intelligent systems for decision support and control. The Company released the first version of G2, its core product, in May 1988, and has been profitable each year since 1989. Since 1988, the Company has released enhanced versions of G2, has introduced add-on products that complement G2 in areas of data connectivity and graphical user interfaces, and has further expanded its product line to include G2-based application products. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

     The Company markets and sells its products through its 26 direct sales offices in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. In 1994, the Company made a strategic decision to aggressively expand its direct sales force and consulting services organization, leading to an increase in both product and service revenues in 1995 and 1996. The Company also sells its products through a network of value-added resellers and systems integrators who provide consulting services and integrated solutions to their customers. The Company believes that there is a trend among end-users in its markets toward purchasing complete solutions, rather than software tools with which to develop such solutions. This trend has increased the Company's reliance on such value-added resellers and systems integrators to provide consulting services and integrated solutions to end-users, and has lead the Company to increase its own capabilities to deliver complete solutions directly.

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                                1996       1995       1994
                                               -----      -----      -----
Revenues:
      Product                                   57.4%      58.4%      58.3%
      Service                                   42.6       41.6       41.7
                                               -----      -----      -----

               Total revenues                  100.0      100.0      100.0
                                               -----      -----      -----

Cost of revenues:
      Product                                    1.6        1.9        1.3
      Service                                   18.3       17.0       13.1
                                               -----      -----      -----

               Total cost of revenues           19.9       18.9       14.4
                                               -----      -----      -----

Gross margin                                    80.1       81.1       85.6
                                               -----      -----      -----

Operating expenses:
      Sales and marketing                       46.8       51.8       47.9
      Research and development                  16.1       18.7       23.4
      General and administrative                 9.9        9.3       13.4
                                               -----      -----      -----

               Total operating expenses         72.8       79.8       84.7
                                               -----      -----      -----

Operating income                                 7.3        1.3        0.9

Other income, net                                1.4        0.9        1.3
                                               -----      -----      -----

Income before provision for
    income taxes                                 8.7        2.2        2.2

Provision for income taxes                       3.2        1.5        1.5
                                               -----      -----      -----

Net income                                       5.5%       0.7%       0.7%
                                               =====      =====      =====

Gross margin:
      Product revenues                          97.3%      96.8%      97.7%
      Service revenues                          57.1       59.1       68.6


YEARS ENDED DECEMBER 31, 1996 AND 1995

Revenues

     The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of G2 and associated software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues were $37.2 million for the year ended December 31, 1996 as compared to $28.1 million in 1995, an increase of $9.1 million or 32.3%. The increase in total revenues was attributable to increased sales of both software product licenses and related services. International revenues accounted for 42% and 44% of total revenue in 1996 and 1995, respectively

     Product. Product revenues increased to $21.4 million for the year ended December 31, 1996 from $16.4 million in 1995, an increase of 29.9%. The increase in product revenues reflected the results of earlier expansion of the Company's direct sales force, and increased number of marketing partnerships (value-added resellers, systems integrators, and distributors), as well as greater acceptance of G2 and G2-based products in both existing and new market segments.

     Service. Service revenues increased to $15.9 million for the year ended December 31, 1996 from $11.7 million in the same period in 1995, an increase of 35.7%. The increase in service revenues was primarily due to increased maintenance fees and application consulting. Maintenance fees increased to $7.9 million for the year ended December 31, 1996 from $6.0 million in the same period in 1995, an increase of 31.7%. The increase in maintenance fees was due to a larger customer base and increased maintenance renewals. Consulting revenues increased to $6.1 for the year ended December 31, 1996 from $3.9 million in the same period in 1995, an increase of 55.9%. Consulting revenues as a percentage of total revenues increased to 16.3% in 1996 from 13.8% in 1995. The Company expects to continue to expand its application consulting resources to meet the growing demand from customers and partners for assistance with application design and development.

Cost of Revenues

     Cost of Product. Cost of product revenues consists primarily of the cost of product media and duplication, manuals, packaging materials, and the direct labor involved in producing and distributing the Company's software. These costs increased to $578,000 for the year ended December 31, 1996 from $525,000 in 1995, an increase of 10.0%. This increase was primarily due to the increase in the number of licenses sold during 1996. Gross margin on product revenues increased slightly to 97.3% from 96.8% for the years ended December 31, 1996 and 1995, respectively.

     Cost of Service. Cost of service revenues consists primarily of consulting labor costs and product support costs. These costs increased to $6.8 million for the year ended December 31, 1996 from $4.8 million for the year ended December 31, 1995, an increase of 42.1%. The increase in cost of service revenues was due primarily to an increase in consulting labor costs associated with providing increased consulting services. Gross margin on service revenues decreased to 57.1% for the year ended December 31, 1996 from 59.1% in same period in 1995, largely due to a greater percentage of lower margin consulting revenues versus higher margin product support and training revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, seminars, sales facilities expenses, trade shows, advertising, and promotional materials. For the year ended December 31, 1996, these expenses increased 19.7% to $17.4 million (46.8% of total revenues) from $14.6 million (51.8% of total revenues) for the comparable period in 1995. The increase in absolute dollars was primarily a result of the continued investment in the Company's global sales and marketing capabilities, including the addition of sales and sales-related personnel in new and existing offices. While the Company plans to continue to increase its sales and marketing expenses over the coming years, the Company expects these expenses to decline as a percentage of revenues over time, should revenue growth continue.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased 13.6% to $6.0 million (16.1% of total revenues) for the year ended December 31, 1996 from $5.3 million (18.7% of total revenues) for the comparable period in 1995. The increase in absolute dollars was primarily due to an increase in engineering personnel devoted to new product features and enhancements in the G2 product family and the development of new products. The decrease as a percentage of revenues was primarily due to increased revenues.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, information systems, and general management, as well as legal and accounting expenses. These expenses increased 41.2% to $3.7 million (9.9% of total revenues) for the year ended December 31, 1996 from $2.6 million (9.3% of total revenues) for the comparable period in 1995. This increase was primarily due to an increase in the number of personnel in the Company's finance, administrative, and information systems departments.

Other Income

     Other income consists primarily of interest income and foreign exchange transaction gains and losses. For the year ended December 31, 1996, other income increased 119.4% to $518,000 from $236,000 for the comparable period in 1995. This increase was primarily due to an increase in interest income related to higher cash, short-term investment, and long-term investment balances available for investment, as a result of the proceeds from the Company's initial public offering in February 1996, offset by losses in other investing activities. In 1996, interest income increased 175.6% to $608,000 from $220,000 in the same period in 1995. The Company has historically experienced nominal net foreign exchange transaction gains or losses.

Income Taxes

     The Company's effective tax rate for the years ended December 31, 1996 and 1995 was 37.0% and 67.6%, respectively. The effective tax rate for the year ended December 31, 1995 was higher than the statutory rate principally due to the effect of taxes on foreign income and due to foreign withholding taxes. See
Note 4 of Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 1995 AND 1994

Total revenues increased to $28.1 million in 1995 from $19.6 million in 1994, an increase of $8.5 million or 43.6%. The increase in total revenues was attributable to increased sales of both software product licenses and related services. International revenues accounted for 44% of total revenues in both 1995 and 1994.

     Product. Product revenues increased to $16.4 million in 1995 from $11.4 million in 1994, an increase of 43.9%. The increase in product revenues reflected earlier expansion of the Company's direct sales force and marketing partnerships, as well as greater acceptance of G2 and G2-based products in both existing and new market segments.

     Service. Service revenues increased to $11.7 million in 1995 from $8.2 million in 1994, an increase of 43.3%. The increase in service revenues was primarily due to increased application consulting. Consulting revenues increased to $3.9 million in 1995 from $1.7 million in 1994, an increase of 126.6%. The Company continued to expand its application consulting organization to meet the growing demand from customers and partners for assistance with application design and development, and to aggressively enter into new market segments such as telecommunications.

Cost of Revenues

     Cost of Product. Cost of product revenues increased to $526,000 in 1995 from $258,000 in 1994, an increase of 103.7%. Cost of product revenues increased due to increased costs of product media and duplication, manuals, packaging materials and direct labor associated with increased product shipments and a major product release. Gross margin on product revenues remained relatively constant at 96.8% and 97.7% in 1995 and 1994, respectively.

     Cost of Service. Cost of service increased to $4.8 million in 1995 from $2.6 million in 1994, an increase of 86.7%, primarily due to an increase in consulting labor costs. Gross margin on service revenues decreased to 59.1% in 1995 from 68.6% in 1994, largely due to a greater percentage of lower margin consulting revenues.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased to $14.6 million in 1995 from $9.4 million in 1994, an increase of 55.4%. As a percentage of total revenues, sales and marketing expenses increased to 51.8% in 1995 from 47.9% in 1994. This increase was primarily a result of the continued investment in the Company's global sales and marketing capabilities, including the addition of sales personnel in new and existing offices.

     Research and Development. Research and development expenses increased to $5.3 million (18.7% of total revenues) in 1995 from $4.6 million (23.4% of total revenues) in 1994, an increase of 14.8%. The increase in absolute dollars was primarily due to an increase in engineering personnel devoted to significant new product features and enhancements in the G2 product family and the development of new products. The decrease as a percentage of total revenues reflected the Company's revenue growth in 1995.

     General and Administrative. General and administrative expenses remained relatively constant at $2.6 million in 1995 and 1994. As a percentage of total revenues, general and administrative expenses decreased to 9.3% in 1995 from 13.4% in 1994. The decrease as a percentage of total revenues reflected the Company's revenue growth in 1995.

Other Income

     Other income consists primarily of interest income and foreign exchange transaction gains and losses. Other income decreased to $236,000 in 1995 from $258,000 in 1994, a decrease of 8.5%. This decrease was primarily due to lower cash balances available for investment resulting in reduced interest income.

Income Taxes

     Income taxes increased to $411,000 (67.6% of income before the provision for income taxes) in 1995 from $302,000 (69.6% of income before the provision for income taxes) in 1994. The effective tax rate was higher than the statutory rate in both years principally due to the effect of taxes on foreign income and due to foreign withholding taxes. See Note 4 of Notes to Consolidated Financial Statements.

Selected Quarterly Operating Results

     The following tables present unaudited financial information for the Company's eight most recent quarters. The following selected quarterly information includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation. In view of the Company's recent growth and other factors, the Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. In addition, the Company's results of operations may fluctuate from quarter to quarter in the future.




                                                                    QUARTER ENDED
                                      DEC. 31  SEPT. 30  JUNE 30  MAR. 31  DEC. 31 SEPT. 30  JUNE 30   MAR. 31
                                        1996     1996     1996     1996     1995     1995     1995      1995
                                      -------   ------   ------   ------   ------   ------   ------    ------
                                                                  (IN THOUSANDS)
Revenues:
       Product                        $ 6,062   $4,925   $5,649   $4,723   $5,239   $4,293   $3,657    $3,249
       Service                          4,339    3,968    3,852    3,718    3,542    3,225    2,480     2,456
                                      -------   ------   ------   ------   ------   ------   ------    ------

            Total revenues             10,401    8,893    9,501    8,441    8,781    7,518    6,137     5,705
                                      -------   ------   ------   ------   ------   ------   ------    ------

Cost of revenues:
       Product                            202      118      138      121      136      203      105        82
       Service                          1,877    1,732    1,673    1,525    1,455    1,321    1,100       913
                                      -------   ------   ------   ------   ------   ------   ------    ------

            Total cost of revenues      2,079    1,850    1,811    1,646    1,591    1,524    1,205       995
                                      -------   ------   ------   ------   ------   ------   ------    ------

Gross margin                            8,322    7,043    7,690    6,795    7,190    5,994    4,932     4,710
                                      -------   ------   ------   ------   ------   ------   ------    ------

Operating expenses:
       Sales and marketing              4,559    4,317    4,344    4,214    4,380    3,600    3,536     3,052
       Research and development         1,529    1,596    1,462    1,397    1,360    1,247    1,378     1,282
       General and administrative       1,054      992      920      732      756      687      586       590
                                      -------   ------   ------   ------   ------   ------   ------    ------

            Total operating expenses    7,142    6,905    6,726    6,343    6,496    5,534    5,500     4,924
                                      -------   ------   ------   ------   ------   ------   ------    ------

Operating income (loss)                 1,180      138      964      452      694      460     (568)     (214)

Other income, net                         129      173      153       63       59       28       77        73
                                      -------   ------   ------   ------   ------   ------   ------    ------

Income (loss) before provision for
    (benefit from) income taxes         1,309      311    1,117      515      753      488     (491)     (141)

Provision for (benefit from) income
    taxes                                 493      115      414      182      509      329     (332)      (95)
                                      -------   ------   ------   ------   ------   ------   ------    ------

Net income (loss)                     $   816   $  196   $  703   $  333   $  244   $  159   $ (159)   $  (46)
                                      =======   ======   ======   ======   ======   ======   ======    ======




                                                                         QUARTER ENDED
                                              DEC. 31  SEPT. 30  JUNE 30 MAR. 31  DEC. 31 SEPT. 30  JUNE 30  MAR. 31
                                                1996     1996      1996    1996     1995     1995     1995     1995
                                               -----    -----     -----   -----    -----    -----    -----    -----
                                                                    (AS A PERCENTAGE OF TOTAL REVENUES)
Revenues:
        Product                                 58.3%    55.4%     59.5%   56.0%    60.0%    57.1%    59.6%    57.0%
        Service                                 41.7     44.6      40.5    44.0     40.0     42.9     40.4     43.0
                                               -----    -----     -----   -----    -----    -----    -----    -----

              Total revenues                   100.0    100.0     100.0   100.0    100.0    100.0    100.0    100.0
                                               -----    -----     -----   -----    -----    -----    -----    -----

 Cost of revenues:
        Product                                  1.9      1.3       1.4     1.4      1.5      2.7      1.7      1.4
        Service                                 18.1     19.5      17.6    18.1     16.6     17.6     17.9     16.0
                                               -----    -----     -----   -----    -----    -----    -----    -----

              Total cost of revenues            20.0     20.8      19.0    19.5     18.1     20.3     19.6     17.4
                                               -----    -----     -----   -----    -----    -----    -----    -----

 Gross margin                                   80.0     79.2      81.0    80.5     81.9     79.7     80.4     82.6
                                               -----    -----     -----   -----    -----    -----    -----    -----

 Operating expenses:
        Sales and marketing                     43.8     48.5      45.7    49.9     49.9     47.9     57.6     53.6
        Research and development                14.7     17.9      15.4    16.5     15.5     16.6     22.5     22.5
        General and administration              10.1     11.2       9.7     8.7      8.6      9.1      9.5     10.3
                                               -----    -----     -----   -----    -----    -----    -----    -----

              Total operating expenses          68.6     77.6      70.8    75.1     74.0     73.6     89.6     86.4
                                               -----    -----     -----   -----    -----    -----    -----    -----

 Operating income (loss)                        11.4      1.6      10.2     5.4      7.9      6.1     (9.2)    (3.8)

 Other income, net                               1.2      1.9       1.6     0.7      0.7      0.4      1.2      1.3
                                               -----    -----     -----   -----    -----    -----    -----    -----

 Income (loss) before provision for
     (benefit from) income taxes                12.6      3.5      11.8     6.1      8.6      6.5     (8.0)    (2.5)

 Provision for (benefit from) income taxes       4.7      1.3       4.4     2.2      5.7      4.4     (5.4)    (1.7)
                                               -----    -----     -----   -----    -----    -----    -----    -----

 Net income (loss)                               7.9%     2.2%      7.4%    3.9%     2.9%     2.1%    (2.6)%   (0.8)%
                                               =====    =====     =====   =====    =====    =====    =====    =====

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and existing financial resources. In addition, the Company has $4.8 million of equipment under long-term operating leases. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computers. The Company generated cash from operations of $3.9 million for the year ended December 31, 1996, used $131,000 in cash for operations in 1995 and generated $1.8 million in cash from operations in 1994. Cash generated from operations in 1996 was primarily due to increased net income and increases in accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and prepaid expenses.

     At December 31, 1996, the Company had cash, cash equivalents, short-term investments, and long-term investments of $20.3 million. The Company regularly invests excess funds in highly rated money market funds, government securities, and commercial paper. Included in these balances are the proceeds from the Company's initial public offering of Common Stock in February 1996. A total of 2,300,000 shares of Common Stock were sold in the offering, of which 1,366,788 were sold by the Company and 933,212 were sold by the selling stockholders. The net proceeds received by the Company were approximately $12.0 million after deducting underwriting discounts and expenses of the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders. In addition, the Company has received approximately $940,000 in 1996 through the exercise of stock options and the sale of shares through the employee stock purchase plan.

     At December 31, 1996, the Company had available a bank line of credit allowing for borrowings up to $1.0 million and providing for interest at the current prime rate. This bank line of credit will expire on May 31, 1997. The bank line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at December 31, 1996. There were no borrowings under the bank line of credit for the year ended December 31, 1996.

     Investing activities utilized cash of $7.2 million, $4.6 million and $907,000 for the years ended 1996, 1995 and 1994, respectively. The principal uses in 1996 were to fund the purchase of $4.9 million of short-term investments, $742,000 in long-term investments and $1.6 million of property and equipment. The Company expects that its requirements for computers, office facilities, and office equipment will grow as staffing requirements dictate and that such equipment and facilities will be available when needed.

     The Company believes that the available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through December 31, 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could offset the Company's operating results, including, without limitation, the following:

     Emerging Market for Intelligent Systems. Substantially, all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent systems for decision support and control applications. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent systems successfully nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end-users in its market are increasingly seeking complete solutions, rather than software tools with which to develop such solutions. Meeting this demand has required the Company to modify its sales approach and increase its capabilities to deliver complete solutions. The Company is also increasingly reliant on value-added resellers and systems integrators to deliver services to implement these solutions. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to such a shift in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

     Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Although the Company has been profitable for each of the past seven fiscal years, the Company has, on occasion, recorded quarterly losses, and there can be no assurance that revenue growth or profitable operations can be sustained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The
Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades, the timing of significant orders, the mix of products sold, and the mix of domestic versus international revenues could contribute to this quarterly variability. For example, the Company has experienced in the past, and may experience in the future, delays in customer maintenance renewals due to unforeseen delays in product releases. In addition, the Company's expense levels are based, in part, on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

     New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions, and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of new products, and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, the Company or others may announce new products, capabilities, or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Systems."

     Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, and distributors, none of which is under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 29%, 26% and 28% of the Company's product revenues in 1994, 1995 and 1996, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 19%, 14% and 14% of the Company's product revenues in 1994, 1995 and 1996, respectively. The loss of one or more major third-party distributors or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications, could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44%, 44% and 42% of total revenues in 1994, 1995 and 1996, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

     Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products, a number of companies offer point solution products that perform certain functions of the Company's products. Moreover, new competitors could enter the intelligent systems market, and existing competitors could expand the capabilities of their products to equal or exceed those of the Company's products. In addition, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products.

     The Company's software is integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and could be successful in supplying alternatives to products based on the Company's software.

     The Company's products can also be used to perform lower-level functions such as monitoring, supervisory control, cell control, and other similar functions that do not utilize all of G2's capabilities. For these functions, G2 competes with products offered by a number of other companies. The Company believes that its products compete favorably in these functional areas where breadth of applicability, flexibility, maintainability, scalability, and ease of use are important considerations. However, certain competitors in this category have greater financial and other resources than the Company and might introduce new or improved products to compete with G2, possibly at lower prices.

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

     Dependence Upon Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. The Company relies upon a combination of trade secret, contract, copyright, patent, and trademark law to protect its proprietary rights in its products and technology. The Company enters into confidentiality and/or license agreements with its employees, third-party resellers, and end-users and limits access to, and distribution of its software, documentation, and other proprietary information. In addition, the Company has placed technical inhibitors in its software that prevent such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which the Company's products are distributed. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to independently develop similar technology. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

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

     Dependence on Key Personnel. The Company's success depends in large part upon certain key employees, the loss of any of whom could have a material adverse effect on the Company. The Company's key employees are not bound by employment agreements that require them to remain with the Company. The Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees or to adequately replace key personnel who depart the Company could have a material adverse effect on the Company's business, results of operations, or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                             GENSYM CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                      1996            1995
                                                                                   -----------     -----------
                                    ASSETS
Current Assets:
      Cash and cash equivalents                                                    $11,678,903     $ 2,126,259
      Short-term investments                                                         7,910,949       2,965,942
      Accounts receivable, less reserves of $453,000 in 1996
          and $415,000 in 1995                                                       9,735,914       8,263,549
      Prepaid expenses                                                               1,754,309       1,114,952
      Deferred income taxes                                                          1,578,869         941,544
                                                                                   -----------     -----------
          Total current assets                                                      32,658,944      15,412,246
                                                                                   -----------     -----------

Property and Equipment, at cost:
       Computer equipment and software                                               6,749,039       5,638,117
       Furniture and fixtures                                                        1,540,013       1,262,154
       Leasehold improvements                                                          322,797         149,361
                                                                                   -----------     -----------
                                                                                     8,611,849       7,049,632
Less accumulated depreciation and amortization                                      (5,970,845)     (4,883,187)
                                                                                   -----------     -----------
                                                                                     2,641,004       2,166,445
                                                                                   -----------     -----------

Long-term investments                                                                  742,175               -

Deposits and other assets                                                              215,498         267,804
                                                                                   -----------     -----------
                                                                                   $36,257,621     $17,846,495
                                                                                   ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                             $ 1,262,273     $ 1,027,110
      Accrued expenses                                                               5,109,359       3,789,297
      Deferred revenue                                                               5,817,534       4,419,511
                                                                                   -----------     -----------
          Total current liabilities                                                 12,189,166       9,235,918
                                                                                   -----------     -----------

Commitments (Note 5)
Stockholders' Equity:
      Preferred stock, $.01 par value
          Authorized - 2,000,000 shares in 1996 and none in 1995
          Issued and outstanding - none in 1996 and 1995                                     -               -
      Series A convertible preferred stock, $.10 par value
          Authorized, issued and outstanding - 300,000 shares in 1995                        -          30,000
      Series B convertible preferred stock, $.10 par value
          Authorized - 474,900 shares in 1995
          Issued and outstanding - 353,460 shares in 1995                                    -          35,346
      Common stock, $.01 par value
          Authorized - 20,000,000 shares
          Issued and outstanding - 6,190,317 shares in 1996
          and 4,001,000 in 1995                                                         61,903          40,010
      Capital in excess of par value                                                18,727,438       5,233,955
      Retained earnings                                                              5,355,641       3,307,419
      Cumulative translation adjustment                                                (76,527)        (36,153)
                                                                                   -----------     -----------
          Total stockholders' equity                                                24,068,455       8,610,577
                                                                                   -----------     -----------

                                                                                   $36,257,621     $17,846,495
                                                                                   ===========     ===========

                   The accompanying notes are an integral part of these consolidated financial statements.




                                              GENSYM CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31,
                                                         1996           1995          1994
                                                      -----------   -----------   -----------
REVENUES:
     Product                                          $21,358,295   $16,438,400   $11,426,593
     Service                                           15,877,240    11,702,577     8,164,778
                                                      -----------   -----------   -----------
           Total revenues                              37,235,535    28,140,977    19,591,371
                                                      -----------   -----------   -----------

COST OF REVENUES:
     Product                                              578,144       525,452       257,946
     Service                                            6,807,071     4,789,202     2,565,091
                                                      -----------   -----------   -----------
           Total cost of revenues                       7,385,215     5,314,654     2,823,037
                                                      -----------   -----------   -----------

           Gross profit                                29,850,320    22,826,323    16,768,334
                                                      -----------   -----------   -----------

OPERATING EXPENSES:
     Sales and marketing                               17,432,861    14,568,045     9,371,574
     Research and development                           5,983,741     5,267,461     4,590,220
     General and administrative                         3,699,254     2,619,103     2,630,943
                                                      -----------   -----------   -----------
           Total operating expenses                    27,115,856    22,454,609    16,592,737
                                                      -----------   -----------   -----------

           Operating income                             2,734,464       371,714       175,597

OTHER INCOME, NET                                         517,758       236,030       258,077
                                                      -----------   -----------   -----------

           Income before provision for income taxes     3,252,222       607,744       433,674


PROVISION FOR INCOME TAXES                              1,204,000       411,000       302,000
                                                      -----------   -----------   -----------

           Net income                                 $ 2,048,222   $   196,744   $   131,674
                                                      ===========   ===========   ===========

           Net income per common and
                common equivalent share               $      0.33   $      0.04
                                                      ===========   ===========

           Weighted average common and common
                equivalent shares outstanding           6,286,170     4,804,108
                                                      ===========   ===========


                     The accompanying notes are an integral part of these consolidated financial statements.


GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                        Series A                 Series B
                                                      Convertible               Convertible
                                                    Preferred Stock           Preferred Stock            Common Stock
                                                ----------------------     ---------------------     --------------------
                                                   Number        $0.10        Number       $0.10        Number      $0.01
                                                of Shares    Par Value     of Shares   Par Value     of Shares  Par Value
                                                ---------    ---------     ---------   ---------     ---------  ---------

BALANCE, DECEMBER 31, 1993                        300,000      $30,000       353,460     $35,346     3,988,350    $39,884
    Exercise of stock options                           -            -             -           -         5,250         52
    Translation adjustment                              -            -             -           -             -          -
    Net Income                                          -            -             -           -             -          -
                                                 --------      -------      --------     -------     ---------    -------
BALANCE, DECEMBER 31, 1994                        300,000       30,000       353,460      35,346     3,993,600     39,936
    Exercise of stock options                           -            -             -           -         7,400         74
    Translation adjustment                              -            -             -           -             -          -
    Net Income                                          -            -             -           -             -          -
                                                 --------      -------      --------     -------     ---------    -------

BALANCE, DECEMBER 31, 1995                        300,000       30,000       353,460      35,346     4,001,000     40,010
    Conversion of Series A convertible
       preferred stock into common stock         (300,000)     (30,000)            -           -       300,000      3,000
    Conversion of Series B convertible
       preferred stock into common stock                -            -      (353,460)    (35,346)      353,460      3,534
    Issuance of common stock from Initial
       Public Offering, net of issuance
       costs of $758,737                                -            -             -           -     1,366,788     13,668
    Exercise of stock options                           -            -             -           -       134,900      1,549
    Issuance of common stock under Employee
       Stock Purchase Plan (ESPP)                       -            -             -           -        34,169        342
    Tax benefit from exercise of incentive
       stock options and shares purchased
       under ESPP                                       -            -             -           -             -          -
    Translation adjustment                              -            -             -           -             -          -
    Net Income                                          -            -             -           -             -          -
                                                 --------      -------      --------     -------     ---------    -------

BALANCE, DECEMBER 31, 1996                              -            -             -           -     6,190,317    $61,903
                                                 ========      =======      ========     =======     =========    =======


                                                     Capital in                Cumulative    Total
                                                      Excess of     Retained  Translation Stockholders'
                                                      Par Value     Earnings   Adjustment    Equity
                                                    -----------   ----------  ----------- ------------
BALANCE, DECEMBER 31, 1993                          $ 5,192,341   $2,979,001     $(76,694) $ 8,199,878
    Exercise of stock options                            12,648            -            -       12,700
    Translation adjustment                                    -            -       15,992       15,992
    Net Income                                                -      131,674            -      131,674
                                                    -----------   ----------     --------  -----------
BALANCE, DECEMBER 31, 1994                            5,204,989    3,110,675      (60,702)   8,360,244
    Exercise of stock options                            28,966            -            -       29,040
    Translation adjustment                                    -            -       24,549       24,549
    Net Income                                                -      196,744            -      196,744
                                                    -----------   ----------     --------  -----------

BALANCE, DECEMBER 31, 1995                            5,233,955    3,307,419      (36,153)   8,610,577
    Conversion of Series A convertible
       preferred stock into common stock                 27,000            -            -            -
    Conversion of Series B convertible
       preferred stock into common stock                 31,812            -            -            -
    Issuance of common stock from Initial
       Public Offering, net of issuance
       costs of $758,737                             11,938,723            -            -   11,952,391
    Exercise of stock options                           611,541            -            -      612,890
    Issuance of common stock under Employee
       Stock Purchase Plan (ESPP)                       326,407            -            -      326,749
    Tax benefit from exercise of incentive
       stock options and shares purchased
       under ESPP                                       558,000            -            -      558,000
    Translation adjustment                                    -            -      (40,374)     (40,374)
    Net Income                                                -    2,048,222            -    2,048,222
                                                    -----------   ----------     --------  -----------

BALANCE, DECEMBER 31, 1996                          $18,727,438   $5,355,641     $(76,527) $24,068,455
                                                    ===========   ==========     ========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                              GENSYM CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31,
                                                       1996           1995         1994
                                                    -----------    ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $ 2,048,222    $  196,744  $  131,674

   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                   1,087,658       959,109     791,851
      Deferred income taxes                            (637,325)     (724,788)   (216,756)
      Changes in assets and liabilities:
       Accounts receivable                           (1,481,427)   (3,113,369)    139,624
       Prepaid expenses                                (691,719)     (659,872)     41,196
       Accounts payable                                 242,060       414,545     214,066
       Accrued expenses                               1,902,329     1,920,121    (156,744)
       Deferred revenue                               1,398,857       876,153     877,174
                                                    -----------    ----------  ----------
          Net cash provided by (used in)
          operating activities                       3,868,655       (131,357)  1,822,085
                                                    -----------    ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments               (4,945,007)   (2,965,942)          -
   Purchases of long-term investments                  (742,175)            -           -
   Purchases of property and equipment               (1,562,217)   (1,610,019)   (863,110)
   Decrease (increase) in deposits and
     other assets                                        37,391        (4,307)    (44,364)
                                                    -----------    ----------  ----------
          Net cash used in investing activities      (7,212,008)   (4,580,268)   (907,474)
                                                    -----------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options              612,890        29,040      12,700
   Proceeds from issuance of common stock
      under employee stock purchase plan                326,749             -           -
   Proceeds from initial public offering,
     net of issuance costs                           11,952,391             -           -
                                                    -----------    ----------  ----------

          Net cash provided by financing activities  12,892,030        29,040      12,700
                                                    -----------    ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   3,967        36,173      39,891
                                                    -----------    ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           9,552,644    (4,646,412)    967,202

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,126,259     6,772,671   5,805,469
                                                    -----------    ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $11,678,903    $2,126,259  $6,772,671
                                                    ===========    ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for -
      Income Taxes                                  $   608,805    $  586,801  $  310,883
                                                    ===========    ==========  ==========
      Interest                                      $         -    $   10,032  $        -
                                                    ===========    ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company is a leading supplier of software products and services for developing and deploying intelligent solutions for a broad range of industrial, scientific, commercial, and government applications.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

(a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

(b)  Cash Equivalents and Investments

          The Company applies Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at December 31, 1996. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of December 31, 1996 consist of municipal bonds with original maturity dates greater than three months and less than one year. Long-term investments held as of December 31, 1996, consist of municipal bonds with original maturity dates of greater than one year.

(c)  Depreciation and Amortization

          The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                               Estimated
          Asset Classification                                 Useful Lives
          ----------------------------------------------       ------------
          Computer equipment and software...............       3 Years
          Furniture and fixtures........................       5 Years
          Leasehold improvements........................       Life of lease

(d)  Revenue Recognition

          Product revenues are recognized upon shipment or upon the completion of all significant obligations by the Company, whichever is later. Revenue from the sale of multicopy licenses is recognized upon the shipment of the product master or the first copy of the software product if the product master is not to be delivered. The Company recognizes service revenues from consulting and training upon performance of the services. Software maintenance fees are recognized as revenue ratably over the period to which they relate. Deferred revenue represents advance billings for software services, which include maintenance, consulting, training and license prepayment fees.

(e)  Research and Development and Software Development Costs

          In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine technological feasibility until the development phase of the project is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

(f)  Foreign Currency Translation

          Assets and liabilities of the foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income and were not material in the periods presented.

(g)  Postretirement Benefits

          The Company has no obligations for postretirement benefits.

(h)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments in highly rated institutions. No single customer accounted for greater than 10% of total revenues or represented a significant credit risk to the Company in either 1996 or 1995. As of December 31, 1996, one customer accounted for approximately 12% of accounts receivable. No customer accounted for greater than 10% of accounts receivable as of December 31, 1995. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

(i)  Net Income per Common and Common Equivalent Share

          For the year ended December 31, 1996, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. For the year ended December 31, 1995, the weighted average number of common and common equivalent shares outstanding assumes that all series of Convertible Preferred Stock had been converted to common stock as of the original issuance dates and that common stock options granted in the one-year period preceding the Company's initial public offering (see Note 3(a)) have been outstanding for the periods presented, computed in accordance with the treasury stock method. Net income per common and common equivalent share has not been presented for the year ended December 31, 1994, as the information is not considered to be relevant or meaningful.

(j)  Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)  Reclassification

          Certain balances have been reclassified to conform with current year presentation.

(l)  Stock Compensation Plans

          The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), in accounting for stock-option activity for employees and directors. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation (see Note 3(e)).

(2)  LINE OF CREDIT

The Company has a working capital line of credit with a bank under which borrowings and/or letters of credit are limited to $1,000,000. The line of credit is unsecured, and borrowings bear interest at the prime rate (8.25% as of December 31, 1996). The line of credit expires on May 31, 1997. As of December 31, 1996 there were no borrowings outstanding under the line of credit. Under this credit facility, the Company is required to maintain certain financial ratios and minimum levels of net worth.

(3)  STOCKHOLDERS' EQUITY

(a)  Initial Public Offering

In February 1996, the Company sold, through an underwritten public offering, 1,200,000 shares of its common stock at $10 per share. Also in February 1996, the Company sold an additional 166,788 shares, at $10 per share, pursuant to an underwriters over-allotment provision. The Company received proceeds of $11,952,381 from its initial public offering which are net of issuance costs of $758,737.

(b)  Common Stock

On January 16, 1996, the Stockholders increased the Company's authorized capitalization to 20,000,000 shares of common stock and 2,000,000 shares of preferred stock.

(c)  Series A and Series B Convertible Preferred Stock

The Series A and Series B convertible preferred stock were converted into common shares upon the closing of the Company's initial public offering in February 1996.

(d)  Stock and Stock Option Plans

Through December 31, 1996, the Company maintained three stock option plans. The 1987 Stock Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. The Company is authorized to award up to 600,000 shares of options under this plan. The 1994 Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options. The Company is authorized to award up to 534,850 stock options under this plan. Under these plans, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value, as determined by the Board of Directors. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to operations over the vesting period of such options. The terms of exercise of options granted under these plans are determined by the Board of Directors. Incentive stock options expire no later than 10 years after the date of grant.

The 1995 Director Stock Option Plan (the "Director Plan") was approved by the stockholders in January 1996. The Director Plan provides for the grant of options to purchase a maximum of 100,000 shares of common stock of the Company to non-employee directors of the Company. Upon completion of the Company's initial public offering of the Company's common stock, each non-employee director was granted an option under the Director Plan to purchase 2,000 shares of common stock at the initial public offering price. On June 30 of each year, beginning in 1997, each non-employee director will be granted an option to purchase 2,000 shares of common stock at an exercise price equal to the last reported sale price of the Company's common stock on the NASDAQ National Market on the date of grant. Such options vest in equal portions over a five year period and expire 10 years from the date of grant.

The following schedule summarizes the stock option activity for the three years ended December 31, 1996:


                                        Number      Option Price     Wtd. Avg.
                                     of Shares        Per Share  Option Price
-----------------------------------------------------------------------------
Outstanding at December 31, 1993       368,550     $1.60 - $7.50       $ 4.91
  Granted                              140,000          7.50             7.50
  Exercised                             (5,250)      1.60 - 6.00         1.94
  Canceled                             (26,200)      3.00 - 7.50         6.04
-----------------------------------------------------------------------------
Outstanding at December 31, 1994       477,100       1.60 - 7.50         5.71
  Granted                              227,750          7.50             7.50
  Exercised                             (7,400)      3.00 - 7.50         3.95
  Canceled                             (35,600)      3.00 - 7.50         6.93
-----------------------------------------------------------------------------
Outstanding at December 31, 1995       661,850       1.60 - 7.50         6.30
  Granted                              251,000     10.00 - 21.25        17.49
  Exercised                           (134,900)      1.60 - 7.50         4.54
  Canceled                            (193,890)     7.50 - 21.25        14.20
-----------------------------------------------------------------------------
Outstanding at December 31, 1996       584,060    $1.60 - $20.00       $ 8.73
=============================================================================
Exercisable at December 31, 1996       232,560    $ 1.60 - 20.00       $ 5.81
=============================================================================




The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of up to a total of 200,000 shares of common stock to participating employees.

All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period (Offering Period) for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. The Compensation Committee of the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company had sold 34,169 shares as of December 31, 1996. As of December 31, 1996, 165,831 shares of common stock were available for future sale under the Purchase Plan.

(e)  Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, Effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the years ended December 31, 1996 and 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123.
The assumptions used are as follows:

                                                            1996         1995

Risk-free interest rate                                  5.47-6.88%   5.86-7.74%
Expected dividend yield                                          0            0
Expected lives                                           6.5 Years    6.5 Years
Expected volatility                                             65%          65%

The effect of applying SFAS No. 123
would be as follows:
                                                            1996          1995

          Net income as reported                        $2,048,222    $196,744
          Pro forma net income as adjusted               1,736,170     156,783
          Net income per share as reported                    0.33        0.04
          Pro forma net income per share as adjusted          0.28        0.03

(4)  INCOME TAXES

The components of the provision for income taxes for the three years ended
December 31, 1996 are as follows:


                                                    December 31,
                                         1996           1995           1994
                                   ----------      ---------      ---------
Federal
  Current                          $  758,694     $   25,000      $  31,482
  Deferred                           (122,463)      (565,400)      (361,822)
                                   ----------     ----------      ---------
                                      636,231       (540,400)      (330,340)
                                   ----------     ----------      ---------
State
  Current                             252,898             --         22,058
  Deferred                            (40,821)       (23,439)       (27,789)
                                   ----------     ----------      ---------
                                      212,077        (23,439)        (5,731)
                                   ----------     ----------      ---------
Foreign
  Withholding                         443,000        386,541        253,781
  Income                              386,733        751,109        211,000
                                   ----------     ----------      ---------
                                      829,733      1,137,650        464,781
                                   ----------     ----------      ---------

Change in Valuation Allowance        (474,041)      (162,811)       173,290
                                   ----------     ----------      ---------

                                   $1,204,000     $  411,000      $ 302,000
                                   ==========     ==========      =========


Foreign withholding taxes represent amounts withheld by foreign customers and remitted to the applicable foreign tax authorities in connection with foreign revenues. Foreign income taxes represent corporate income taxes relating to the operations of the Company's foreign subsidiaries.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:


                                                      1996            1995
                                                   ----------     ----------

Research and development tax credit carryforward   $  697,889     $  455,574
Net operating loss carryforwards
                                                       47,153        306,010
Depreciation
                                                       58,500        112,291
Deferred revenue
                                                      220,350         75,060
Other temporary differences
                                                      554,977        466,650
                                                   ----------     ----------
                                                    1,578,869      1,415,585
Valuation allowance
                                                         --         (474,041)
                                                   ----------     ----------
Net deferred tax asset                             $1,578,869     $  941,544
                                                   ==========     ==========

The valuation allowance at December 31, 1995 related to deferred tax assets for which realization was not assured. In 1996 it is expected that future taxable income will be sufficient to utilize the net deferred tax assets.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                  December 31,
                                             1996     1995     1994
                                            -----    -----    -----

Provision at federal statutory rate          34.0%    34.0%    34.0%
State income tax, net of federal benefits     4.3     (2.5)    (0.9)
Foreign income and withholding taxes         19.6     82.3     26.9
Change in valuation allowance               (14.6)   (26.8)    39.9
Utilization of tax credits                   (9.5)   (16.4)   (35.9)
Other, net                                    3.2     (3.0)     5.6
                                            -----    -----    -----
                                             37.0%    67.6%    69.6%
                                            =====    =====    =====

(5) COMMITMENTS

The Company leases its facilities and certain equipment under operating leases. The future minimum annual payments under these leases at December 31, 1996 are as follows:

Year                           Amount
----------                 -----------

1997                       $ 3,260,000
1998                         2,613,000
1999                         2,355,000
2000                         1,807,000
2001                           249,000
Thereafter                     195,000
                           -----------
                           $10,479,000
                           ===========


Expenses recorded by the Company under the above leases for the three years ended December 31, 1996, 1995 and 1994 were approximately $3,102,000, $2,226,000, and $1,855,000, respectively.

(6) ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                December 31,
                                           1996             1995

Accrued payroll and related expenses   $1,273,115      $  895,131
Accrued commissions                     1,001,359         709,589
Other accrued expenses                  2,834,885       2,184,577
                                       ----------      ----------

                                       $5,109,359      $3,789,297
                                       ==========      ==========

(7) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Domestic and international sales as a percentage of total revenues are as follows:

                           For the year ended
                              December 31,
                        1996     1995      1994

United States            58%      56%      56%
Europe                   24       24       22
Other                    18       20       22
                        ---      ---      ---
                        100%     100%     100%
                        ===      ===      ===

Revenues, net income (loss) and identifiable assets for the Company's United States, European and other operations are as follows:


                                               United
                                               States             Europe           Other          Eliminations        Consolidated
                                             -----------        ----------      -----------       ------------        ------------


Year ended December 31, 1996:
    Revenues                                 $36,004,203        $1,125,677      $   105,655       $      --           $37,235,535
    Transfers between
        geographic locations
                                                 271,044         5,474,003          324,359       (6,069,406)               --
                                             -----------        ----------      -----------       -----------         -----------
    Total
    revenues                                 $36,275,247        $6,599,680      $   430,014       $(6,069,406)        $37,235,535
                                             ===========        ==========      ===========       ===========         ===========

    Net income (loss)                        $ 2,814,838        $  414,125      $(1,180,741)      $      --           $ 2,048,222
                                             ===========        ==========      ===========       ===========         ===========

    Identifiable assets                      $33,064,227        $2,700,284      $   493,110       $      --           $36,257,621
                                             ===========        ==========      ===========       ===========         ===========

Year ended December 31, 1995:
    Revenues                                 $27,184,435        $  910,006      $    46,536       $      --           $28,140,977
    Transfers between
        geographic locations
                                                 264,624         4,756,239          302,714       (5,323,577)               --
                                             -----------        ----------      -----------       -----------         -----------

    Total
    revenues                                 $27,449,059        $5,666,245      $   349,250       $(5,323,577)        $28,140,977
                                             ===========        ==========      ===========       ===========         ===========

    Net income (loss)                        $   404,440        $  490,296      $  (697,992)      $      --           $   196,744
                                             ===========        ==========      ===========       ===========         ===========

    Identifiable assets                      $15,963,186        $1,520,166      $   363,143       $      --           $17,846,495
                                             ===========        ==========      ===========       ===========         ===========

Year ended December 31, 1994:
    Revenues                                 $19,225,386        $  343,508      $    22,477       $      --           $19,591,371
    Transfers between
        geographic locations                     391,660         3,186,006          182,512        (3,760,178)               --
                                             -----------        ----------      -----------       -----------         -----------

    Total
    revenues                                 $19,617,046        $3,529,514      $   204,989       $(3,760,178)        $19,591,371
                                             ===========        ==========      ===========       ===========         ===========

    Net income (loss)                        $    (8,944)       $  421,912      $  (281,294)      $      --           $   131,674
                                             ===========        ==========      ===========       ===========         ===========

    Identifiable assets                      $13,586,523        $  503,456      $   245,252       $      --           $14,335,231
                                             ===========        ==========      ===========       ===========         ===========


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gensym Corporation:

We have audited the accompanying consolidated balance sheets of Gensym Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                               /s/ ARTHUR ANDERSEN LLP
                                               ----------------------------
                                               ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 23, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is contained under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS" in the Company's Proxy Statement dated April 18, 1997, for the Annual Meeting of Shareholders to be held on May 21, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Director Compensation" and "Compensation to Executive Officers" in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Transactions" in the Company's Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

         The following documents are included in Item 8 of this Annual Report on Form 10-K:

         *   Consolidated Balance Sheets as of December 31, 1996 and 1995
         * Consolidated Statements of Operations for the three years ended December 31, 1996, 1995 and 1994
         * Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996, 1995 and 1994
         * Consolidated Statements of Cash Flows for the three years ended December 31, 1996, 1995 and 1994
         *   Notes to Consolidated Financial Statements
         *   Report of Independent Public Accountants


(a)(2)  FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules are included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3) EXHIBITS

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.


(b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GENSYM CORPORATION
                                   (Registrant)



                               By: /s/ Lowell B. Hawkinson
                                   -----------------------
 Dated: March 26, 1997             Lowell B. Hawkinson
                                   Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997:



/s/ Lowell B. Hawkinson            Chairman, Chief Executive Officer, Director
-----------------------            (Principal Executive Officer and Acting
Lowell B. Hawkinson                Principal Financial and Accounting
                                   Officer)

/s/ Robert L. Moore                President and Director
-------------------
Robert L. Moore

/s/ John A. Shane                  Director
-----------------
John A. Shane

/s/ Theodore Johnson               Director
--------------------
Theodore Johnson

/s/ Nancy Pfund                    Director
---------------
Nancy Pfund

ITEM 14(d) FINANCIAL STATEMENT SCHEDULE

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To Gensym Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Gensym Corporation and subsidiaries and have issued our report thereon dated January 23, 1997. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                               /s/ ARTHUR ANDERSEN LLP
                                               -----------------------------
                                               Arthur Andersen LLP


Boston, Massachusetts
January 23, 1997



                                  GENSYM CORPORATION
                     SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   Balance at    Addition               Balance at
                                  Beginning of  Charged to                End of
Description                          Period      Expense    Deductions    Period
-----------                         --------    --------    ----------   --------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1996        $414,612    $124,600     $85,893     $453,319
                                    ========    ========     =======     ========

Year ended December 31, 1995        $488,091    $   --       $73,479     $414,612
                                    ========    ========     =======     ========

Year ended December 31, 1994        $488,295    $ 43,196     $43,400     $488,091
                                    ========    ========     =======     ========




EXHIBIT INDEX



Exhibit #                           Description
---------                           -----------
  3.1              - Amended and Restated Certificate of Incorporation of the Registrant
  3.2              - Amended and Restated By-Laws of the Registrant
  4.1(1)           - Specimen certificate for shares of the Registrant's Common Stock
* 10.1(1)          - 1987 Stock Plan, as amended to date
* 10.2(1)          - 1994 Stock Option Plan
  10.3(1)          - 1995 Employee Stock Purchase Plan
* 10.4(1)          - 1995 Director Stock Option Plan
  10.5(1)          - Amended and Restated Registration Rights Agreement dated as of
                     August 12, 1991 by and among the Registrant and the parties named therein
  10.6(1)          - Lease dated as of January 1, 1995 by and between the Registrant and
                     CambridgePark One Limited Partnership
  10.7             - First Amendment to Lease dated as of December 2, 1996 between the
                     Registrant and CambridgePark One Limited Partnership
  10.8             - Second Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership
  10.9             - Third Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership
  10.10(2)         - Amendment to the Business Loan Agreement dated June 20, 1991 between Gensym Corporation and State Street Bank and Trust
                     Company, as amended to date
 +10.11(1)         - Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science
                     Corporation
 *10.12            - Severance arrangement with Raymond Wood dated December 6, 1996, as modified on December 31, 1996 and January 22, 1997.
  11               - Computation of Net Income Per Share
  21               - Subsidiaries of the Registrant
  23               - Consent of Arthur Andersen LLP
  27               - Financial Data Schedule



(1) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant (Registration No. 33-80727) filed on December 21, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
 + Confidential treatment has been granted with respect to certain portions of this agreement.
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

