Form 10-Q
period 1997-03-31
GENSYM CORP
filed 1997-05-14
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

     X   Quarterly report pursuant to Section 13 or 15(d) of the
    ---  Securities Exchange Act of 1934

                      FOR THREE MONTHS ENDED MARCH 31, 1997

                                       OR

    --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

     As of May 9, 1997 there were 6,270,486 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                 Form 10-Q INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996                      3

                  Condensed Consolidated Statements of Operations
                  Three months ended March 31, 1997 and 1996                4

                  Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 1997 and 1996                5

                  Notes to Condensed Consolidated Financial Statements    6-7

Item 2.           Management's Discussion and Analysis of                8-15
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                              15

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                        16

Item 2.           Changes in Securities                                    16

Item 3.           Defaults Upon Senior Securities                          16

Item 4.           Submission of Matters to a Vote of Security Holders      16

Item 5.           Other Information                                        16

Item 6.           Exhibits and Reports on Form 8-K                         16

                  Signatures                                               17

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(in thousands)                                                     MARCH 31,      DECEMBER 31,
                                                                     1997             1996
                                                                   ---------      ------------
                              ASSETS

Current Assets:
       Cash and cash equivalents                                     $11,505        $11,679
       Short-term investments                                          7,731          7,911
       Accounts receivable, net                                        9,518          9,736
       Prepaid expenses                                                2,479          1,754
       Deferred income taxes                                           1,359          1,579
                                                                     -------        -------
            Total current assets                                      32,592         32,659
                                                                     -------        -------

Property and Equipment, net                                            2,750          2,641
Long-term investments                                                  1,039            742
Deposits and other assets                                                301            215
                                                                     -------        -------
                                                                     $36,682        $36,257
                                                                     =======        =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                              $   707        $ 1,262
       Accrued expenses                                                5,050          5,109
       Deferred revenue                                                6,420          5,818
                                                                     -------        -------
            Total current liabilities                                 12,177         12,189
                                                                     -------        -------



Stockholders' Equity:
       Common stock                                                       63             62
       Capital in excess of par value                                 19,207         18,727
       Retained earnings                                               5,422          5,356
       Cumulative translation adjustment                                (187)           (77)
                                                                     -------        -------
            Total stockholders' equity                                24,505         24,068
                                                                     -------        -------
                                                                     $36,682        $36,257
                                                                     =======        =======


 The accompanying notes are an integral part of these consolidated financial statements.


                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



(in thousands except net income per share)                                 THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            1997         1996
                                                                          -------       ------
REVENUES:
      Product                                                             $ 5,932       $4,723
      Service                                                               4,099        3,718
                                                                          -------       ------
            Total revenues                                                 10,031        8,441
                                                                          -------       ------

COST OF REVENUES                                                            2,331        1,646
                                                                          -------       ------

            Gross profit                                                    7,700        6,795
                                                                          -------       ------

OPERATING EXPENSES:
      Sales and marketing                                                   4,711        4,214
      Research and development                                              1,866        1,397
      General and administrative                                            1,001          732
                                                                          -------       ------
                                                                            7,578        6,343
                                                                          -------       -------

            Operating income                                                  122          452

OTHER INCOME (EXPENSE), NET                                                   (16)          63
                                                                          -------       ------

            Income before provision for income taxes                          106          515

PROVISION FOR INCOME TAXES                                                     40          182
                                                                          -------       ------

            Net income                                                    $    66       $  333
                                                                          =======       ======

            Net income per share                                          $  0.01       $ 0.06
                                                                          =======       ======

            Weighted average common and common equivalent
                shares outstanding                                          6,404        5,731
                                                                          =======       ======


 The accompanying notes are an integral part of these consolidated financial statements.



                              GENSYM CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
(in thousands)                                                                    THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                1997             1996
                                                                              -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $    66          $   333
      Adjustments to reconcile net income
          to net cash provided by operating activities:
          Depreciation                                                            265              280
          Deferred taxes                                                          220               35
          Changes in assets and liabilities:
                Accounts receivable                                               193             (361)
                Prepaid expenses                                                 (789)              24
                Accounts payable                                                 (540)             193
                Accrued expenses                                                   (3)             208
                Deferred revenue                                                  607              437
                                                                              -------          -------

                       Net cash provided by operating activities                   19            1,149
                                                                              -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchases) sales of short-term investments                                 180           (1,219)
      Purchases of long-term investments                                         (297)               -
      Purchases of property and equipment                                        (374)            (253)
      (Increase) decrease in other assets                                         (95)              93
                                                                              -------          -------

                       Net cash used in investing activities                     (586)          (1,379)
                                                                              -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                     480               21
      Proceeds from initial public offering - net                                   -           11,978
                                                                              -------          -------

                       Net cash provided by financing activities                  480           11,999
                                                                              -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (87)             (38)
                                                                              -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (174)          11,731

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 11,679            2,126
                                                                              -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $11,505          $13,857
                                                                              =======          =======



 The accompanying notes are an integral part of these consolidated financial statements.


                       GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Operations

Gensym Corporation (the "Company") is a leading supplier of software products and services for developing and deploying intelligent solutions in a broad range of industrial, scientific, commercial and government markets.

2. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1997. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3. Joint Venture

In October 1996, the Company invested $100,000 in a joint venture, PDS Technologies LLC ("PDS"), representing a 50% equity interest. During the first quarter of 1997, the Company invested an additional $250,000, with the total investment of $350,000 representing a 50% equity investment.

The Company is accounting for this investment using the equity method. The net investment is included in deposits and other assets in the accompanying condensed consolidated balance sheets. The Company has recognized approximately $179,000 and $0 for the three months ended March 31, 1997 and 1996, respectively, in net losses as its portion of the losses from the joint venture. This loss is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

4. Investments

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at March 31, 1997 and December 31, 1996. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of March 31, 1997 and December 31, 1996 consist of municipal bonds with original maturity dates greater than three months and less than one year. Long-term investments held as of March 31, 1997 and December 31, 1996, consist of municipal bonds with original maturity dates of greater than one year.

5. Significant Accounting Policies

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.


6. Stockholders' Equity and Per Share Data

For the quarters ended March 31, 1997 and 1996, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method.

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

     The Company markets and sells products through its direct sales offices in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through a network of value-added resellers and systems integrators who provide consulting services and integrated solutions to their customers. The Company believes that there is a trend among end-users in its markets toward purchasing complete solutions, rather than software tools with which to develop such solutions. This trend has increased the Company's reliance on such value-added resellers and systems integrators to provide consulting services and integrated solutions to end-users, and has led the Company to increase its own capabilities to deliver complete solutions directly. In January 1997, the Company established three strategic business units, Manufacturing, Communications, and Advanced Systems, to manage domain-specific expertise, products, and services required to serve mainstream customers. The Company has also adopted a solutions-oriented approach in its sales, marketing, product development and service organizations.

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, consolidated statement of income data for the periods indicated:

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                  1997          1996
                                                 -----         -----
Revenues:
       Product                                    59.1%         56.0%
       Service                                    40.9          44.0
                                                 -----         -----
              Total revenues                     100.0         100.0
                                                 -----         -----

Cost of revenues:                                 23.3          19.5
                                                 -----         -----

Gross margin                                      76.7          80.5
                                                 -----         -----

Operating expenses:
       Sales and marketing                        46.9          49.9
       Research and development                   18.6          16.5
       General and administrative                 10.0           8.7
                                                 -----         -----

              Total operating expenses            75.5          75.1
                                                 -----         -----

Operating income                                   1.2           5.4

Other income (expense), net                       (0.1)          0.7
                                                 -----         -----

Income before provision for income taxes           1.1           6.1

Provision for income taxes                         0.4           2.2
                                                 -----         -----

Net income                                         0.7%          3.9%
                                                 =====         =====

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues

     The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of its software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues for the three months ended March 31, 1997 increased to $10 million from $8.4 million in the first quarter of 1996, an increase of 18.8%. The increase in total revenues was attributable to increased sales of both software product licenses and related services. International revenues accounted for 48.5% of total revenues in the first quarter of 1997 and 47.2% in the first quarter of 1996.

     Product. Product revenues increased to $5.9 million in the first quarter of 1997 from $4.7 million in the first quarter of 1996, an increase of 25.6%. The increase in product revenues reflected earlier expansion of the Company's direct sales force and marketing partnerships, as well as greater acceptance of G2 and G2-based products in both existing and new market segments. While the Company does not have a material amount of backlog at any given time, the backlog at March 31, 1997 decreased from the backlog at December 31, 1996.

     Service. Service revenues increased to $4.1 million in the first quarter of 1997 from $3.7 million in the first quarter of 1996, an increase of 10.2%. The increase in service revenues was primarily due to increased maintenance fees due to an increased customer base and increased maintenance renewals. The remaining increase in service revenues was attributable to application consulting. The Company has continued to expand its application consulting organization to meet the growing demand from customers and partners for solution-level applications and implementation support and to aggressively enter into new market segments such as telecommunications.

     Cost of Revenues

     Cost of revenues consists primarily of the cost of product media and duplication, manuals, packaging materials, the direct labor involved in producing and distributing the Company's software, consulting labor costs, and product support costs. These costs increased to $2.3 million in the first quarter of 1997 from $1.6 million in the first quarter of 1996, an increase of 41.6%. Cost of revenues increased due to the increase in service revenues and consisted primarily of increases in consulting labor costs. Gross margin on revenues decreased to 76.7% for the first quarter of 1997 from 80.5% for the first quarter of 1996, largely due to a decrease in consulting margin caused by an increase in consulting personnel, including outside contractors.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, seminars, sales facilities expense, trade shows, advertising, and promotional materials. These expenses increased to $4.7 million in the first quarter of 1997 from $4.2 million in the first quarter of 1996, an increase of 11.8%. As a percentage of total revenues, sales and marketing expenses decreased to 46.9% in the first quarter of 1997 from 49.9% in the first quarter of 1996. The increase in absolute dollars was primarily due to the continued investment in the Company's global sales and marketing capabilities, including the addition of senior level management positions to manage three newly established strategic business units. This increase was also due, to a lesser extent, to increased costs related to adopting a solutions-oriented approach in the sales and marketing organization, including the cost of solution selling training programs provided to the sales force. While the Company plans to continue to increase its sales and marketing expenses over the coming years, the Company expects these expenses to continue to decline as a percentage of total revenues over time, should revenue growth continue.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. These expenses increased to $1.9 million in the first quarter of 1997 from $1.4 million in the first quarter of 1996, an increase of 33.6%. As a percentage of total revenues, research and development expenses increased to 18.6% in the first quarter of 1997 from 16.5% in the first quarter of 1996. The increase in absolute dollars and as a percentage of total revenues was primarily due to an increase throughout 1996 in engineering personnel devoted to enhancements, new features and quality assurance for the G2 product family, and to the development of new products. While the Company plans to increase research and development expenses over the coming years, the Company expects that these expenses will decrease as a percentage of total revenues over time, should revenue growth continue.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased to $1.0 million in the first quarter of 1997 from $732,000 in the first quarter of 1996, an increase of 36.6%. As a percentage of total revenues, general and administrative expenses increased to 10.0% in the first quarter of 1997 from 8.7% in the first quarter of 1996. The increase in absolute dollars and percentage of revenue was primarily due to an increase in the number of personnel in the Company's information systems departments to strengthen the Company's infrastructure and, to a lesser extent, the increased costs related to being a public company such as preparation of SEC filings and printing costs. The Company expects that these expenses will decline slightly as a percentage of total revenue over time, should revenue growth continue.

     Other Income

     Other income (expense), net consists primarily of Gensym's 50 percent share in the net loss of its joint venture investment in PDS, offset by interest income and foreign exchange transaction gains and losses. Other income (expense), net decreased to ($16,000) in the first quarter of 1997 from $63,000 in the first quarter of 1996. In the first quarter of 1997, the Company recorded an expense of $179,000 which represents Gensym's share of the net loss from its joint venture investment, which did not exist in the first quarter of 1996. Interest income was $167,000 in the first quarter of 1997 as compared to $80,000 in the first quarter in 1996. The increase in interest income was primarily due to increased balances in cash, cash equivalents and short and long-term investments as a result of proceeds from the Company's initial public offering in February 1996.

  Income Taxes

     The Company provides for income taxes based on the anticipated tax rate of approximately 38% for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and marketable securities balances. In addition, the Company has $5.0 million of equipment financed under long-term operating leases. The Company's operating lease commitments consist primarily of operating leases for the Company's facilities and computers. The Company generated cash from operating activities of $19,000 in the first quarter of 1997 and $1.1 million in the first quarter of 1996. Cash generated from operating activities in the first quarter of 1997 was primarily due to an increase in deferred revenue and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and an increase in prepaid expenses.

     At March 31, 1997, the Company had cash, cash equivalents, and short-term investments of $19.2 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper.

     At March 31, 1997, the Company had available a bank line of credit allowing for borrowings up to $1.0 million and providing for an interest rate of prime. This bank line of credit will expire on May 31, 1997. The Company expects that the line of credit will be renewed on substantially similar terms. The bank line of credit requires the Company to maintain certain financial covenants. The

Company was in compliance with all covenants contained in the bank line of credit at March 31, 1997. There were no borrowings under the bank line of credit for the period ended March 31, 1997.

     Investing activities utilized $586,000 and $1.4 million during the first quarters of 1997 and 1996, respectively. The principal uses in the first quarter of 1997 were to fund the purchase of $374,000 of property and equipment and $297,000 of long-term investments. The principal uses during the first quarter in 1996 were to fund $1.2 million of short-term investments and $253,000 of property and equipment. The Company expects that its requirements for computers, office facilities and office equipment will grow as staffing requirements dictate and that such equipment and facilities will be available when needed.

     The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through March 31, 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's operating results, including, without limitation, the following:

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

     Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. Although the Company has been profitable for each of the past eight fiscal years, the Company has, on occasion, recorded quarterly losses, and there can be no assurance that revenue growth or profitable operations can be sustained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades, the timing of significant orders, the mix of products sold, and the mix of domestic versus international revenues could contribute to this quarterly variability. For example, the Company has experienced in the past, and may experience in the future, delays in customer maintenance renewals due to unforeseen delays in product releases. In addition, the Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

     New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions, and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, the Company, or others, may announce new products, capabilities, or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Systems."

     Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, and distributors, none of which is under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 26%, 28% and 40% of the Company's product revenues in 1995, 1996 and the first quarter of 1997, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 14% and 13% of the Company's product revenues in 1995, 1996 and the first quarter of 1997, respectively. The loss of one or more major third-party distributors or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications, could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44%, 42% and 49% of total revenues in 1995, 1996, and the first quarter of 1997, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

    Not Applicable.

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

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

          (a)  Exhibit Index
               Exhibit 11 - Computation of Net Income Per Share
               Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed by Gensym during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENSYM CORPORATION
                                    (Registrant)



                                    /s/ Lowell B. Hawkinson
                                    -----------------------
      Dated:  May 13, 1997          Lowell B. Hawkinson
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Richard M. Darer
                                    --------------------
      Dated:  May 13, 1997          Richard M. Darer
                                    Vice President of Finance and
                                    Administration, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)