Form 10-Q
period 1997-06-30
GENSYM CORP
filed 1997-08-13
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      FOR THREE MONTHS ENDED JUNE 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


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

                  Yes  [X]                                  No [ ]

      As of August 6, 1997 there were 6,336,112 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                 Form 10-Q INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------
Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets
            June 30, 1997 and December 31, 1996                               3

            Condensed Consolidated Statements of Operations
            Three and six months ended June 30, 1997 and 1996                 4

            Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1997 and 1996                           5

            Notes to Condensed Consolidated Financial Statements            6-7

Item 2.     Management's Discussion and Analysis of

            Financial Condition and Results of Operations                  8-17

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                                17


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                18

Item 2.     Changes in Securities                                            18

Item 3.     Defaults Upon Senior Securities                                  18

Item 4.     Submission of Matters to a Vote of Security Holders              18

Item 5.     Other Information                                                19

Item 6.     Exhibits and Reports on Form 8-K                                 19

            Signatures                                                       20

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements


                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(in thousands)                                 JUNE 30,      DECEMBER 31,
                                                 1997           1996
                                               -------       -----------
                   ASSETS

Current Assets:
      Cash and cash equivalents                $ 9,587        $11,679
      Short-term investments                     6,202          7,911
      Accounts receivable, net                   8,616          9,736
      Prepaid expenses                           1,915          1,754
      Deferred income taxes                      1,579          1,579
                                               -------        -------
         Total current assets                   27,899         32,659
                                               -------        -------

Property and Equipment, net                      2,847          2,641

Long-term investments                            1,036            742
Deposits and other assets                          280            215
                                               -------        -------

                                               $32,062        $36,257
                                               =======        =======


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                         $ 1,244        $ 1,262
      Accrued expenses                           5,339          5,109
      Deferred revenue                           5,421          5,818
                                               -------        -------
         Total current liabilities              12,004         12,189
                                               -------        -------

Stockholders' Equity:
      Common stock                                  63             62
      Capital in excess of par value            19,558         18,727
      Retained earnings                            763          5,356
      Cumulative translation adjustment           (326)           (77)
                                               -------        -------
         Total stockholders' equity             20,058         24,068
                                               -------        -------

                                               $32,062        $36,257
                                               =======        =======







The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



(in thousands except per share amounts)

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 1997        1996          1997        1996
                                               -------      ------       -------      -------
REVENUES:
    Product                                    $ 3,337      $5,649       $ 9,269      $10,372
    Service                                      4,538       3,852         8,637        7,570
                                               -------      ------       -------      -------
      Total revenues                             7,875       9,501        17,906       17,942
                                               -------      ------       -------      -------

COST OF REVENUES                                 2,409       1,811         4,740        3,457
                                               -------      ------       -------      -------

      Gross profit                               5,466       7,690        13,166       14,485
                                               -------      ------       -------      -------

OPERATING EXPENSES:
    Sales and marketing                          5,038       4,344         9,749        8,558
    Research and development                     1,902       1,462         3,769        2,858
    General and administrative                   1,293         920         2,293        1,653
    Restructuring charge                         2,042           0         2,042            0
                                               -------      ------       -------      -------
                                                10,275       6,726        17,853       13,069
                                               -------      ------       -------      -------

      Operating income (loss)                   (4,809)        964        (4,687)       1,416

OTHER INCOME, NET                                  150         153           134          217
                                               -------      ------       -------      -------

      Income (loss) before
        provision for income taxes              (4,659)      1,117        (4,553)       1,633

PROVISION FOR INCOME TAXES                          --         414            40          596
                                               -------      ------       -------      -------

      Net income (loss)                        $(4,659)     $  703       $(4,593)     $ 1,037
                                               =======      ======       =======      =======

      Net income (loss) per share              $ (0.74)     $ 0.11       $ (0.73)     $  0.17
                                               =======      ======       =======      =======
      Weighted average common and common
        equivalent shares outstanding            6,302       6,496         6,262        6,117
                                               =======      ======       =======      =======




The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(in thousands)                                               SIX MONTHS   ENDED
                                                                  JUNE 30,
                                                            1997           1996
                                                           -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $(4,593)       $ 1,037
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation                                              574            540
     Deferred taxes                                             --              3
     Restructuring charge                                    2,019             --
     Changes in assets and liabilities:
        Accounts receivable                                  1,079           (757)
        Prepaid expenses                                      (652)          (439)
        Accounts payable                                         8           (199)
        Accrued expenses                                    (1,310)           823
        Deferred revenue                                      (390)           322
                                                           -------        -------
           Net cash provided by (used in)
           operating activities                             (3,265)         1,330
                                                           -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of short-term investments                1,709         (1,414)
  Purchases of long-term investments                          (294)            --
  Purchases of property and equipment                         (779)          (410)
  (Increase) decrease in other assets                          (75)            51
                                                           -------        -------
           Net cash provided by (used in)
           investing activities                                561         (1,773)
                                                           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock under stock plans            832            254
  Proceeds from initial public offering - net                   --         11,953
                                                           -------        -------

           Net cash provided by financing activities           832         12,207

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (220)           (54)
                                                           -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (2,092)        11,710

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              11,679          2,126
                                                           -------        -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 9,587        $13,836
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

2.   Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1997. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.   Joint Venture

In October 1996, the Company entered into a joint venture, PDS Technologies LLC ("PDS"), in which it holds a 50% interest. The Company is accounting for this joint venture using the equity method and has recorded its share of the loss from the joint venture in other income. Since October 1996, the Company invested a total of $800,000 in PDS and is not obligated to further fund the joint venture.

4.   Investments

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at June 30, 1997 and December 31, 1996. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of June 30, 1997 and December 31, 1996 consist of municipal bonds with original maturity dates greater than three months and less than one year. Long-term investments held as of June 30, 1997 and December 31, 1996, consist of municipal bonds with original maturity dates of greater than one year.

5.   Restructuring Charge

In June, 1997, the Company formalized a plan of restructuring intended to lower operating expenses by reducing its workforce by 15% and closing and consolidating several sales offices, as well as consolidating office space in its corporate headquarters. Accordingly, the Company has recorded a restructuring charge of approximately $2.0 million in the quarter ended June 30, 1997. This amount includes $850,000 for estimated rent and lease termination costs for consolidating facilities and equipment, $725,000 for severance and other employee termination costs, and $425,000 for the write-off of certain assets that will provide no future benefit to the Company as a result of the restructuring plan. The Company anticipates the restructuring efforts to be completed in the next twelve months. As of June 30, 1997, approximately $400,000 of restructuring costs have been incurred and charged against the restructuring liability.

6.   Significant Accounting Policies

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its reported earnings per share.

7.   Stockholders' Equity and Per Share Data

For the three and six months ended June 30, 1996, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. For the three and six months ended June 30, 1997, net loss per common and common equivalent share was computed using the weighted average number of common shares outstanding and excludes shares issuable from assumed exercise of options as their effect would be antidilutive.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company was incorporated in 1986 to provide software products for developing and deploying intelligent systems for decision support and control. The Company released the first version of G2, its core product, in May 1988, and since that time has introduced enhanced versions of G2 and has expanded its product line to include several G2-based application products as well as several G2 connectivity products. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

     The Company markets and sells products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through a network of value-added resellers and systems integrators who provide consulting services and integrated solutions to their customers. The Company believes that there is a trend among end-users in its markets toward purchasing complete solutions, rather than software tools with which to develop such solutions. This trend has increased the Company's reliance on such value-added resellers and systems integrators to provide consulting services and integrated solutions to end-users, and has led the Company to increase its own capabilities to deliver complete solutions directly. In January 1997, the Company established three strategic business units, Manufacturing, Communications, and Advanced Systems, to manage domain-specific expertise, products, and services required to serve mainstream customers. The Company has also adopted a solutions-oriented approach in its sales, marketing, product development and service organizations.

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:


                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                            1997        1996         1997        1996
                                           -----       -----        -----       -----

REVENUES:
     Product                                42.4%       59.5%        51.8%       57.8%
     Service                                57.6%       40.5%        48.2%       42.2%
                                           -----       -----        -----       -----
        Total revenues                     100.0%      100.0%       100.0%      100.0%
                                           -----       -----        -----       -----

COST OF REVENUES:                           30.6%       19.1%        26.5%       19.3%
                                           -----       -----        -----       -----

        Gross profit                        69.4%       80.9%        73.5%       80.7%
                                           -----       -----        -----       -----

OPERATING EXPENSES:
     Sales and marketing                    64.0%       45.7%        54.4%       47.7%
     Research and development               24.2%       15.4%        21.0%       15.9%
     General and administrative             16.4%        9.7%        12.8%        9.2%
     Restructuring charge                   25.9%        0.0%        11.4%        0.0%
                                           -----       -----        -----       -----
                                           130.5%       70.8%        99.7%       72.8%
                                           -----       -----        -----       -----

        Operating income (loss)            (61.1%)      10.2%       (26.2%)       7.9%
                                           -----       -----        -----       -----

OTHER INCOME, NET                            1.9%        1.6%         0.7%        1.2%
                                           -----       -----        -----       -----
        Income (loss) before
        provision for income taxes         (59.2%)      11.8%       (25.4%)       9.1%

PROVISION FOR INCOME TAXES                   0.0%        4.4%         0.2%        3.3%
                                           -----       -----        -----       -----

        Net income (loss)                  (59.2%)       7.4%       (25.6%)       5.8%
                                           =====       =====        =====       =====

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues

     The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues were $7.9 million for the quarter ended June 30, 1997 as compared to $9.5 million for the same period in 1996, a decrease of 17.1%. The decrease in total revenues was attributable to decreased sales of product licenses, partially offset by an increase in services. For the six month periods ended June 30, 1997 and 1996, total revenues remained constant at $17.9 million, with decreased sales of product licenses offset by an equal increase in services. International revenues accounted for 43.6% and 44.0% of total revenues in the second quarter of 1997 and 1996, respectively, and 46.3% and 45.5% of total revenues for the first six months of 1997 and 1996, respectively. Within the international geographies, increases in revenues from the Europe/Middle East/Africa regions substantially offset decreases in revenues from the Asia/Pacific regions.

     Product. Product revenues decreased to $3.3 million in the second quarter of 1997 from $5.6 million in the second quarter of 1996, a decrease of 40.9%. For the six month period ended June 30, 1997 product revenues decreased to $9.3 million from $10.4 million in the same period in 1996, a decrease of 10.6%. The decrease in product revenues reflected lower bookings in the second quarter, most notably in the United States and Asia/Pacific, which the Company believes was primarily due to the continued effects of a strategic reorganization and retraining of the Company's sales force and a longer sales cycle caused by the Company's shift to selling complete solutions. While the Company does not have a material amount of backlog at any given time, the backlog at June 30, 1997 decreased from the backlog at December 31, 1996.

     Service. Service revenues increased to $4.5 million in the second quarter of 1997 from $3.9 million in the second quarter of 1996, an increase of 17.8%. For the six month period ended June 30, 1997 service revenues increased to $8.6 million from $7.6 million in the same period in 1996, an increase of 14.1%. The increase in service revenues was primarily due to increased maintenance fees derived from an increased customer base. The remaining increase in service revenues was attributable to an increase in application consulting. The Company has continued to expand its application consulting organization to meet the growing demand from customers and partners for solution-level applications and implementation support.

  Cost of Revenues

    Cost of revenues primarily consists of consulting labor, technical support costs and the costs of material and labor involved in producing and distributing the Company's software. These costs increased to $2.4 million in the second quarter of 1997 from $1.8 million in the second quarter of 1996, an increase of 33.1%. For the six month period ended June 30, 1997 cost of revenues increased to $4.7 million from $3.5 million in the same period in 1996, an increase of 37.1%. Cost of revenues increased due to the increase in service revenues and consisted primarily of increases in consulting labor costs. Gross margin on revenues decreased to 69.4% for the second quarter of 1997 from 80.9% for the second quarter of 1996. For the first six months of 1997, gross margin on revenues decreased to 73.5% from 80.7% in the same period in 1996. This decrease in gross margin reflected a higher percentage of lower margin service revenues as a percentage of total revenues, an increase in consulting personnel, including outside contractors and an increase in technical support personnel. The Company anticipates that the mix between product and service revenues will return closer to 1996 levels as anticipated product revenue increases, and that overall margins will increase.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and living, trade shows and seminars, advertising and promotional materials. These expenses increased to $5.0 million (64.0% of revenues) in the second quarter of 1997 from $4.3 million (45.7% of revenues) in the second quarter of 1996, an increase of 16.0%. For the six month period ended June 30, 1997, these expenses were $9.7 million (54.4% of revenues) and $8.6 million (47.7% of revenue) in the same period in 1996. The increase in absolute dollars was primarily due to the opening of new sales offices in the United States and in Asia/Pacific as well as to continued investment in the Company's global sales and marketing capabilities, including the addition of senior level management positions to manage three newly established strategic business units. This increase was also due, to a lesser extent, to increased costs related to adopting a solutions-oriented approach in the sales and marketing organization, including the cost of solution selling training programs provided to the sales force. The increase as a percentage of total revenues was primarily due to the lower product revenues reported for the periods. While the Company plans to hire more direct sales personnel in the coming quarters, the Company expects sales and marketing expenses to decrease as a percentage of total revenues due to the reduction already taken of certain sales and marketing administrative personnel, the consolidation of sales offices and other measures taken as part of the second quarter restructuring plan.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased to $1.9 million (24.2% of revenues) in the second quarter of 1997 from $1.5 million (15.4% of revenues) in the second quarter of 1996, an increase of 30.1%. For the six month period ended June 30, 1997, these expenses were $3.8 million (21.0% of revenues) and were $2.9 million (15.9% of revenue) in the same period in 1996, an increase of 31.8%. The increase in absolute dollars was primarily due to an increase through the second half of 1996 and the first half of 1997 in engineering personnel devoted to enhancements, new features, and quality assurance for the G2 product family, as well as to the development of new products, which resulted in several major commercial releases in the second quarter. The increase as a percentage of total revenues was primarily due to the lower product revenues reported for the periods. The Company plans to control hiring and overall research and development expenses relative to anticipated future revenues over coming quarters and expects that they will decrease as a percentage of total revenues.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased to $1.3 million (16.4% of revenues) in the second quarter of 1997 from $920,000 (9.7% of revenues) in the second quarter of 1996, an increase of 40.4%. For the six month period ended June 30, 1997, these expenses increased to $2.3 million (12.8% of revenues) from $1.7 million (9.2% of revenue) in the same period in 1996, an increase of 38.8%. The increase in absolute dollars was primarily due to an increase in the number of personnel in the Company's information systems departments to strengthen the Company's infrastructure, as well as to amortization of the newly implemented financial information system and costs related to being a public company, such as proxy statement preparation and shareholders' meeting expenses. The increase as a percentage of total revenues was due to the above factors as well as to the lower product revenues reported for the periods. The Company expects that these expenses will decline as a percentage of total revenues primarily due to the reduction already taken in administrative personnel, the consolidation of facilities and other actions taken as part of the second quarter restructuring plan.

     Restructuring. During the first quarter of 1997, the Company underwent a major reorganization and adopted a solutions-oriented approach in the sales, marketing and service organizations to better meet the buying requirements of companies in its primary target markets. This approach required a strategic reorganization and retraining of the sales force, and a major change in sales account structure. The Company also established dedicated business units in order to further develop and coordinate domain-specific expertise, products and services for its customers. The transition to and emphasis on selling solutions rather than tools extended the Company's sales cycle and resulted in lower license bookings, especially in the United States. This impact extended into the second quarter, during which the Company was unable to sustain profitable operations at the existing resource levels. In response to these circumstances, management decided on a course of action that was intended to lower operating expenses by rightsizing staff and consolidating facilities to levels more appropriate to the present sales capacity and business requirements. The decision resulted in a planned 15% reduction in the Company's workforce, with a bias toward administrative positions, though all functional areas were affected to some degree. The decision also resulted in the planned closing and consolidation of several sales offices, as well as office space consolidation in the corporate headquarters.

   As a direct result of management's plans, the Company recognized $850,000 for estimated rent and lease termination costs for consolidating facilities and equipment, including the write-off of certain leasehold improvements and excess equipment. The Company also recognized $725,000 for severance and other employee termination costs that related to the workforce reduction and $425,000 for the write-off of certain assets that will provide no future benefit to the Company as a result of the restructuring plan.

   At June 30, 1997, the Company had taken certain actions consistent with the restructuring plan, predominantly related to headcount reduction. As of June 30, 1997, approximately $400,000 of restructuring costs had been incurred and charged against the restructuring liability. As a result of the restructuring plan, the Company expects to reduce certain future costs including payroll and payroll related costs, building rent and leased equipment by approximately $1 million per quarter. The Company anticipates realizing a significant amount of these savings beginning in the third quarter, with the facilities impact beginning in the following two quarters.

  Other Income

   Other income consists primarily of interest income offset by foreign exchange transaction gains and losses and by Gensym's 50 percent share in the net loss of its joint venture investment in PDS. Other income decreased to $134,000 in the first six months of 1997 from $216,000 in the same period in 1996. The decrease was primarily due to the Company's share of the net loss in PDS recorded in 1997, partially offset by an increase in interest income. The increase in interest income was primarily due to increased balances in cash, cash equivalents and short and long-term investments, primarily as a result of proceeds from the Company's initial public offering in February 1996.

  Income Taxes

   The Company generated a significant tax loss carryforward during the six months ended June 30, 1997. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it believes it is "more likely than not" these assets will not be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates. The Company's effective tax rate for the second quarter of 1997 was 0% as compared to 36.5% for the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investments balances. In addition, the Company has $5.0 million of equipment financed under long-term operating leases. The Company's operating lease commitments consist primarily of operating leases for the Company's facilities and computers. The Company used cash in operating activities of $3.3 million during the first six months of 1997. Cash used in operations in the first six months of 1997 was primarily due to the net loss, an increase in prepaid expenses and decreases in accrued expenses and deferred revenue, offset by the restructuring charge and a decrease in accounts receivable.

   At June 30, 1997, the Company had cash, cash equivalents, and short-term investments of $15.8 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper. In addition, the Company had long-term investments of $1.0 million, primarily consisting of municipal bonds with original maturity dates of greater than one year.

    At June 30, 1997, the Company expected that cash requirements to settle its restructuring obligations would be approximately $1.3 million. These cash requirements pertain primarily to severance and lease termination costs and are expected to be fulfilled within the next twelve months. The Company believes that the settlement of its restructuring obligations will not materially impact future liquidity.

   In the second quarter, the Company renewed its bank line of credit on substantially similar terms as previously arranged. At June 30, 1997, the Company had the availability to borrow up to $1.0 million at an interest rate of prime. This bank line of credit will expire on May 31, 1998 and requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at June 30, 1997 and during the first six months of 1997. There were no borrowings under the bank line of credit for the period ended June 30, 1997.

   Investing activities provided $561,000 during the first six months of 1997 and utilized $1.8 million during the first six months of 1996. During the first six months of 1997 the sale of short-term investments provided $1.7 million, which was offset primarily by the purchase of property and equipment ($779,000) and the purchase of long-term investments ($294,000). The principal uses in the first six months of 1996 were to fund the purchase of $1.4 million of short-term investments and $410,000 of property and equipment. The Company expects that its requirements for computers, office facilities, and office equipment will fluctuate as staffing requirements dictate and that such equipment and facilities will be available when needed.

   The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through June 30, 1998.

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

     Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. The Company has, on occasion, recorded quarterly losses, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades, the timing of significant orders, the mix of products sold, and the mix of domestic versus international revenues could contribute to this quarterly variability. For example, the Company has experienced in the past, and may experience in the future, delays in customer maintenance renewals due to unforeseen delays in product releases. In addition, the Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

     Product Concentration. The Company's only current product offerings are G2, an object-oriented development and deployment environment for building intelligent systems, and software products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change, the shift in customer demand toward complete solutions, or other factors could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

     Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, and distributors, none of which is under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 26%, 28% and 38% of the Company's product revenues in 1995, 1996 and the first six months of 1997, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 14% and 9% of the Company's product revenues in 1995, 1996 and the first six months of 1997, respectively. The loss of one or more major third-party distributors or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications, could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44%, 42% and 46% of total revenues in 1995, 1996, and the first six months of 1997, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

     Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products or compete across all of the markets that the Company addresses, a number of companies offer point solution products that perform certain functions of the Company's products. Moreover, new competitors could enter the intelligent systems market, and existing competitors could expand the capabilities of their products to equal or exceed those of the Company's products. In addition, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1997 the Company held its Annual Meeting of the Stockholders. The following matters were adopted by the vote specified below:

                                                            Authority
    Proposal                  Class Of Stock      For       Withheld
    --------                  --------------      ---       --------

1)  Approval of election
    of two Class I
    Directors to the Board
    of Directors for the
    ensuing three years

    John A. Shane             Common Stock     5,395,327    237,069
    Thomas E. Swithenbank     Common Stock     5,395,627    236,769

                                                                                 Broker
    Proposal                  Class Of Stock      For       Against   Abstain   Non-votes
    --------                  --------------      ---       -------   -------   ---------

2)  Adoption of the 1997      Common Stock     3,302,547    371,346    17,003   1,941,500
    Stock Incentive Plan

3)  Adoption of amendment     Common Stock     5,051,426    287,286    24,528     269,156
    to the 1995 Director
    Stock Option Plan to
    increase the annual
    stock option grant
    from 2,000 to 3,000
    shares

4)  Approval of appointment   Common Stock     5,436,027      2,916   193,453          --
    by the Board of
    Directors of Arthur
    Andersen LLP as
    independent auditors
    for the current year


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         (a) Exhibit Index
             Exhibit 10.1 - Amendment to Business Loan Agreement dated May 31,
               1997 between Gensym Corporation and State Street Bank and Trust Company
             Exhibit 10.2 - 1997 Stock Incentive Plan
             Exhibit 10.3 - 1995 Director Stock Option Plan, as amended
             Exhibit 11 - Computation of Net Income Per Share
             Exhibit 27 - Financial Data Schedule

         (b) A Current Report on Form 8-K dated April 8, 1997 was filed by Gensym on April 17, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          GENSYM CORPORATION
                                          (Registrant)



                                          /s/ Lowell B. Hawkinson
                                          -------------------------------------
     Dated: August 12, 1997               Lowell B. Hawkinson
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Richard M. Darer
                                          -------------------------------------
     Dated: August 12, 1997               Richard M. Darer
                                          Vice President of Finance and
                                          Administration, and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)