Form 10-Q
period 1997-09-30
GENSYM CORP
filed 1997-11-12
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark one)

    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange X Act of 1934
---
                   For three months ended September 30, 1997

                                      OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
---

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

         As of October 31, 1997 there were 6,346,112 shares of the Registrant's Common Stock outstanding.

                              GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                         Page No.
                                                                                         -------
Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996                                  3

                  Condensed Consolidated Statements of Operations
                  Three and nine months ended September 30, 1997 and 1996                   4

                  Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996                             5

                  Notes to Condensed Consolidated Financial Statements                    6-7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          8-17

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               17


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                        18

Item 2.           Changes in Securities and Use of Proceeds                                18

Item 3.           Defaults Upon Senior Securities                                          19

Item 4.           Submission of Matters to a Vote of Security Holders                      19

Item 5.           Other Information                                                        19

Item 6.           Exhibits and Reports on Form 8-K                                         19

                  Signatures                                                               20

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements


                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


(in thousands)                                            September 30,               December 31,
                                                             1997                        1996
                                                      -------------------         -------------------
ASSETS

Current Assets:
       Cash and cash equivalents                          $       10,665                   $  11,679
       Short-term investments                                      5,458                       7,911
       Accounts receivable, net                                    8,077                       9,736
       Prepaid expenses                                            1,441                       1,754
       Deferred income taxes                                       1,579                       1,579
                                                      -------------------         -------------------
            Total current assets                                  27,220                      32,659
                                                      -------------------         -------------------

Property and Equipment, net                                        2,622                       2,641

Long-term investments                                              1,045                         742
Deposits and other assets                                            279                         215
                                                      -------------------         -------------------

                                                          $       31,166                   $  36,257
                                                      ===================         ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                      $     1,038                   $   1,262
       Accrued expenses                                            5,250                       5,109
       Deferred revenue                                            5,452                       5,818
                                                      -------------------         -------------------
            Total current liabilities                             11,740                      12,189
                                                      -------------------         -------------------

Stockholders' Equity:
       Common stock                                                   63                          62
       Capital in excess of par value                             19,574                      18,727
       Retained earnings                                             183                       5,356
       Cumulative translation adjustment                           (394)                        (77)
                                                      -------------------         -------------------
            Total stockholders' equity                            19,426                      24,068
                                                      -------------------         -------------------

                                                             $    31,166                   $  36,257
                                                      ===================         ===================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(in thousands except per share amounts)
                                                           Three months ended                      Nine months ended
                                                              September 30,                          September 30,
                                                          1997            1996                    1997           1996
                                                       -----------     -----------             -----------    -----------
REVENUES:
      Product                                            $ 3,889         $4,925                  $13,158        $15,297
      Service                                              4,202          3,968                   12,839         11,538
                                                      -----------      ---------             ------------    -----------
           Total revenues                                  8,091          8,893                   25,997         26,835
                                                      -----------      ---------             ------------    -----------

COST OF REVENUES                                           2,388          1,850                    7,128          5,307
                                                      -----------      ---------             ------------    -----------

           Gross profit                                    5,703          7,043                   18,869         21,528
                                                      -----------      ---------             ------------    -----------

OPERATING EXPENSES:
      Sales and marketing                                  4,471          4,317                   14,219         12,874
      Research and development                             1,654          1,596                    5,423          4,455
      General and administrative                           1,150            992                    3,444          2,645
      Restructuring charge (credit)                         (485)             -                    1,557              -
                                                      -----------      ---------             ------------    -----------
                                                           6,790          6,905                   24,643         19,974
                                                      -----------      ---------             ------------    -----------

           Operating income (loss)                        (1,087)           138                   (5,774)         1,554

OTHER INCOME, NET                                            507            173                      641            389
                                                      -----------      ---------             ------------    -----------

           Income (loss) before provision for               (580)           311                   (5,133)         1,943
                 income taxes

PROVISION FOR INCOME TAXES                                     -            115                       40            711
                                                      -----------      ---------             ------------    -----------

           Net income (loss)                             $  (580)        $  196                 $ (5,173)       $ 1,232
                                                      ===========      =========             ============    ===========

           Net income (loss) per share                   $ (0.09)        $ 0.03                 $  (0.82)       $  0.20
                                                      ===========      =========             ============    ===========

           Weighted average common and common
                 equivalent shares outstanding             6,338          6,507                    6,287          6,248
                                                      ===========      =========             ============    ===========


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(in thousands)                                                                          Nine months ended
                                                                                          September 30,
                                                                                     1997               1996
                                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $   (5,173)         $    1,232
     Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
          Depreciation                                                                    887                798
          Deferred income taxes                                                             -                 72
          Restructuring charge                                                          1,525                  -
          Changes in assets and liabilities:
                Accounts receivable                                                     1,616              (742)
                Prepaid expenses                                                        (313)              (596)
                Accounts payable                                                        (196)                (3)
                Accrued expenses                                                        (472)              1,510
                Deferred revenue                                                        (358)                406
                                                                                 -------------      -------------

                      Net cash provided by (used in) operating activities             (2,484)              2,677
                                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchases) sales of short-term investments                                        2,453            (4,424)
     Purchases of long-term investments                                                 (303)            (1,059)
     Purchases of property and equipment                                              (1,162)              (952)
     (Increase) decrease in other assets                                                 (77)                 32
                                                                                 -------------      -------------

                      Net cash provided by (used in) investing activities                 911            (6,403)
                                                                                 -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock under stock plans                                    848                589
     Proceeds from initial public offering - net                                            -             11,953
                                                                                 -------------      -------------

                      Net cash provided by financing activities                           848             12,542
                                                                                 -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (289)               (48)
                                                                                 -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,014)              8,768

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         11,679              2,126
                                                                                 -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  10,665          $  10,894
                                                                                 =============      =============


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

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1997. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.  Joint Venture

From October 1996 to June 1997, the Company invested and expensed a total of $800,000 in a joint venture, PDS Technologies LLC ("PDS"), in which it held a 50% interest. In September 1997, the Company sold its interest in PDS for approximately $900,000. The Company recorded a benefit from the recovery of its investment in PDS during the three months ended September 30, 1997 (see Note 5).

4.  Investments

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at September 30, 1997 and December 31, 1996. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of September 30, 1997 and December 31, 1996 consist of municipal bonds with original maturity dates greater than three months and less than one year. Long-term investments held as of September 30, 1997 and December 31, 1996 consist of municipal bonds with original maturity dates of greater than one year.

5.  Restructuring Charge

In June, 1997, the Company implemented a plan of restructuring intended to lower operating expenses in subsequent quarters by reducing its workforce by approximately 15%, closing and consolidating several field sales offices, and consolidating office space in its corporate headquarters. Accordingly, the Company recorded a restructuring charge of approximately $2.0 million in the quarter ended June 30, 1997. This amount included $850,000 for estimated rent and lease termination costs for consolidating facilities and equipment, $725,000 for severance and other employee termination costs, and $425,000 for the write-off of certain assets that will provide no future benefit to the Company as a result of the restructuring plan.

As of September 30, 1997, approximately $1.3 million of restructuring costs have been incurred and charged against the restructuring liability. The Company recorded a restructuring credit in the quarter ended September 30, 1997 for the recovery of its investment in PDS, a portion of which had been included in the restructuring charge in the previous quarter.

6.  Significant Accounting Policies

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its reported earnings per share.

7.   Net Income (Loss) Per Share

For the three and nine months ended September 30, 1996, net income per common and common equivalent share was computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. For the three and nine months ended September 30, 1997, net loss per common and common equivalent share was computed using the weighted average number of common shares outstanding and excludes shares issuable from assumed exercise of options, as their effect would be antidilutive.

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

         The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through a network of value-added resellers and systems integrators who provide consulting services and integrated solutions to their customers. The Company has also licensed OEM customers to include the Company's software as part of the OEM's complete solution offering. The Company believes that there is a trend among end-users in its markets to purchase complete solutions rather than software tools with which to develop such solutions. This trend has increased the Company's reliance on such value-added resellers and systems integrators to provide services and integrated solutions to end-users, and it has also led the Company to increase its own capabilities to deliver complete solutions in certain markets. In January 1997, the Company established three strategic business units, Manufacturing, Communications, and Advanced Systems, to manage domain-specific expertise, products, and services as required to serve mainstream customers in their respective focus markets. The Company has also adopted a solutions-oriented approach in its sales, marketing, product development and service organizations.

         This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

Results of Operations

         The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:



                                                          Three months ended                   Nine months ended
                                                             September 30,                       September 30,
                                                          1997           1996                1997          1996
                                                       ---------       ---------           ---------      --------
REVENUES:
      Product                                              48.1%           55.4%               50.6%         57.0%
      Service                                              51.9%           44.6%               49.4%         43.0%
                                                       ---------       ---------           ---------      --------
            Total revenues                                100.0%          100.0%              100.0%        100.0%
                                                       ---------       ---------           ---------      --------

COST OF REVENUES                                           29.5%           20.8%               27.4%         19.8%
                                                       ---------       ---------           ---------      --------

            Gross profit                                   70.5%           79.2%               72.6%         80.2%
                                                       ---------       ---------           ---------      --------

OPERATING EXPENSES:
      Sales and marketing                                  55.3%           48.5%               54.7%         48.0%
      Research and development                             20.4%           17.9%               20.9%         16.6%
      General and administrative                           14.2%           11.2%               13.2%          9.9%
      Restructuring charge (credit)                        (6.0%)             -                 6.0%            -
                                                       ---------       ---------           ---------      --------
                                                           83.9%           77.6%               94.8%         74.4%
                                                       ---------       ---------           ---------      --------

            Operating income (loss)                       (13.4%)           1.6%              (22.2%)         5.8%
                                                       ---------       ---------           ---------      --------

OTHER INCOME, NET                                           6.2%            1.9%                2.5%          1.4%
                                                       ---------       ---------           ---------      --------

            Income (loss) before provision for
                income taxes                               (7.2%)           3.5%              (19.7%)         7.2%

PROVISION FOR INCOME TAXES                                    -             1.3%                0.2%          2.6%
                                                       ---------       ---------           ---------      --------

            Net income (loss)                              (7.2%)           2.2%              (19.9%)         4.6%
                                                       =========       =========           =========      ========

Three and Nine Months Ended September 30, 1997 and 1996

Revenues

         The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

         Total revenues were $8.1 million for the quarter ended September 30, 1997 as compared to $8.9 million for the same period in 1996, a decrease of 9.0%. The decrease in total revenues was attributable to decreased sales of product licenses, partially offset by an increase in services. Total revenues were $26.0 million for the nine month period ended September 30, 1997 as compared to $26.8 million for the same period in 1996, a decrease of 3.1%. The decrease in total revenues was attributable to decreased sales of product licenses largely offset by an increase in services. International revenues accounted for 38.6% and 40.5% of total revenues in the third quarter of 1997 and 1996, respectively, and 43.9% and 43.8% of total revenues for the first nine months of 1997 and 1996, respectively.

         Product. Product revenues decreased to $3.9 million in the third quarter of 1997 from $4.9 million in the third quarter of 1996, a decrease of 21.0%. For the nine month period ended September 30, 1997 product revenues decreased to $13.2 million from $15.3 million in the same period in 1996, a decrease of 14.0%. The decrease in product revenues reflected lower bookings in the third quarter and in the nine month period, which the Company believes is primarily due to the reorganization of the Company's sales force, especially in the Americas, and a longer sales cycle caused by the Company's shift to selling complete solutions. In addition, orders from the Company's distributor in Japan have slowed during the current year. The Company does not have a material amount of backlog at any given time. The Company anticipates that product revenues will increase on a successive quarter basis.

         Service. Service revenues increased to $4.2 million in the third quarter of 1997 from $4.0 million in the third quarter of 1996, an increase of 5.9%. For the nine month period ended September 30, 1997 service revenues increased to $12.8 million from $11.5 million in the same period in 1996, an increase of 11.3%. The increase in service revenues was primarily due to increased maintenance fees derived from an increased customer base. The remaining increase in service revenues was attributable to an increase in application consulting services, partially offset by a decrease in training fees.

Cost of Revenues

         Cost of revenues primarily consists of consulting labor, technical support costs and the costs of material and labor involved in producing and distributing the Company's software. Cost of revenues increased to $2.4 million in the third quarter of 1997 from $1.9 million in the third quarter of 1996, an increase of 29.1%. For the nine month period ended September 30, 1997 cost of revenues increased to $7.1 million from $5.3 million in the same period of 1996, an increase of 34.3%. The increase was primarily due to an increase in the cost of service revenues, which consisted primarily of increases in consulting labor costs. Gross margin on revenues decreased to 70.5% for the third quarter of 1997 from 79.2% for the third quarter of 1996. For the first nine months of 1997, gross margin on revenues decreased to 72.6% from 80.2% in the same period in 1996. This decrease in gross margin reflected primarily a higher percentage of lower margin service revenues as a percentage of total revenues, and to a lesser extent, an increase in consulting personnel, including outside contractors, as well as an increase in technical support personnel. The Company anticipates that higher margin product revenues will increase as a percentage of total revenues, and that overall margins will increase.

Operating Expenses

         In June, 1997, the Company implemented a plan of restructuring intended to lower operating expenses in subsequent quarters by reducing its workforce by approximately 15%, closing and consolidating several field sales offices, and by consolidating office space in its corporate headquarters. At September 30, 1997, the Company had taken actions in all intended areas consistent with the restructuring plan and had incurred and charged approximately $1.3 million of costs against the restructuring liability. As a result, the Company reduced certain operating costs, including payroll and payroll related costs, building rent, and leased equipment, by approximately $1 million in the three months ended September 30, 1997 as compared to the three months ended June 30, 1997. The increases in operating expenses for the comparable nine month periods ended September 30, 1997 and 1996 occurred primarily in the first six months of those periods.

         Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and living, trade shows and seminars, advertising and promotional materials. These expenses increased to $4.5 million (55.3% of revenues) in the third quarter of 1997 from $4.3 million (48.5% of revenues) in the third quarter of 1996, an increase of 3.6%. For the nine month period ended September 30, 1997, these expenses were $14.2 million (54.7% of revenues) and $12.9 million (48.0% of revenue) for the same period in 1996, an increase of 10.4%. The increase in absolute dollars was primarily due to continued investment in the Company's global sales and marketing resources, including the opening of new sales offices in the United States and in Asia/Pacific. The increase as a percentage of total revenues was primarily due to the lower product revenues reported for the periods. While the Company plans to hire more direct sales personnel in the coming quarters, the Company expects sales and marketing expenses to decrease as a percentage of total revenues due to the reduction already taken of certain sales and marketing administrative personnel, the consolidation of certain sales offices, and other measures taken as part of the second quarter restructuring plan.

         Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased to $1.7 million (20.4% of revenues) in the third quarter of 1997 from $1.6 million (17.9% of revenues) in the third quarter of 1996, an increase of 3.6%. For the nine month period ended September 30, 1997, these expenses were $5.4 million (20.9% of revenues) as compared to $4.5 million (16.6% of revenue) in the same period in 1996, an increase of 21.7%. The increase in absolute dollars in the nine month period was primarily due to an increase through the second half of 1996 and the first half of 1997 in engineering personnel devoted to enhancements, new features, and quality assurance for the G2 product family, as well as to the development of new products. The Company achieved several major commercial releases of the Company's products in the second quarter of 1997. The increase as a percentage of total revenues was primarily due to the lower product revenues reported for the periods. The Company plans to control both hiring and overall research and development expenses relative to anticipated future revenues during the coming quarters and expects that research and development expenses will decrease as a percentage of total revenues.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased to $1.2 million (14.2% of revenues) in the third quarter of 1997 from $1.0 million (11.2% of revenues) in the third quarter of 1996, an increase of 15.9%. For the nine month period ended September 30, 1997, these expenses increased to $3.4 million (13.2% of revenues) from $2.6 million (9.9% of revenue) in the same period in 1996, an increase of 30.2%. The increase in absolute dollars was primarily due to an increase in the accounts receivable allowance, as well as to amortization of a newly implemented financial information system and costs related to being a public company, such as proxy statement preparation and shareholders' meeting expenses. The increase as a percentage of total revenues was due to the above factors as well as to the lower product revenues reported for the periods. The Company expects that these expenses will decline as a percentage of total revenues primarily due to the reduction already taken in administrative personnel, the control of hiring, the consolidation of facilities and other actions taken as part of the second quarter restructuring plan.

         Restructuring Charge (Credit). The Company recorded a restructuring credit in the third quarter of 1997 of $485,000. The restructuring credit represents the recovery, through the Company's sale of its interest in PDS, of certain assets that were included in the restructuring charge in the second quarter of 1997.

Other Income

         Other income consists primarily of interest income partially offset by foreign exchange transaction gains and losses and by Gensym's share of the net loss in PDS. Other income increased to $641,000 in the first nine months of 1997 from $389,000 in the same period of 1996. The increase was primarily due to the Company's recovery of its investment in PDS and an increase in interest income, partially offset by the Company's share of the net loss in PDS recorded in 1997. The increase in interest income was primarily due to increased balances in cash, cash equivalents and short and long-term investments, primarily as a result of proceeds from the Company's initial public offering in February 1996.

Income Taxes

         The Company generated a significant tax loss carryforward during the nine months ended September 30, 1997. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates.

Liquidity and Capital Resources

         The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investments balances. In addition, the Company has $4.5 million of equipment financed under long-term operating leases. The Company's operating lease commitments consist primarily of operating leases for the Company's facilities and computers. The Company used cash in operating activities of $2.5 million during the first nine months of 1997. Cash used in operations in the first nine months of 1997 was primarily due to the net loss, decreases in accounts payable, accrued expenses and deferred revenue, partially offset by the restructuring charge and a decrease in accounts receivable.

         At September 30, 1997, the Company had cash, cash equivalents, and short-term investments of $16.1 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper. In addition, the Company had long-term investments of $1.0 million, primarily consisting of municipal bonds with original maturity dates of greater than one year.

         At September 30, 1997, the Company expected that cash requirements to settle its restructuring obligations would be approximately $700,000. These cash requirements pertain primarily to severance and lease termination costs and are expected to be fulfilled within the next nine months. The Company believes that the settlement of its restructuring obligations will not materially impact future liquidity.

         At September 30, 1997, the Company had available a bank line of credit to borrow up to $1.0 million at an interest rate of prime. This bank line of credit will expire on May 31, 1998 and requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at September 30, 1997 and during the first nine months of 1997. There were no borrowings under the bank line of credit for the quarter ended September 30, 1997.

         Investing activities provided $911,000 during the first nine months of 1997 and utilized $6.4 million during the first nine months of 1996. During the first nine months of 1997 the sale of short-term investments provided $2.5 million, which was offset primarily by the purchase of property and equipment ($1.2 million) and the purchase of long-term investments ($300,000). The principal uses in the first nine months of 1996 were to fund the purchase of $4.4 million of short-term investments, $1.1 million of long-term investments and $1.0 million of property and equipment. The Company expects that its requirements for computers, office facilities, and office equipment will fluctuate as staffing requirements dictate and that such equipment and facilities will be available when needed.

         The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through September 30, 1998.

Certain Factors That May Affect Future Results

A number of uncertainties exist that could affect the Company's operating results, including, without limitation, the following:

     Emerging Market for Intelligent Systems. Substantially all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent systems for decision support and control. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent systems successfully nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end-users in its markets are increasingly seeking complete solutions, rather than software tools with which to develop such solutions. Meeting this demand has required the Company to modify its sales approach and increase its capabilities to deliver complete solutions. The Company is also increasingly reliant on value-added resellers and systems integrators to deliver services to implement these solutions. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to shifts in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

     Product Concentration. The Company's only current product offerings are G2, an object-oriented development and deployment environment for building intelligent systems, and software products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful product development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on the Company's business, results of operations, or financial condition.

     New Products and Rapid Technological Change. The market for the
Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Systems".

     Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, OEM's and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 26%, 28% and 36% of the Company's product revenues in 1995, 1996 and the first nine months of 1997, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 14% and 9% of the Company's product revenues in 1995, 1996 and the first nine months of 1997, respectively. The loss of one or more major third-party distributors, OEM's or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44%, 42% and 44% of total revenues in 1995, 1996, and the first nine months of 1997, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products or that compete across all of the markets the Company addresses, a number of companies offer point solution products that perform certain functions of the Company's products. Moreover, new competitors could enter the intelligent systems market, and existing competitors could expand the capabilities of their products to equal or exceed those of the Company's products. In addition, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products.

     The Company's software is integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on the Company's software.

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

     Potential for Undetected Errors. Complex software products such as those offered by the Company may contain unintended errors or failures commonly referred to as "bugs". There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although the Company has not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future that could cause delays in product introduction and shipments or require design modifications that could adversely affect the Company's business, results of operations, or financial condition.

     Dependence Upon Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. The Company relies upon a combination of trade secret, contract, copyright, patent, and trademark law to protect its proprietary rights in its products and technology. The Company enters into confidentiality and/or license agreements with its employees, third-party resellers, and end-users and limits access to and distribution of its software, documentation, and other proprietary information. In addition, the Company has placed technical inhibitors in its software that prevent such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which the Company's products are distributed. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

Dependence on Key Personnel. The Company's success depends in large part upon certain key employees, including executive officers, the loss of any of whom could have a material adverse effect on the Company. In particular, the Company has hired several new executive officers in 1997, resulting in a significant percentage of key personnel having less than one year of experience with the Company. The Company's key employees are not bound by employment agreements that require them to remain with the Company. The Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that new key personnel will integrate successfully into the senior management team. The loss of certain key employees or the Company's inability to attract and retain other qualified employees or to adequately replace key personnel who depart the Company could have a material adverse effect on the Company's business, results of operations, or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         This Item 2 contains information with respect to the use of proceeds from the Company's initial public offering of Common Stock (the "Offering").

                (1) The effective date of the Company's Registration Statement on Form S-1 (File No. 33-80727)(the "Registration Statement") relating to the Offering, for which the following use of proceeds information is being disclosed, was February 15, 1996.

                (2) The date on which the Offering commenced was February 15, 1996.

                (3)  Not applicable.

                (4)  (i)    The Offering terminated after the sale of all
                securities registered pursuant to the Registration Statement. The closing of the Offering occurred on February 22, 1996.

                     (ii)   The managing underwriters of the Offering were:

                                     Hambrecht & Quist LLC
                                     Montgomery Securities

                     (iii) The Company registered Common Stock, $.01 par value per share, pursuant to the Registration Statement

                     (iv) For the account of the Company, (a) 1,366,788 shares of Common Stock were registered pursuant to the Registration Statement, (b) the aggregate Offering price of the amount registered was $13,667,880, (c) the amount sold pursuant to the Offering was 1,366,788 shares of Common Stock and (d) the aggregate Offering price of the amount sold was $13,667,880.

                     For the accounts of the Selling Stockholders in the
                Offering, (a) 933,212 shares of Common Stock were registered pursuant to the Registration Statement, (b) the aggregate Offering price of the amount registered was $9,332,120, (c) the amount sold pursuant to the Offering was 933,212 shares of Common Stock and (d) the aggregate Offering price of the amount sold was $933,120.

                     (v) In connection with the Offering, the Company made direct or indirect payments to persons other than: directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company as follows:

                            Underwriting Discount and Commissions    $956,752
                            Expenses paid to or for Underwriters     $16,788
                            Other Expenses                           $741,948*
                            Total Expenses                           $1,715,488*

                            * Estimate

                     (vi) The net Offering proceeds to the Company after deducting the Total Expenses described in (v) above were $11,952,392.

                     (vii) From the effective date of the Registration Statement through September 30, 1997, the Company has used the net Offering proceeds to the Company as follows:

                            Investment in highly-rated money market
                             funds, government securities and
                             commercial paper                       $11,952,392

                     All of the above-listed payments were direct or indirect
                payments to persons other than; directors, officers, general partners of the Company or their associates; persons owning ten percent or more of any class of equity securities of the Company; or affiliates of the Company.

                     (viii) Not applicable.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibit Index
              Exhibit 10.1 - Sublease Agreement dated August 26, 1997 between
               Gensym Corporation and Spaulding & Slye Services Limited Partnership
              Exhibit 10.2 - Secured Promissory Note dated October 1, 1997 from
               Stephen R. Quehl to Gensym Corporation
              Exhibit 10.3 - Pledge Agreement dated October 1, 1997 between
               Gensym Corporation and
               Stephen R. Quehl
              Exhibit 11 - Computation of Net Income (Loss) Per Share
              Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed by Gensym during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GENSYM CORPORATION
                                  (Registrant)



                                          /s/ Lowell B. Hawkinson
                                          -----------------------
         Dated:  November 12, 1997            Lowell B. Hawkinson
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                          /s/ Richard M. Darer
                                          -----------------------
         Dated:  November 12, 1997            Richard M. Darer
                                          Vice President of Finance and
                                          Administration, and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)