Form 10-K405
period 1997-12-31
GENSYM CORP
filed 1998-03-20
CIK 1005387

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27696

                               ----------------

                              GENSYM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                       04-2932756
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   125 CAMBRIDGE PARK DRIVE, CAMBRIDGE, MA                       02140-2329
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                (617) 547-2500

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 10, 1998 there were 6,425,245 shares of the Registrant's Common Stock outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $23,995,542 based on the last reported sale price of the Registrant's Common Stock on the Nasdaq National Market as of the close of business on March 10, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        PART OF FORM 10-K
                  DOCUMENT                           INTO WHICH INCORPORATED
                  --------                           -----------------------
Portion of the Registrant's Proxy Statement
 for the 1998 Annual Meeting of Stockholders       Items 10, 11, 12 and 13 of
                                                     Part III

================================================================================

                               GENSYM CORPORATION

                                FORM 10-K INDEX

                                                                    PAGE NO.
                                                                    --------
                                  PART I.

Item 1.Business...................................................    3-15
Item 2.Properties.................................................      16
Item 3.Legal Proceedings..........................................      16
Item 4.Submission of Matters to a Vote of Security Holders........      16

                                 PART II.

Item 5.Market for the Registrant's Common Equity and Related
 Stockholder Matters..............................................      18
Item 6.Selected Financial Data....................................      19
Item 7.Management Discussion and Analysis of Financial Condition
              and Results of
              Operations..........................................   20-31
Item 7A.Qualitative and Quantitative Disclosures about Market
              Risk................................................      31
Item 8.Financial Statements and Supplementary Data................   32-45
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosures.........................................      46

                                 PART III

Item 10.Directors and Executive Officers of the Registrant........      46
Item 11.Executive Compensation....................................      46
Item 12.Security Ownership of Certain Beneficial Owners and
 Management.......................................................      46
Item 13.Certain Relationships and Retained Transactions...........      46

                                  PART IV

Item 14.Exhibits, Financial Statements and Reports on Form 8-K....      47
Signatures........................................................      48

                                    PART I.

ITEM 1. BUSINESS

  Gensym Corporation ("Gensym" or the "Company") is a leading supplier of software products and services for developing and deploying intelligent systems that manage and improve complex, dynamic operations. Applications built with the Company's products can be used on-line to monitor complex operations, analyze data, detect problems and opportunities, provide advice, make decisions, and take action in real time. These products are also used off-line in the design, planning, and scheduling of operations. The Company's core product, G2, and G2-based products, are sold to customers for a broad array of applications in a wide range of industries, including manufacturing, telecommunications, aerospace, transportation, and financial services.

  The Company's success in providing software to visionary partners and end-users has resulted in a broad installed base of application specific solutions that provide success references for the mainstream markets. In order to better meet the buying requirements of companies in its primary target markets, the Company underwent a major reorganization and adopted a solutions-oriented approach in the sales and marketing organizations in 1997, which required a retraining of the sales force and a major change in account structure. At the same time, the Company established three strategic business units:
Manufacturing, Communications and Advanced Systems. These business units coordinate the activities of the Company and its strategic partners to serve mainstream customers in their respective markets.

INDUSTRY BACKGROUND

  Commercial organizations today face mounting pressures in the global competitive environment. These pressures are driving organizations to increase efficiency through improved productivity and better utilization of resources to improve the quality of products and services, and respond more quickly to customer needs. Organizations must also be more flexible in their operations and bring new products and services to market faster. These challenges exist in a broad range of industries, including manufacturing, telecommunications, aerospace, transportation, financial services, and many others.

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

  In an effort to add intelligence to low level computer monitoring and process management systems, a number of software products have been developed which offer "point solutions" designed for specific purposes. Such point solutions may satisfy part of the need for effective decision support and control, but they are generally inflexible and only address specific needs. In addition, it can be difficult to integrate and maintain various point solution packages from different vendors into a complete decision support and control system. When point solutions are unavailable or inadequate, internal software development using general purpose programming tools is a common but often lengthy and costly alternative. The resulting programs typically have limited scalability and are hard to update and maintain as requirements change.

  The Company believes that intelligent systems are required for organizations to best manage and improve their complex, dynamic operations and thereby meet their competitive challenges most effectively. These systems must analyze, interpret, and act on large amounts of data by applying "knowledge" that represents the expertise and experience of the best operational personnel combined with analytical models constructed by engineers and business professionals.

THE GENSYM SOLUTION

  Gensym software products allow organizations to develop and deploy intelligent systems for superior management and improvement of their complex operations. Gensym's products include G2, the Company's core product, and a growing number of products based on G2. G2 is an object-oriented development and deployment environment used to build intelligent applications. G2 allows organizations to apply knowledge to data in order to reach conclusions, provide advice, and take actions, often in real time. G2 can follow numerous lines of reasoning based on this knowledge and analyze large amounts of data and trends concurrently. G2 maintains an understanding of the behavior of processes over time and the currency of information, both of which are important for real-time management and optimization of operations.

  Application products based on G2 augment G2's broad capabilities with additional functionality specific to such problems as fault diagnosis, process management, process optimization, process simulation, and network management. Such products are offered both by Gensym and Gensym's marketing partners.

  G2 and G2-based applications and products offer the following advantages:

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

    Functionality. G2 includes many features that facilitate intelligent management and optimization of complex, dynamic operations. G2's reasoning engines can deal with large numbers of tasks concurrently in real time, thereby providing timely attention and response to multiple simultaneous problems. G2 can apply intelligent analysis to measurements to detect abnormal behavior before alarm limits are reached. Priorities can be assigned so that execution of critical tasks will not be delayed by less critical tasks. The Company believes that G2 extends object technology beyond that generally available in other products. Objects in G2 can correspond to physical objects in the real world, such as pieces of fixed equipment, production materials, or transportation vehicles. Because G2 can model real world objects, their physical locations and interconnections, their dynamic behavior, and causal and logical relationships among them, applications built using G2 can trace the root cause of a problem or anticipate the consequences of an abnormal condition.

    Ease of Development and Maintainability. G2 provides a development environment that allows more productive development of intelligent applications than conventional programming. Development in G2 is facilitated by the use of natural language rules and procedures, which are intuitive and require less specialized training to write than functions and methods in conventional programming languages such as C, C++, and Java. A single rule or procedure can apply to multiple measurements or situations, reducing the size of an application and the time needed to build it. An application can be constructed and tested incrementally, assisted by G2's built-in simulator, allowing operational experts to modify and validate the application before it is deployed. Using Gensym's Telewindows product, individuals at multiple geographic locations can concurrently develop an application. G2's development environment can provide a significant productivity advantage over conventional programming environments, thereby substantially reducing the cost and time to deploy applications.

    Ease of Deployment and Support. G2 provides for a seamless transition from development to deployment. The customer can select the computer platform on which to deploy G2 from a broad range of workstations and personal computers. Apart from external interfaces, G2 applications are portable and can run on a variety of computer platforms without modification or recompilation. Multiple users can have concurrent, shared access to any G2 application via Telewindows or via standard Intranet browsers and Gensym's G2 WebLink product. G2 also allows interactive support of an application while it is running, avoiding system down-time. Using Telewindows, this interactive support can be done remotely over a network, reducing maintenance expense. Gensym offers a set of modules that allow G2 to interface concurrently to multiple sources of real-time data from production systems and databases, so that G2 can integrate and respond to information from many sources to manage and optimize operations in real time.

    Economic Benefits. Because Gensym products are commonly applied to complex and often mission-critical applications, the economic benefits that customers derive from G2's advantages can be substantial. From a development perspective, increases in productivity from G2 could make the difference in meeting project deadlines and budgets, and may be a key competitive differentiator in achieving time-to-market objectives and in maintaining applications over time. Once deployed, G2 applications often result in increases in production, increases in process yields, quality improvements, and waste reduction. When operational problems occur, G2 provides the intelligence for rapid problem resolution and corresponding application or service availability improvements. Economic benefits vary, but payback on investment is often achieved within the first year.

STRATEGY

  Gensym's objectives are to increase the market for intelligent systems and extend its leadership in this market. To achieve these objectives, the Company employs the following strategies:

    Extend Technological Leadership and Enhance Ease of Use. The Company plans to build upon its technology base by adding new features and functionality to its existing products and expanding its product line, particularly in the direction of industry standards and products to address common operational problems in its major markets. The Company believes that its leadership is primarily a result of its extensive set of advanced software technologies. The Company plans to continue to enhance the ease of use of its products by developing additional object libraries, application frameworks, development tools, utility components, and interfaces that support important object- and data-exchange standards.

    Focus on Key Accounts and Increase Penetration of Existing Customer
  Base. Gensym intends to continue to expand the market for intelligent systems by selling and delivering tools and solutions with and through partners to large organizations with complex operations and the potential for extensive application proliferation. The Company works in close cooperation with end-users and partners around the world in order to expand the features and capabilities of its products. After proving the effectiveness of its solutions in initial applications, Gensym and its partners promote proliferation of additional applications at additional sites within that organization and publicize those successes as references for new customers.

    Increase Worldwide Delivery Channel. The Company strives to have sales and support presence in geographic regions in which the Company believes there is significant demand for its products and services. The Company has adopted a plan to increase its sales force, primarily in the United States. Gensym has a total of 22 direct sales offices in North America, Europe, Africa, and Asia. In addition, the Company has established local distribution channels in Japan, South Africa and other international markets and has customer support service centers in North America and Europe. Gensym intends to increase sales and sales support resources significantly in its established offices.

    Expand Relationships with Marketing Partners. To encourage faster growth of the market for intelligent systems, the Company seeks to continue to form strategic relationships with systems integrators, value-added resellers, and OEMs that have experience in various targeted application markets and can build and install solutions using G2 and G2-based products. To increase partner business, the Company intends to add additional resources for channel business development and management.

    Increase Product Line Value in Target Markets. The Company has concentrated its sales of G2 and G2-based applications to customers in the manufacturing process industries including chemical, oil and gas, food and beverage and pharmaceuticals, and in telecommunications including aerospace and government. Gensym intends to penetrate these markets through the introduction of additional products that add functionality and knowledge applicable to manufacturers, communication service providers, and financial service providers. The Company plans to expand its relationship with its strategic partners to help accomplish this goal.

PRODUCTS

  Gensym sells G2 and a growing number of products used with or based on G2.

G2

  G2 is a comprehensive development and deployment environment for intelligent management and optimization of complex, dynamic operations. G2 applies knowledge that represents the experience of the best operations personnel, combined with analytical models constructed by engineers and business professionals and models derived from past performance, to real-time or model data, in order to reach conclusions, provide advice, and take real or simulated actions in a timely fashion. G2 can follow multiple lines of reasoning based on this knowledge and consider multiple problems concurrently. G2 maintains an understanding of the behavior of processes over time and the currency of information, both of which are important for real-time management of operations. G2 incorporates a broad array of integrated technologies that allow application developers to implement object-oriented applications without the need for conventional computer programming.

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

 Deployment Features

  Applications built on G2 are portable and interoperable across a number of computer platforms, so solutions can be offered on any of a wide range of platforms and later migrated to new and more powerful computers and operating systems. G2 currently runs on Intel PC's running Windows NT and on workstations from Digital Equipment Corporation, Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under Windows NT, as well as the UNIX and VMS operating systems.

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

  Through its G2 technology, G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, Telewindows and Gensym's G2 WebLink allows multiple users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PC's running Windows 95.

 Pricing

  Pricing for a G2 perpetual license starts at $36,000 for on-line development and $20,000 for the deployment version, with volume discounts to encourage large projects and product proliferation. G2 on-line development is also offered in a bundled starter kit that includes first year customer support, two weeks of application consulting services and two weeks of training.

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

  In addition to Telewindows, G2 WebLink enables users to interact with G2 applications remotely from browsers like Netscape and Microsoft Explorer. This product "web-enables" G2, that is, provides standard user access over Internet or Intranet connections.

DATA INTERFACE MODULES

  The Company and many of its marketing partners offer specific interface modules to allow on-line integration of G2 with external programs, systems, and databases. The Company offers interfaces to many standard databases such as those offered by Informix, Oracle, and Sybase. Interfaces to most popular factory control systems are available either from the Company and its partners or, in several cases, directly from the vendors of these systems.

G2-BASED PRODUCTS

  The Company also offers a number of products that are built on G2. The Company's G2-based products include the following.

 G2 Diagnostic Assistant

  G2 Diagnostic Assistant ("GDA") can be used to create diagnostic and control applications. GDA is based on functional blocks, which are graphical objects that can be selected from menus and connected to create an application. The functional blocks include logic and fuzzy logic blocks, rule blocks, statistical tests, and alarm actions. New blocks can be created by the user and added to the application to address specific needs. GDA has built-in facilities for alarm handling and explanations of diagnostic conclusions, including the capability to quantify the degree of certainty of such conclusions.

 NeurOn-Line

  NeurOn-Line allows non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for on-line, dynamic applications. NeurOn-Line can identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used on-line to compare process behavior with the model's prediction and to control processes. The development of neural network applications in NeurOn-Line is done graphically by selecting objects from menus, connecting them, and entering attribute and control information.

 ReThink

  ReThink is a software tool for the design, simulation and operational management of business processes. Using ReThink, process teams can work together to explore alternative business process designs quickly and easily on an electronic "canvas". Graphical blocks are connected to describe the sequences and interdependencies among processing tasks. ReThink brings process designs to life using computer animation, making it easy to visualize complex business processes and measure their performance. ReThink "what-if" analyses can calculate the financial and performance impact of policy and process changes. ReThink modelers draw upon G2's strength in integration, putting process models on-line to create process monitoring, executive information systems, or workflow control applications. ReThink was first released in 1996 and there are currently over 130 copies deployed.

 Operations Expert

  Operations Expert (OPEX), formerly "Fault Expert", released in early 1997, is a toolkit that helps solve network management problems, such as alarm flooding, traffic congestion, and lost connections. Operations Expert is used to filter, correlate, and prioritize alarms; recognize patterns and predict incipient failures; and diagnose problems and recommend corrective actions to operations personnel. Operations Expert augments standard network management software such as HP OpenView, DEC Polycenter and IBM NetView, adding capabilities for higher level diagnostics and rule-based reasoning.

PRODUCTS UNDER DEVELOPMENT

  The Company is presently developing new G2-related products. The products listed below are in various stages of development and pre-release and are expected to be released within the next twelve months.

 Telewindows 2

  Telewindows 2 is a new component based Graphical User Interface (GUI) for G2 that fully utilizes the native graphics capability of the client platform. This product complies with Microsoft Windows and MOTIF standards and is designed to run concurrently with the existing Telewindows product. Telewindows 2 permits a G2 client to be developed and deployed within industry standard programming environments, such as Visual Basic, Microsoft Explorer, and Netscape Navigator. It also allows G2 programming components, such as its workspaces and editors, to be presented in a standards compliant manner and supports the integration of both JavaBean and DCOM/ActiveX components into the client part of a G2 application. Telewindows 2 is installed at several beta sites, and release is anticipated in the second half of 1998.

 G2 JavaLink

  G2 JavaLink is a connectivity product that allows G2 applications to interoperate with other software components developed using the Java programming language and runtime environment. Java is an industry standard language developed by SUN Microsystems for implementing software that is highly portable across multiple platforms and operating systems. This portability is very complementary to G2's portability. Using this product, G2 applications can leverage the growing number of available libraries of Java component software. G2 Java Link is installed at several beta sites, and release is currently anticipated in the second half of 1998.

 G2 ActiveXLink

  G2 ActiveXLink is a connectivity product that allows G2 applications to interoperate with other software components developed to comply with the Microsoft DCOM/ActiveX standards. This product allows G2 applications to interoperate with such industry standard software as EXCEL, Visual Basic, and PowerPoint. Using this product, G2 applications can leverage the growing amount of available software that conforms to the Microsoft DCOM/ActiveX standards. G2 ActiveXLink is installed at several beta sites, and release is currently anticipated in the second half of 1998.

 G2 CORBALink

  G2 CORBA Link is a connectivity product that allows G2 applications to interoperate with other software components in a CORBA compliant network. CORBA (Common Object Request Broker Architecture) is an industry standard for distributed object technology endorsed by the Object Management Group (OMG). OMG membership includes IBM, SUN Microsystems, Oracle, Hewlett Packard, and Netscape. Using this product, G2 applications will be able to distribute data and request services from other CORBA compliant software in a network transparent manner. G2 CORBALink is installed at several beta sites, and the release is currently anticipated in the second half of 1998.

 G2 Agents

  G2 Agents are capabilities that allow programs, which conform to the Java standard, to operate on behalf of a G2 application. G2 Agents provide a very powerful capability to perform such services for a G2 application as monitoring and filtering data, performing intensive numerical calculations, and communicating with other environments, without the need of burdening G2 with these operations. When an agent determines that G2's intelligent reasoning capability is needed, relevant data is communicated to G2, which then performs the required actions. The G2 Agents product will allow G2 to create, monitor, and control all agents operating on its behalf. G2 Agents are currently planned to go into beta test at multiple sites in 1998.

CUSTOMERS AND APPLICATIONS

  The Company's customers include end-users, value-added resellers, systems integrators and OEMs. Many of the largest industrial corporations in the world are customers of the Company. Listed below is a sampling of the Company's customers, in their respective industries:


    AEROSPACE                             FOOD AND BEVERAGE
    Boeing                                Cargill
    Hughes Aircraft                       Nabisco
    Lockheed Martin
    NASA                                  GOVERNMENT
    Storm Control Systems                 Defence Education and Research
                                          Agency (UK)
    AUTOMOTIVE                            US Army AI Center
    Ford                                  MINING
    Nissan                                IMC-Agrico
    Toyota (Japan)                        Met-Mex Penoles (Mexico)
    CEMENT                                PHARMACEUTICAL
    Lafarge (France)                      Eli Lilly
                                          Pfizer
    CHEMICAL, OIL AND GAS
    ABB Simcon                            TELECOMMUNICATIONS
    Amoco Oil                             AT&T
    AspenTech                             Ericsson Hewlett-Packard (Sweden)
    British Petroleum                     EUMETSAT (Germany)
    Citgo Petroleum                       GTE
    Exxon Chemical                        MCI
    Lagoven (Venezuela)                   Motorola
    Foxboro Company
    ICI Chemicals (UK)                    TRANSPORTATION
    Phillips Petroleum                    Aeroport International de Lyon
    Saudi Aramco                          (France)
    Shell Expro (UK)                      Railway Ministry (Russia)
    Union Carbide                         Serco Systems (UK)
                                          US Dept. of Transportation
    FINANCIAL
    Andersen Consulting
    Fidelity Investments
    MBNA
    SWIFT (Belgium)

  The Company has sold more than 9,000 licenses for its products to over 650 industrial, service and governmental organizations in more than 40 countries. The Company's products are used internationally in a broad array of applications, including the following with industries noted:

 CITGO Petroleum Corporation--Oil and Gas

  To improve plant safety and optimize its production process to achieve greater economies of scale, CITGO Petroleum Corp. has signed a multi-refinery agreement with Gensym that provides for site-wide use of Gensym software at CITGO refineries in Corpus Christi, Texas; Lake Charles, Louisiana; and Lemont, Illinois for intelligent decision support and optimization applications. CITGO's Corpus Christi refinery was recognized by

CONTROL magazine as the 1996 Plant of the Year, based partly on its G2 applications. At its Corpus Christi plant, CITGO uses Gensym software to provide real-time, on-line standard operating procedures that enable better communication of knowledge between different operators and shifts.

 British Petroleum, Et Al--Oil and Gas

  Gensym and Gensym Solution Partner EDS have been awarded a contract to develop an oil field production management system for the Eastern Trough Area Project (ETAP) in the North Sea. A joint project of British Petroleum, Shell, Esso, Agip, Total, Murphy, and Moex, ETAP initially entails the integrated development of seven oil and gas accumulations. Gensym's G2 was chosen for the Integrated Production Management Environment (IPME) for ETAP's Central Processing Facility that will also act as an export hub for all the oil and gas produced. G2 applications are under development for an operator advisory system, a production forecasting system, and a capacity allocations system. Initial implementation is scheduled to be completed by the end of March 1998.

 Lafarge--Process/Cement

  Lafarge, the world's second largest manufacturer of cement, has G2-based intelligent systems at 35 of its 65 cement plants around the world. Lafarge started using G2 in 1992 to control its cement kilns. Combining fuzzy logic and expert system technology, its advanced kiln control applications allow Lafarge to deploy proprietary knowledge enterprise-wide and standardize control in its cement plants around the world. Lafarge has now logged more than one million hours of on-line cement kiln control using G2. These applications have helped the company optimize the cement-producing process, saving money, improving product quality, and reducing emissions. Lafarge's recent orders for G2 are for intelligent systems to control pre- and post-kiln operations, including raw material grinding and clinker grinding. The goal of the new applications is to further improve product quality and the economics of production.

 IMC-Agrico Co.--Process/Mining

  IMC-Agrico, the world-leading phosphate supplier, made an initial purchase of licenses and services for Gensym's intelligent software in 1997 as the first step in what the two companies anticipate will be a strategic technology relationship between them. Using Gensym software, IMC-Agrico is developing Web-based applications for information gathering, as well as advanced process control of its fertilizer and animal feed production. IMC-Agrico anticipates a return on its initial investment of $1 million per site in the first year.

 Nabisco Biscuit Company--Food and Beverage

  The Nabisco Biscuit Company's Atlanta bakery wanted to reduce the waste that results from products not meeting its strict quality standards. Simons Engineering, a Gensym Solution Partner, worked with Nabisco to develop Process Operator Guidelines (POG), a G2-based application that performs SCADA, statistical process control, and recipe management functions. While providing proactive process control advice to line operators, the POG system gives Nabisco real-time expert analysis, allowing bakery personnel to recognize problems quickly and respond to them intelligently. Since implementing the new system, the Atlanta bakery has achieved higher product consistency, improved product quality, and reduced product loss by two-thirds. Based on the success in Atlanta, Nabisco has introduced POG in five other facilities.

 Ericsson Hewlett-Packard Telecommunications (EHPT)--Telecommunications

  As an OEM partner for Gensym, EHPT has chosen Gensym's G2 software as the foundation for its Fault Management eXpert (FMX), an add-on to their Fault Manager product that intelligently handles network faults. Designed to improve network efficiency and service quality, FMX gives operators a way to distill network experts' knowledge and use it to automate operator tasks. By enabling routine and tedious tasks to be automated, FMX frees operators to focus on important problems, detect them sooner, solve them quickly, and thereby improve service quality.

 EUMETSAT--Telecommunications

  Comprising 17 member states, the European Organization for the Exploitation of Meteorological Satellites (EUMETSAT) was created to establish, maintain, and exploit European meteorological satellite systems. EUMETSAT is developing a new family of spacecraft, Meteosat Second Generation (MSG), which are designed to provide comprehensive weather data for European meteorologists. First launch is planned for 2000, and the completed system is designed to provide frequent and comprehensive meteorological data until at least 2012. Using Gensym's G2 software, Gensym Solution partner Science Systems is developing an intelligent system for the MSG project that will monitor and control both the MSG satellites and the ground control centers.

 Motorola Satellite Communications--Telecommunications

  Utilizing a network of 66 low earth orbit satellites linked to ground stations around the world, the IRIDIUM(R) network is a global personal communications system designed to handle voice, data, fax, and paging transmissions. IRIDIUM satellites will feature moving cells that can be shared by access providers worldwide. Motorola's Satellite Communications Group in Chandler, Arizona relies on Gensym's G2 and Fault Expert software to manage this complex network and keep it operational.

SALES AND MARKETING

  In order to reach the broadest possible market, the Company utilizes its direct sales force and over 90 selected marketing partners who have sold G2 within the last two years.

  The Company markets its products in North America, Europe, Africa, and parts of Asia through a direct sales organization composed of 35 salespersons and 21 solutions engineers as of December 31, 1997. As of December 31, 1997, the Company had nine sales offices in North America and direct sales offices in Australia, France, Germany, Italy, Japan, the Netherlands, Singapore, Sweden, Tunisia and the United Kingdom. The Company intends to significantly increase its direct sales organization. In 1995, 1996, and 1997, the Company received 44%, 42%, and 46% of its total revenues, respectively, from international operations. See Note 8 of Notes to Consolidated Financial Statements for financial information by geographic area.

  The direct sales force, supported by the Company's three strategic business units, focuses on selling to major accounts and provides face-to-face contact with customers. Solutions engineers work with the direct sales force to perform demonstrations at customer sites and to assist customers in evaluating their technical requirements and implementing G2 application prototypes. Regular seminars and workshops are hosted at the Company's larger offices to demonstrate the G2 family of products and related applications. The Company's local offices offer basic and advanced training courses that teach prospective and new customers how to build application solutions using the Company's G2 and G2 based products.

  The Company also distributes its products through a network of over 90 systems integrators and value-added resellers who are selected for their capability to add substantial value by providing end-users with focused application solutions built on G2. These systems integrators and VARs currently include organizations such as ABB, Control Software, EDS, The Foxboro Company, Science Systems, and Storm Control Systems. Product revenues from systems integrators and value-added resellers represented over 26%, 28%, and 35% of the Company's product revenues for 1995, 1996, and 1997, respectively.

  Gensym markets its products in Japan, Brazil, South Africa and certain other countries through distributors. These distributors have technical competence in the application of G2, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software and provide systems integration services. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 14%, and 8% of the Company's product revenues in 1995, 1996, and 1997, respectively.

  Gensym seeks to establish relationships with OEMs, who embed G2 as part of their products, to broaden the application of its technology and to pursue additional market segments. Gensym has established relationships with several OEMs including Ericsson Hewlett-Packard Telecommunications ("EHPT") and Motorola. EHPT has chosen Gensym's G2 software as the foundation for its Fault Management eXpert (FMX) product that intelligently handles network faults.

  The Company's marketing personnel are engaged in a variety of activities, including lead generation, seminars, trade shows, public relations, direct marketing, advertising, and promotion of customer applications for publication in industry magazines and journals. More than 300 case studies of successful G2 applications have been documented.

SERVICE AND SUPPORT

  Gensym believes that a high level of customer service and support is critical to customer satisfaction and project and application success. Most Gensym customers attend one to three weeks of training and implement their applications using the development features of Gensym software. The Company offers a regular schedule of courses in its offices in North America, Europe, and Asia/Pacific, and special on-site training courses are offered on a demand basis around the world. Direct application engineering services are available to customers around the world, to support end-users as well as Gensym marketing partners.

  The Company offers several customer service options that all include various levels of telephone support, software updates for major releases, FTP bulletin board access, membership to Gensym User Society and access to HelpLink, a workflow enabled web application that greatly enhances the service experience. The highest level of customer service support includes 24x7 callback service. Maintenance is mandatory for the first year after purchase and may be renewed in subsequent years. Gensym typically charges a percentage of the list price license fee of the underlying product for customer service and offers discounts for multiple year customer support contracts. The Company has service centers located in North America and in Europe. Service is also provided by local marketing partners in Japan and in other areas of the world.

  Gensym offers a variety of application engineering and consulting services on a fee-for-service basis. Gensym has expertise in applying its software in a variety of areas including network and systems management; manufacturing process management; process design, modeling, and simulation; pharmaceutical process design and control; water treatment; logistics; transportation; and finance. A key mission of the consulting staff is to assist partners, as well as end-users, in the successful development and deployment of intelligent systems applications based on G2. As of December 31, 1997, the Company employed a staff of 38 full-time consultants, which it supplements, when necessary, with external contractors.

  The Company offers a progressive series of introductory, intermediate and advanced training courses for customers, partners and potential users of its products. The courses are taught at the Company's corporate headquarters in Cambridge, at its worldwide sales offices and at customer locations. In 1997, more than 1,400 individuals worldwide completed courses offered by the Company.

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

  New products and enhancements to existing products are typically developed in response to discussions at user groups and customer feedback obtained by the Company's customer support personnel. New product initiatives are also taken to address targeted markets and industry standards. Recent areas of focus include conformance to Microsoft Windows and NT standards (including DCOM/ActiveX), CORBA compliance, component-based product architectures, Internet and World Wide Web technologies (standard browsers and Java/RMI), and agent-based intelligent systems.

  As of December 31, 1997, Gensym had 53 employees engaged in research and development, including software and hardware engineering, test and quality assurance and technical documentation. In 1995, 1996 and 1997, Gensym's research and development expenditures totaled $5.3 million, $6.0 million, and $7.0 million, respectively, representing 18.7%, 16.1% and 19.6% of total revenues, respectively.

COMPETITION

  The Company believes that there are no other commercially available products that offer the full range of capabilities embodied in the Company's products. While a number of software companies offer products that perform certain of the functions of G2 for specific applications, the Company believes that the Company's products offer, as a single seamlessly integrated environment, the most comprehensive set of software technologies available to build successfully a broad range of intelligent system applications. Across all of the Company's markets, competition includes "point solutions", real-time and expert system products and traditional programming or internally developed software. In addition, virtually all of the Company's customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products.

  Certain companies such as Objective Systems Integrators, Inc. and Pavilion sell "point solutions" that compete with the Company's products with respect to specific applications or uses. However, an intelligent system based on point solutions requires the integration of various software packages from different vendors, and is often difficult to maintain. Although they may provide a faster implementation, such systems may fail to provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic complex environment. Point solutions may also fail to provide the extensibility to add rules and neural networks, and may be difficult to migrate to more powerful computers.

  Several companies including Comdale Technologies and Ilog S.A. offer products with limited real-time or expert system development capabilities at lower price points than those provided by the Company. These products often require extensive programming with languages such as C or C++ for complete implementation. The Company believes that these products lack the comprehensive capabilities of its G2 environment and G2-based products, and therefore have limitations in the types of operational problems that they can address relative to G2.

  Some potential customers opt to build their own intelligent systems using traditional programming languages. These systems require that knowledge be programmed, usually at a high cost, and are typically difficult to adapt, reuse, maintain, and scale up. Building an intelligent system using traditional programming is a major effort that is often impractical-- particularly for applications that work in real time.

  The principal competitive factors in all of the Company's markets are functionality, ease of use, price, distribution capabilities, quality, performance, customer support, and availability of application software implementation services. The Company believes that its products are superior in terms of functionality, ease of use, and performance in the advanced applications that constitute the Company's principal market, and that it competes favorably on the basis of these factors. In order to maintain its competitive position, the Company must continue to enhance its existing products and introduce new products that meet evolving customer requirements. It must also maintain a valid perceived value proposition in comparison with its expert systems competitors. There is no assurance that the market position or the competitive advantages of the Company will continue. See "Certain Factors That May Affect Future Results--Competitors".

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

  Gensym, G2, NeurOn-Line and ReThink are registered trademarks of the Company. The Gensym logo, GDA, ReThink, G2 WebLink, Operations Expert and OPEX are trademarks of the Company. The Company has filed applications to register Gensym, G2, NeurOn-Line, Operations Expert and OPEX in certain foreign jurisdictions. In addition, the Company has an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

BACKLOG

  The Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

EMPLOYEES

  As of December 31, 1997, the Company had 253 full-time employees, including 91 in sales and marketing, 53 in product development, 42 in consulting services, 32 in customer support, production and licensing, and educational services, and 35 in general and administrative functions. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  The Company's headquarters and principal operations are located in a leased facility with 66,000 square feet in Cambridge, Massachusetts. In 1997 the Company signed an agreement subleasing 18,500 square feet of this space for the remainder of the lease term. The Company's lease expires on December 31, 2000 and contains a commitment to increase the amount of space to 71,000 square feet in 1999. In addition to rental expenses, the Company must also pay an allocated portion of operating expenses and taxes each year. The Company also leases sales office space in the metropolitan areas of several cities throughout North America, as well as Australia, France, Germany, Italy, Japan, the Netherlands, Singapore, Sweden, Tunisia and the United Kingdom. The Company has a European customer support and services center in Leiden, the Netherlands, where it leases over 9,000 square feet of office space. The Company's aggregate rental expense, net of rental income from sub-leases, for all facilities during 1997 was $2.8 million. Gensym believes that its existing facilities are adequate for its current needs, and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company and their respective ages as of March 10, 1998 are as follows:

   NAME                     AGE                     POSITION
   ----                     ---                     --------
   Lowell B. Hawkinson.....  55 Chairman of the Board, Chief Executive Officer,
                                 Treasurer and Secretary
   Robert L. Moore.........  55 President and Director
   Richard M. Darer........  44 Senior Vice President, Finance and
                                 Administration and Chief Financial Officer
   Stephen R. Quehl........  45 Senior Vice President, Worldwide Field
                                 Operations
   William H. Wood.........  59 Senior Vice President, Communications Business
                                 Unit and Corporate Marketing
   Troy A. Heindel.........  36 Vice President, Support Services and Chief
                                 Information Officer
   James T. Pepe...........  53 Vice President, Product Development
   Mark H. Whitworth.......  46 Vice President, Advanced Systems Business Unit

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

  Mr. Darer has served as Vice President, Finance and Administration and Chief Financial Officer since joining the Company in April 1997. From May 1996 to March 1997 he was Chief Financial Officer and Vice President of Administration at White Pine Software, Inc., a videoconferencing software products company. Mr. Darer served as Vice President, Treasurer and Controller of Sequoia Systems, Inc., a computer systems company, from January 1996 to May 1996, and Corporate Controller from July 1994 to December 1995. From 1982 to 1994, Mr. Darer held several positions in financial management at Computervision Corporation, a CAD/CAM software and services company. Mr. Darer received an M.B.A. from Harvard University, an M.S. from Northeastern University and a B.S. from the Polytechnic Institute of Brooklyn.

  Mr. Quehl has served as Senior Vice President, Worldwide Field Operations since joining the Company in October 1997. From September 1994 to August 1997 he was Senior Vice President, Americas Field Operations at Wang Software, Wang Laboratories, Inc., which later became Eastman Software, Inc., a subsidiary of Eastman Kodak. From 1989 to 1994, Mr. Quehl held several executive positions at ViewStar Corporation, a work management software and services company. His prior field operations management experience includes positions at Cullinet Software, Tominy, Inc and IBM Corporation. Mr. Quehl received a B.A. from the University of Notre Dame and an M.B.A. from Xavier University.

  Mr. Wood has served as Vice President, Communications Business Unit since March 1997. Since September 1997 he has served concurrently as Vice President of Corporate Marketing. From July 1995 through December 1996 Mr. Wood was Vice President and General Manager, North American Operations of Information Systems Management at Bull Information Systems. Mr. Wood held various senior management positions at Candle Corporation from 1984 to July 1995, where he most recently served as Vice President of Worldwide Marketing. His prior sales and marketing experience includes positions with IBM and Xerox. Mr. Wood has a B.S. in Mechanical Engineering from University of Cincinnati.

  Mr. Heindel joined the Company in 1991 as a telecommunications marketing specialist and was promoted to his current position of Vice President, Support Services and Chief Information Officer in November 1995. Prior to joining Gensym, Mr. Heindel worked at NASA's Johnson Space Center as a Space Shuttle Operations Flight Controller and Project Manager from 1985 to 1991. Mr. Heindel has a B.S. in Computational and Applied Mathematics from the University of Connecticut and an M.S. in Mathematics from the University of Houston.

  Dr. Pepe joined the Company in June 1994 as Vice President of Product Development. From 1990 to 1994, Dr. Pepe served with Digital Equipment Corporation as Group Manager for transaction processing software development. Dr. Pepe holds SB, SM, and Ph.D. degrees in mathematics from the Massachusetts Institute of Technology.

  Mr. Whitworth joined the Company in July 1992 as its Director of Consulting Services and has served as Vice President, Advanced Systems Business Unit since January 1997. From May 1995 to December 1996 Mr. Whitworth served as the Vice President of Consulting Services. Prior to joining the Company,
Mr. Whitworth was Director of Consulting Services at MainStream Software Company from 1990 to 1992. Mr. Whitworth has an A.B. in Mathematics from Colby College and an M.S. in Computer Science from the University of Oregon.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  (A) MARKET INFORMATION

  The common stock of the Company is traded on The Nasdaq Stock Market ("Nasdaq") under the symbol "GNSM". The common stock was first traded on Nasdaq on February 16, 1996. Prior to the Company's initial public offering of common stock ("the Offering") there was no established public trading market for the Company's shares of common stock.

  The table below sets forth the high and low sales prices of the Company's Common Stock in 1996 from February 16, 1996, the date of the Offering, through the end of the first quarter of 1996 and for each full quarterly period thereafter.

              1996                                                HIGH     LOW
              ----                                               ------- -------
       First quarter (from February 16, 1996)................... 19 1/2  10
       Second quarter........................................... 23 3/4  18 1/4
       Third quarter............................................ 23 3/4  18 3/4
       Fourth quarter........................................... 22 3/8   8 5/8
         1997                                                     HIGH     LOW
         ----                                                    ------- -------
       First quarter............................................ 15 1/4   7 5/8
       Second quarter...........................................  7       4 1/2
       Third quarter............................................  6       4 1/4
       Fourth quarter...........................................  7 1/4   4 9/16

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

  The number of holders of record of the Company's Common Stock at March 10, 1998 was 133. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

  (B) CHANGES IN SECURITIES AND USE OF PROCEEDS

  The following information is provided pursuant to Rule 463 under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the Company's first registration statement filed pursuant to the Securities Act, and updates the information previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997:

       Effective date of the Registration Statement:    February 15, 1996
       Securities and Exchange Commission file number:  33-80727
       Use of Proceeds:
         Working Capital                                $11,952,392

--------
Note: The information reported in this Item 5(b) assumes that the proceeds of the offering have been applied to the Company's working capital requirements since the date of the offering, before the use of any other source of cash.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated balance sheet data presented below as of December 31, 1997 and 1996, and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 1997, are derived from the Company's Consolidated Financial Statements, included elsewhere in this Annual Report which have been audited by Arthur Andersen LLP, independent public accountants (the "Consolidated Financial Statements"). The selected consolidated balance sheet data presented below as of December 31, 1995, 1994, and 1993 and the selected consolidated statement of operations data for the years ended December 31, 1994 and 1993 are derived from the Company's Consolidated Financial Statements, not included in this Annual Report on Form 10-K, all of which have been audited by Arthur Andersen LLP, independent public accountants. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

                                            YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------
                             1997         1996        1995        1994        1993
                          -----------  ----------- ----------- ----------- -----------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Revenues:
 Product................  $18,433,520  $21,358,295 $16,438,400 $11,426,593 $11,280,211
 Service................   17,075,603   15,877,240  11,702,577   8,164,778   6,470,862
                          -----------  ----------- ----------- ----------- -----------
   Total revenues.......   35,509,123   37,235,535  28,140,977  19,591,371  17,751,073
                          -----------  ----------- ----------- ----------- -----------
Cost of revenues........    9,352,348    7,385,215   5,314,654   2,823,037   2,001,077
                          -----------  ----------- ----------- ----------- -----------
Gross profit............   26,156,775   29,850,320  22,826,323  16,768,334  15,749,996
                          -----------  ----------- ----------- ----------- -----------
Operating expenses:
 Sales and marketing....   18,802,113   17,432,861  14,568,045   9,371,574   7,747,776
 Research and
  development...........    6,977,143    5,983,741   5,267,461   4,590,220   4,070,243
 General and
  administrative........    4,528,147    3,699,254   2,619,103   2,630,943   2,004,783
 Restructuring charge...    1,557,253          --          --          --          --
                          -----------  ----------- ----------- ----------- -----------
   Total operating
    expenses............   31,864,656   27,115,856  22,454,609  16,592,737  13,822,802
                          -----------  ----------- ----------- ----------- -----------
Operating income (loss).   (5,707,881)   2,734,464     371,714     175,597   1,927,194
Other income, net.......      779,118      517,758     236,030     258,077      78,223
                          -----------  ----------- ----------- ----------- -----------
Income (loss) before
 provision for income
 taxes..................   (4,928,763)   3,252,222     607,744     433,674   2,005,417
Provision for income
 taxes..................       40,000    1,204,000     411,000     302,000     772,000
                          -----------  ----------- ----------- ----------- -----------
Net income (loss).......  $(4,968,763) $ 2,048,222 $   196,744 $   131,674 $ 1,233,417
                          ===========  =========== =========== =========== ===========
Basic income (loss) per
 share(1)(2)............  $     (0.79) $      0.35 $      0.05 $      0.03 $      0.31
                          ===========  =========== =========== =========== ===========
Diluted income (loss)
 per share(1)(2)........  $     (0.79) $      0.33 $      0.04 $      0.03 $      0.26
                          ===========  =========== =========== =========== ===========
Weighted average common
 shares
 outstanding(1)(2)......    6,309,815    5,909,511   3,993,600   3,990,531   3,972,146
                          ===========  =========== =========== =========== ===========
Weighted average common
 shares outstanding
 assuming
 dilution(1)(2).........    6,309,815    6,286,170   4,762,245   4,758,411   4,746,239
                          ===========  =========== =========== =========== ===========
CONSOLIDATED BALANCE
 SHEET DATA:
Cash, cash equivalents
 and short-term
 investments............  $15,801,349  $19,589,852 $ 5,092,201 $ 6,772,671 $ 5,805,469
Working capital.........   15,148,820   20,469,778   6,176,328   6,585,277   6,542,286
Total assets............   31,517,107   36,257,621  17,846,495  14,335,231  13,189,483
Long-term obligations,
 less current portion...          --           --          --          --          --
Total stockholders'
 equity.................   19,828,365   24,068,455   8,610,577   8,360,244   8,199,878

--------
(1) Computed as described in Note 1(i) of Notes to Consolidated Financial Statements.

(2) Income (loss) per share has been restated for the effect of adopting SFAS No. 128, Earnings per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was incorporated in 1986 to provide software products for developing and deploying intelligent systems for managing and optimizing complex operations. The Company released the first version of G2, its core product, in May 1988, and since that time has introduced enhanced versions of G2 and has expanded its product line to include several G2-based application products as well as several G2 connectivity products. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

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

  During the first quarter of 1997, the Company underwent a major reorganization and adopted a solutions-oriented approach in the sales and marketing organizations to better meet the buying requirements of companies in its primary target markets. This approach required a strategic reorganization and retraining of the sales force, and a major change in sales account structure. At the same time, the Company established three strategic business units, Manufacturing, Communications, and Advanced Systems, to manage the domain-specific expertise, products, and services required to serve mainstream customers in their respective focus markets. Gensym intends to continue to expand the market for intelligent systems by selling and delivering tools and solutions with and through partners to large organizations with complex operations and the potential for extensive application proliferation.

  The strategic reorganization and retraining of the sales force extended the Company's sales cycle and resulted in lower license booking levels, especially in the United States. By the second quarter of 1997, the Company was unable to sustain profitable operations at the existing resource levels and therefore formalized a plan of restructuring intended to lower operating expenses by reducing its workforce by 15%, closing and consolidating several field sales offices, and consolidating space in its corporate headquarters. Accordingly, the Company recorded a restructuring charge of approximately $1.6 million in fiscal 1997.

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

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

                                 YEAR ENDED DECEMBER 31,
                                 --------------------------
                                  1997      1996     1995
                                 -------   -------  -------
   Revenues:
     Product...................     51.9%     57.4%    58.4%
     Service...................     48.1      42.6     41.6
                                 -------   -------  -------
       Total revenues..........    100.0     100.0    100.0
                                 -------   -------  -------
   Cost of revenues............     26.3      19.9     18.9
                                 -------   -------  -------
   Gross margin................     73.7      80.1     81.1
                                 -------   -------  -------
   Operating expenses:
     Sales and marketing.......     53.0      46.8     51.8
     Research and development..     19.6      16.1     18.7
     General and
      administrative...........     12.8       9.9      9.3
     Restructuring charge......      4.4       --       --
                                 -------   -------  -------
       Total operating
        expenses...............     89.8      72.8     79.8
                                 -------   -------  -------
   Operating income (loss).....    (16.1)      7.3      1.3
   Other income, net...........      2.2       1.4      0.9
                                 -------   -------  -------
   Income (loss) before
    provision for income taxes.    (13.9)      8.7      2.2
   Provision for income taxes..      0.1       3.2      1.5
                                 -------   -------  -------
   Net income (loss)...........    (14.0)%     5.5%     0.7%
                                 =======   =======  =======

YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

  The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of G2 and associated software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

  Total revenues were $35.5 million for the year ended December 31, 1997 as compared to $37.2 million for 1996, a decrease of $1.7 million or 4.6%. The decrease in total revenues was attributable to decreased sales of product licenses, partially offset by an increase in service revenues. International revenues accounted for 46% and 42% of total revenue in 1997 and 1996, respectively.

  Product. Product revenues decreased to $18.4 million for the year ended December 31, 1997 from $21.4 million in 1996, a decrease of 13.7%. The decrease in product revenues reflected lower bookings in 1997, which the Company believes is primarily due to the reorganization of the Company's sales force, especially in the Americas, and a longer sales cycle caused by the Company's shift to a solutions-oriented approach in the sales and marketing organizations. In addition, orders from the Company's distributor in Japan slowed considerably in the year ended December 31, 1997 as compared to 1996. The Company does not have a material amount of backlog at any given time.

  Service. Service revenues increased to $17.1 million for the year ended December 31, 1997 from $15.9 million in the same period in 1996, an increase of 7.5%. The increase in service revenues was primarily due to increased maintenance fees derived from an increased customer base. Maintenance fees increased to $8.9 million for the year ended December 31, 1997 from $7.9 million in the same period in 1996, an increase of 13.6%. Consulting revenues increased to $6.5 million for the year ended December 31, 1997 from $6.1 million in the same period in 1996, an increase of 6.2%. The Company expects to continue to expand its application consulting resources to meet the growing demand from customers and partners for a solutions-oriented approach for application design and development.

COST OF REVENUES

  Cost of revenues primarily consists of consulting labor, technical support costs and the costs of material and labor involved in producing and distributing the Company's software. Cost of revenues increased to $9.4 million in 1997 from $7.4 million in 1996, an increase of 26.6%. This increase was primarily due to an increase in consulting labor costs. Gross margin on revenues decreased to 73.7% for the year ended December 31, 1997 from 80.1% in the same period in 1996. This decrease in gross margin reflected primarily a higher percentage of lower margin service revenues as a percentage of total revenues, and to a lesser extent, an increase in consulting personnel, including outside contractors, and in technical support personnel. The Company anticipates that higher margin revenues will increase as a percentage of total revenues, and that the overall gross margin will increase.

OPERATING EXPENSES

  In June, 1997, the Company implemented a plan of restructuring intended to lower operating expenses in subsequent periods by reducing its workforce by approximately 15%, closing and consolidating several field sales offices, and consolidating office space in its corporate headquarters. At December 31, 1997, the Company had taken actions in all intended areas consistent with the restructuring plan and had charged approximately $1.1 million of costs against the restructuring liability. As a result, the Company substantially reduced certain operating costs, including payroll and payroll related costs, building rent, and leased equipment in the second half of 1997. The increases in operating expenses for the year ended December 31, 1997 as compared to 1996 occurred primarily in the first six months of those periods.

  Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 1997, these expenses increased 7.9% to $18.8 million (53.0% of total revenues) from $17.4 million (46.8% of total revenues) for the comparable period in 1996. The increase in absolute dollars was primarily a result of the continued investment in the Company's global sales and marketing resources, including the opening of new sales offices in the United States and in Asia/Pacific. The increase as a percentage of total revenues was primarily due to the lower product revenues reported in 1997 as compared to 1996. While the Company plans to hire more direct sales personnel in the coming year, the Company expects sales and marketing expenses to decrease as a percentage of total revenues due to a reduction in sales and marketing administrative personnel in the second half of 1997, the consolidation of certain sales offices, as well as to anticipated higher revenues and improved yields attributable to the strategic reorganization and retraining of the sales force.

  Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased 16.6% to $7.0 million (19.6% of total revenues) for the year ended December 31, 1997 from $6.0 million (16.1% of total revenues) for the comparable period in 1996. The increase in absolute dollars was primarily due to an increase in engineering personnel devoted to enhancements, new features, and quality assurance for the G2 product family, as well as to the development of new products. The Company achieved several major commercial releases of the Company's products in 1997. The increase as a percentage of total revenues was primarily due to the lower product revenues reported in 1997 as compared to 1996. The Company plans to control both hiring and overall research and development expenses relative to anticipated future revenues during the coming year and expects that research and development expenses will decrease as a percentage of total revenues.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, information systems, and general management, as well as legal and accounting expenses. These expenses increased 22.4% to $4.5 million (12.8% of total revenues) for the year ended December 31, 1997 from $3.7 million (9.9% of total revenues) for the comparable period in 1996. The increase in absolute dollars was primarily due to amortization of the cost of a newly implemented financial information system and costs related to being a public company, such as proxy statement preparation and shareholders' meeting expenses. The increase as a percentage of total revenues was due to the above factors as well as to the lower product revenues reported in 1997 as compared to 1996. The Company expects that these expenses will decline as a percentage of total revenues primarily due to a reduction in administrative personnel in the second half of 1997, the control of hiring, the consolidation of facilities, other actions taken in 1997 as part of the restructuring plan, and anticipated higher revenues.

  Restructuring Charge. In June 1997, the Company implemented a plan of restructuring intended to lower operating expenses in subsequent periods by reducing its workforce by approximately 15%, closing and consolidating several field sales offices, and consolidating office space in its corporate headquarters. Accordingly, the Company recorded a restructuring charge of approximately $2.0 million in the quarter ended June 30, 1997. This amount included $850,000 for estimated rent and lease termination costs for consolidating facilities and equipment, $725,000 for severance and other employee termination costs, and $425,000 for the write-off of certain assets that would provide no future benefit to the Company as a result of the restructuring plan. In the third quarter of 1997, the Company recorded a restructuring credit of $485,000 for the recovery of its investment in a joint venture, a portion of which had been written off in the previous quarter.

OTHER INCOME

  Other income consists primarily of interest income, partially offset by net foreign exchange transaction losses and by Gensym's 50% share of the net loss in a joint venture investment. For the year ended December 31, 1997, other income increased to $779,000 from $518,000 for the comparable period in 1996. In 1997, the Company sold its interest in the joint venture and recorded a benefit from the recovery of its investment. The increase in other income is primarily due to the benefit recorded in 1997, partially offset by an increase in net foreign exchange transaction losses for the year ended December 31, 1997 as compared to the same period in the prior year. The Company has historically experienced nominal net foreign exchange transaction gains or losses. Interest income was $590,000 in 1997 as compared to $608,000 in 1996.

INCOME TAXES

  The Company generated a significant tax loss carryforward during the year ended December 31, 1997. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates. See Note 4 of Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUES

  Total revenues were $37.2 million for the year ended December 31, 1996 as compared to $28.1 million in 1995, an increase of $9.1 million or 32.3%. The increase in total revenues was attributable to increased sales of both software product licenses and related services. International revenues accounted for 42% and 44% of total revenue in 1996 and 1995, respectively.

  Product. Product revenues increased to $21.4 million for the year ended December 31, 1996 from $16.4 million in 1995, an increase of 29.9%. The increase in product revenues reflected the results of earlier expansion of the Company's direct sales force, an increased number of marketing partnerships (value-added resellers, systems integrators, and distributors), and greater acceptance of G2 and G2-based products in both existing and new market segments.

  Service. Service revenues increased to $15.9 million for the year ended December 31, 1996 from $11.7 million for the same period in 1995, an increase of 35.7%. The increase in service revenues was primarily due to increased maintenance fees and application consulting. Maintenance fees increased to $7.9 million for the year ended December 31, 1996 from $6.0 million for the same period in 1995, an increase of 31.7%. The increase in maintenance fees was due to a larger customer base and increased maintenance renewals. Consulting revenues increased to $6.1 million for the year ended December 31, 1996 from $3.9 million for the same period in 1995, an increase of 55.9%. Consulting revenues as a percentage of total revenues increased to 16.3% in 1996 from 13.8% in 1995.

COST OF REVENUES

  Cost of revenues increased to $7.4 million in 1996 from $5.3 million in 1995, an increase of 39.0%. The increase was primarily due to an increase in consulting labor costs associated with providing increased consulting services. Gross margin on revenues decreased to 80.1% for the year ended December 31, 1996 from 81.1% for the same period in 1995, primarily due to a higher percentage of lower margin service revenues as a percentage of total revenues.

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

SELECTED QUARTERLY OPERATING RESULTS

  The Company's operating results have fluctuated in the past and may fluctuate significantly in the future. Because the Company ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders for software products. Accordingly, revenues from software licenses in any quarter are substantially dependent on orders for software products booked in the quarter.

  The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. Since the Company's expense levels are based in part on its expectations as to future revenues, the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, any revenue shortfalls would likely have a disproportionate adverse effect on net income.

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

                                                            QUARTER ENDED
                              ---------------------------------------------------------------------------
                              DEC. 31, SEPT. 30, JUNE 30,  MAR. 31,  DEC. 31, SEPT. 30, JUNE 30, MAR. 31,
                                1997     1997      1997      1997      1996     1996      1996     1996
                              -------- --------- --------  --------  -------- --------- -------- --------
                                                           (IN THOUSANDS)
Revenues:
  Product....................  $5,275   $ 3,889  $ 3,337   $ 5,932   $ 6,062   $4,925    $5,649   $4,723
  Service....................   4,236     4,202    4,538     4,099     4,339    3,968     3,852    3,718
                               ------   -------  -------   -------   -------   ------    ------   ------
    Total revenues...........   9,511     8,091    7,875    10,031    10,401    8,893     9,501    8,441
                               ------   -------  -------   -------   -------   ------    ------   ------
Cost of revenues.............   2,223     2,388    2,409     2,331     2,079    1,850     1,811    1,646
                               ------   -------  -------   -------   -------   ------    ------   ------
Gross margin.................   7,288     5,703    5,466     7,700     8,322    7,043     7,690    6,795
                               ------   -------  -------   -------   -------   ------    ------   ------
Operating expenses:
  Sales and marketing........   4,583     4,471    5,038     4,711     4,559    4,317     4,344    4,214
  Research and development...   1,554     1,654    1,902     1,866     1,529    1,596     1,462    1,397
  General and administrative.   1,084     1,150    1,293     1,001     1,054      992       920      732
  Restructuring charge
   (credit)..................     --       (485)   2,042       --        --       --        --       --
                               ------   -------  -------   -------   -------   ------    ------   ------
    Total operating expenses.   7,221     6,790   10,275     7,578     7,142    6,905     6,726    6,343
                               ------   -------  -------   -------   -------   ------    ------   ------
Operating income (loss)......      67    (1,087)  (4,809)      122     1,180      138       964      452
Other income, net............     137       507      150       (16)      129      173       153       63
                               ------   -------  -------   -------   -------   ------    ------   ------
Income (loss) before
 provision for income taxes..     204      (580)  (4,659)      106     1,309      311     1,117      515
Provision for income taxes...     --        --       --         40       493      115       414      182
                               ------   -------  -------   -------   -------   ------    ------   ------
Net income (loss)............  $  204   $  (580) $(4,659)  $    66   $   816   $  196    $  703   $  333
                               ======   =======  =======   =======   =======   ======    ======   ======

                                                        QUARTER ENDED
                          --------------------------------------------------------------------------
                          DEC. 31, SEPT. 30, JUNE 30,  MAR. 31, DEC. 31, SEPT. 30, JUNE 30, MAR. 31,
                            1997     1997      1997      1997     1996     1996      1996     1996
                          -------- --------- --------  -------- -------- --------- -------- --------
                                             (AS A PERCENTAGE OF TOTAL REVENUES)
Revenues:
  Product...............    55.5%     48.1%    42.4%     59.1%    58.3%     55.4%    59.5%    56.0%
  Service...............    44.5      51.9     57.6      40.9     41.7      44.6     40.5     44.0
                           -----     -----    -----     -----    -----     -----    -----    -----
    Total revenues......   100.0     100.0    100.0     100.0    100.0     100.0    100.0    100.0
                           -----     -----    -----     -----    -----     -----    -----    -----
Cost of revenues........    23.4      29.5     30.6      23.3     20.0      20.8     19.0     19.5
Gross margin............    76.6      70.5     69.4      76.7     80.0      79.2     81.0     80.5
                           -----     -----    -----     -----    -----     -----    -----    -----
Operating expenses:
  Sales and marketing...    48.2      55.3     64.0      46.9     43.8      48.5     45.7     49.9
  Research and
   development..........    16.3      20.4     24.2      18.6     14.7      17.9     15.4     16.5
  General and
   administrative.......    11.4      14.2     16.4      10.0     10.1      11.2      9.7      8.7
  Restructuring charge
   (credit).............     --       (6.0)    25.9       --       --        --       --       --
                           -----     -----    -----     -----    -----     -----    -----    -----
    Total operating
     expenses...........    75.9      83.9    130.5      75.5     68.6      77.6     70.8     75.1
                           -----     -----    -----     -----    -----     -----    -----    -----
Operating income (loss).     0.7     (13.4)   (61.1)      1.2     11.4       1.6     10.2      5.4
Other income, net.......     1.4       6.2      1.9      (0.1)     1.2       1.9      1.6      0.7
                           -----     -----    -----     -----    -----     -----    -----    -----
Income (loss) before
 provision for income
 taxes..................     2.1      (7.2)   (59.2)      1.1     12.6       3.5     11.8      6.1
Provision for income
 taxes..................     --        --       --        0.4      4.7       1.3      4.4      2.2
                           -----     -----    -----     -----    -----     -----    -----    -----
Net income (loss).......     2.1%     (7.2)%  (59.2)%     0.7%     7.9%      2.2%     7.4%     3.9%
                           =====     =====    =====     =====    =====     =====    =====    =====

LIQUIDITY AND CAPITAL RESOURCES

  The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations and its current cash and short term investment balances. In addition, the Company has $4.0 million of equipment under operating lease arrangements. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computers. The Company used $2.9 million in cash for operations for the year ended December 31, 1997, generated $3.9 million in cash from operations in 1996 and used $131,000 in cash for operations in 1995. Cash used for operations in 1997 was primarily due to the net loss, and decreases in accounts payable and accrued expenses, partially offset by the restructuring charge and a decrease in accounts receivable.

  At December 31, 1997, the Company had cash, cash equivalents, and short-term investments of $15.8 million. The Company regularly invests excess funds in highly rated money market funds, government securities, and commercial paper. In addition, the Company had long-term investments of $1.0 million, primarily consisting of municipal bonds with maturity dates of greater than one year. The Company received $1.1 million in 1997 through the exercise of stock options and the sale of shares through the employee stock purchase plan.

  At December 31, 1997, the Company had available a bank line of credit allowing for borrowings up to $1.0 million and providing for interest at the prime rate. This bank line of credit will expire on May 31, 1998 and requires the Company to comply with certain financial ratios, including minimum levels of net worth and profitability. The Company obtained a waiver from the bank with respect to the Company's failure to satisfy the profitability covenant as of December 31, 1997. There were no borrowings under the bank line of credit for the year ended December 31, 1997.

  Investing activities provided cash of $1.5 million in 1997, and utilized cash of $7.2 million and $4.6 million for the years ended 1996 and 1995, respectively. In 1997, the sales of short-term investments provided
$3.1 million, which was offset primarily by the purchases of property and equipment ($1.2 million) and the purchases of long-term investments ($300,000). The Company expects that its requirements for computers, office facilities, and office equipment in 1998 will be below that of fiscal 1997 and that such equipment and facilities will be available when needed.

  At December 31, 1997, the Company estimated that the cash requirement to settle its remaining restructuring obligations would be approximately $490,000. These cash requirements pertain primarily to lease termination costs and are expected to be substantially fulfilled within the first half of 1998. The Company believes that the settlement of its restructuring obligations will not materially impact future liquidity.

  The Company believes that the available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share, which the Company adopted during the year. Under SFAS No. 128, the Company is required to present both basic earnings per share and diluted earnings per share. See Note 1(i) of Notes to Consolidated Financial Statements.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. The Company intends to adopt this pronouncement in fiscal 1998, as required by SOP 97-2. The Company believes that its current revenue recognition practices are consistent with those required by SOP 97-2.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  A number of uncertainties exist that could affect the Company's operating results, including, without limitation, the following:

  Emerging Market for Intelligent Systems. Substantially all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent systems for decision support and control. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent systems successfully nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end-users in its markets are increasingly seeking complete solutions, rather than software tools with which to develop such solutions. Meeting this demand has required the Company to modify its sales approach. The Company is also increasingly reliant on value-added resellers and systems integrators to deliver services to implement these solutions. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to shifts in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

  Dependence Upon Development of Sales and Marketing Force. The Company's future success will depend, in part, upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that the Company's investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. The Company's inability to manage its sales and marketing force effectively could have a material adverse effect on the Company's business, operating results and financial condition.

  Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. The Company has, on occasion, recorded quarterly losses, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, the Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. The Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

  Product Concentration. The Company's only current product offerings are G2, an object-oriented development and deployment environment for building intelligent systems, and software application products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful product development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on the Company's business, results of operations, or financial condition.

  New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company anticipates releasing new client access and object exchange products in the second half of 1998. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Systems".

  Migration to Microsoft Windows and Object Exchange Standards. The Company believes that operating systems similar to Microsoft Windows, due to their interoperability and customization capabilities, are increasingly the preferred choice of many of its customers. This is also a factor in gaining wider customer penetration. The Company is developing its next client access product to be fully Microsoft Windows and MOTIF compliant. There can be no assurance that the Company will be successful in developing this new product. Any delay or failure to bring this product to market could affect the Company's competitive position or limit its growth opportunities.

  Reliance Upon Indirect Distribution Channels. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 26%, 28% and 35% of the Company's product revenues in 1995, 1996 and 1997, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 14% and 8% of the Company's product revenues in 1995, 1996 and 1997, respectively. The loss of one or more major third-party distributors, OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

  Risks Associated With International Operations. The Company's international revenues represented 44%, 42% and 46% of total revenues in 1995, 1996, and 1997, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

  Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products, a number of companies offer products that perform certain functions of G2 for specific applications. Moreover, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products. In all of the Company's markets, competition includes "point solutions", real-time and expert system products and internally developed software.

  Certain companies such as Objective Systems Integrators, Inc. and Pavilion sell "point solutions" that compete with the Company's products with respect to specific applications or uses. In addition, the Company's software is integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on the Company's software.

  Several companies including Comdale Technologies and Ilog S.A. offer products with limited real-time or expert system development capabilities at lower price points than those provided by the Company. These products often require extensive programming with languages such as C or C++ for complete implementation. Although the Company believes that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than the Company and might introduce new or improved products to compete with G2, possibly at lower prices.

  Many of the Company's customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use the Company's products. There is no assurance that the Company can successfully persuade development personnel within these customers' organizations to use G2-based products that can cost effectively compete with their internally developed products. This would reduce the need for the Company's products and services and limit future opportunities for the Company.

  The Company believes that continued investment in research and development and sales and marketing will be required to maintain its competitive position. There can be no assurance that competitors will not develop products or provide services that are superior to the Company's products or services or achieve greater market acceptance. Competitive pressures faced by the Company could force the Company to reduce its prices, which could result in reduced profitability. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that such competition will not have a material adverse effect on the Company's business, results of operations, or financial condition.

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

  Dependence on Key Personnel. The Company's success depends in large part upon certain key employees, including its executive officers, the loss of any of whom could have a material adverse effect on the Company. In particular, the Company hired three new executive officers in 1997, resulting in a significant percentage of key personnel having less than one year of experience with the Company. The Company's key employees are not bound by employment agreements that require them to remain with the Company. The Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that new key personnel will integrate successfully into the senior management team. The loss of certain key employees or the Company's inability to attract and retain other qualified employees or to adequately replace key personnel who depart the Company could have a material adverse effect on the Company's business, results of operations, or financial condition.

  Year 2000 Compliance. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third party equipment and software that may not be Year 2000 compliant. Failure of such third party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse affect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      GENSYM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents.......................... $10,958,102  $11,678,903
  Short-term investments.............................   4,843,247    7,910,949
  Accounts receivable, less reserves of $354,000 in
   1997 and $453,000 in 1996.........................   8,310,838    9,735,914
  Prepaid expenses...................................   1,565,099    1,754,309
  Deferred income taxes..............................   1,160,276    1,578,869
                                                      -----------  -----------
    Total current assets.............................  26,837,562   32,658,944
                                                      -----------  -----------
Property and Equipment, at cost
  Computer equipment and software....................   7,373,221    6,749,039
  Furniture and fixtures.............................   1,697,510    1,540,013
  Leasehold improvements.............................     407,247      322,797
                                                      -----------  -----------
                                                        9,477,978    8,611,849
Less accumulated depreciation and amortization.......  (7,093,939)  (5,970,845)
                                                      -----------  -----------
                                                        2,384,039    2,641,004
                                                      -----------  -----------
Long-term investments................................   1,040,855      742,175
Long-term deferred income taxes......................   1,000,000          --
Deposits and other assets............................     254,651      215,498
                                                      -----------  -----------
                                                      $31,517,107  $36,257,621
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................... $   914,002  $ 1,262,273
  Accrued expenses...................................   4,975,813    5,109,359
  Deferred revenue...................................   5,798,927    5,817,534
                                                      -----------  -----------
Total current liabilities............................  11,688,742   12,189,166
                                                      -----------  -----------
Commitments (Note 5)
Stockholders' Equity:
  Preferred stock, authorized--2,000,000 shares......         --           --
  Common stock, $.01 par value Authorized--20,000,000
   shares
  Issued and outstanding--6,409,397 shares in 1997
   and 6,190,317 in 1996.............................      64,094       61,903
  Capital in excess of par value.....................  19,940,717   18,727,438
  Retained earnings..................................     386,878    5,355,641
  Cumulative translation adjustment..................    (563,324)     (76,527)
                                                      -----------  -----------
    Total stockholders' equity.......................  19,828,365   24,068,455
                                                      -----------  -----------
                                                      $31,517,107  $36,257,621
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  -----------
REVENUES:
  Product................................  $18,433,520  $21,358,295  $16,438,400
  Service................................   17,075,603   15,877,240   11,702,577
                                           -----------  -----------  -----------
    Total revenues.......................   35,509,123   37,235,535   28,140,977
                                           -----------  -----------  -----------
COST OF REVENUES.........................    9,352,348    7,385,215    5,314,654
                                           -----------  -----------  -----------
Gross profit.............................   26,156,775   29,850,320   22,826,323
                                           -----------  -----------  -----------
OPERATING EXPENSES:
  Sales and marketing....................   18,802,113   17,432,861   14,568,045
  Research and development...............    6,977,143    5,983,741    5,267,461
  General and administrative.............    4,528,147    3,699,254    2,619,103
  Restructuring charge...................    1,557,253          --           --
                                           -----------  -----------  -----------
    Total operating expenses.............   31,864,656   27,115,856   22,454,609
                                           -----------  -----------  -----------
Operating income (loss)..................   (5,707,881)   2,734,464      371,714
OTHER INCOME:
  Interest income........................      590,659      607,761      220,493
  Other income (expense).................      188,459      (90,003)      15,537
                                           -----------  -----------  -----------
    Total other income, net..............      779,118      517,758      236,030
                                           -----------  -----------  -----------
Income (loss) before provision for income
 taxes...................................   (4,928,763)   3,252,222      607,744
PROVISION FOR INCOME TAXES...............       40,000    1,204,000      411,000
                                           -----------  -----------  -----------
Net income (loss)........................  $(4,968,763) $ 2,048,222  $   196,744
                                           ===========  ===========  ===========
Basic income (loss) per share............  $     (0.79) $      0.35  $      0.05
                                           ===========  ===========  ===========
Diluted income (loss) per share..........  $     (0.79) $      0.33  $      0.04
                                           ===========  ===========  ===========
Weighted average common shares
 outstanding.............................    6,309,815    5,909,511    3,993,600
                                           ===========  ===========  ===========
Weighted average common shares outstand-
 ing assuming dilution...................    6,309,815    6,286,170    4,762,245
                                           ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              SERIES A            SERIES B
                            CONVERTIBLE         CONVERTIBLE
                          PREFERRED STOCK     PREFERRED STOCK        COMMON STOCK
                         ------------------- -------------------  -------------------
                          NUMBER              NUMBER
                            OF       $0.10      OF       $0.10    NUMBER OF   $0.01
                          SHARES   PAR VALUE  SHARES   PAR VALUE   SHARES   PAR VALUE
                         --------  --------- --------  ---------  --------- ---------
BALANCE, DECEMBER 31,
 1994...................  300,000   $30,000   353,460  $ 35,346   3,993,600  $39,936
  Exercise of stock
   options..............      --        --        --        --        7,400       74
  Translation
   adjustment...........      --        --        --        --          --       --
  Net income............      --        --        --        --          --       --
BALANCE, DECEMBER 31,
 1995...................  300,000    30,000   353,460    35,346   4,001,000   40,010
  Conversion of Series A
   convertible preferred
   stock into common
   stock................ (300,000)  (30,000)      --        --      300,000    3,000
  Conversion of Series B
   convertible preferred
   stock into common
   stock................      --        --   (353,460)  (35,346)    353,460    3,534
  Issuance of common
   stock from Initial
   Public Offering, net
   of issuance costs of
   $758,737.............      --        --        --        --    1,366,788   13,668
  Exercise of stock
   options..............      --        --        --        --      134,900    1,349
  Issuance of common
   stock under Employee
   Stock Purchase Plan
   (ESPP)...............      --        --        --        --       34,169      342
  Tax benefit from
   exercise of incentive
   stock options and
   shares purchased
   under ESPP...........      --        --        --        --          --       --
  Translation
   adjustment...........      --        --        --        --          --       --
    Net income..........      --        --        --        --          --       --
                         --------   -------  --------  --------   ---------  -------
BALANCE, DECEMBER 31,
 1996...................      --        --        --        --    6,190,317   61,903
  Exercise of stock
   options..............      --        --        --        --       91,170      912
  Issuance of common
   stock under ESPP.....      --        --        --        --      127,910    1,279
  Translation
   adjustment...........      --        --        --        --          --       --
  Tax benefit from
   exercise of incentive
   stock options and
   shares purchased
   under ESPP...........      --        --        --        --          --       --
  Net loss..............      --        --        --        --          --       --
                         --------   -------  --------  --------   ---------  -------
BALANCE, DECEMBER 31,
 1997...................      --        --        --        --    6,409,397  $64,094
                         ========   =======  ========  ========   =========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES

                              CAPITAL IN              CUMULATIVE      TOTAL
                               EXCESS OF   RETAINED   TRANSLATION STOCKHOLDERS'
                               PAR VALUE   EARNINGS   ADJUSTMENT     EQUITY
                              ----------- ----------  ----------- -------------
BALANCE, DECEMBER 31, 1994... $ 5,204,989 $3,110,675   $ (60,702)  $ 8,360,244
  Exercise of stock options..      28,966        --          --         29,040
  Translation adjustment.....         --         --       24,549        24,549
  Net income.................         --     196,744         --        196,744
                              ----------- ----------   ---------   -----------
BALANCE, DECEMBER 31, 1995...   5,233,955  3,307,419     (36,153)    8,610,577
  Conversion of Series A
   convertible preferred
   stock into common stock...      27,000        --          --            --
  Conversion of Series B
   convertible preferred
   stock into common stock...      31,812        --          --            --
  Issuance of common stock
   from Initial Public
   Offering, net of issuance
   costs of $758,737.........  11,938,723        --          --     11,952,391
  Exercise of stock options..     611,541        --          --        612,890
  Issuance of common stock
   under Employee Stock
   Purchase Plan (ESPP)......     326,407        --          --        326,749
  Tax benefit from exercise
   of incentive stock options
   and shares purchased under
   ESPP......................     558,000        --          --        558,000
  Translation adjustment.....         --         --      (40,374)      (40,374)
  Net income.................         --   2,048,222         --      2,048,222
                              ----------- ----------   ---------   -----------
BALANCE, DECEMBER 31, 1996...  18,727,438 $5,355,641     (76,527)   24,068,455
  Exercise of stock options..     500,039        --          --        500,951
  Issuance of common stock
   under ESPP................     631,833        --          --        633,112
  Translation adjustment.....         --         --     (486,797)     (486,797)
  Tax benefit from exercise
   of incentive stock options
   and shares purchased under
   ESPP......................      81,407        --          --         81,407
  Net loss...................         --  (4,968,763)        --     (4,968,763)
                              ----------- ----------   ---------   -----------
BALANCE, DECEMBER 31, 1997... $19,940,717 $  386,878   $(563,324)  $19,828,365
                              =========== ==========   =========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1997         1996         1995
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................  $(4,968,763) $ 2,048,222  $   196,744
Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization........    1,147,112    1,087,658      959,109
  Deferred income taxes................     (500,000)    (637,325)    (724,788)
  Restructuring charge.................      842,251          --           --
  Changes in assets and liabilities:
    Accounts receivable................    1,375,274   (1,481,427)  (3,113,369)
    Prepaid expenses...................       15,845     (691,719)    (659,872)
    Accounts payable...................     (314,597)     242,060      414,545
    Accrued expenses...................     (490,261)   1,902,329    1,920,121
    Deferred revenue...................      (10,556)   1,398,857      876,153
                                         -----------  -----------  -----------
    Net cash provided by (used in)
     operating activities..............   (2,903,695)   3,868,655     (131,357)
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of short-term
   investments.........................    3,067,702   (4,945,007)  (2,965,942)
  Purchases of long-term investments...     (298,680)    (742,175)         --
  Purchases of property and equipment..   (1,187,042)  (1,562,217)  (1,610,019)
  Decrease (increase) in deposits and
   other assets........................      (80,330)      37,391       (4,307)
                                         -----------  -----------  -----------
    Net cash provided by (used in)
     investing activities..............    1,501,650   (7,212,008)  (4,580,268)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock
   options.............................      500,951      612,890       29,040
  Proceeds from issuance of common
   stock under employee stock purchase
   plan................................      633,112      326,749          --
  Proceeds from initial public
   offering, net of issuance costs.....          --    11,952,391          --
                                         -----------  -----------  -----------
    Net cash provided by financing
     activities........................    1,134,063   12,892,030       29,040
                                         -----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH..................................     (452,819)       3,967       36,173
                                         -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................     (720,801)   9,552,644   (4,646,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD................................   11,678,903    2,126,259    6,772,671
                                         -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD................................  $10,958,102  $11,678,903  $ 2,126,259
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for--
    Income taxes.......................  $   445,242  $   608,805  $   586,801
                                         ===========  ===========  ===========
    Interest...........................  $       --   $       --   $    10,032
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

  The Company is a leading supplier of software products and services for developing and deploying intelligent systems that manage and improve complex, dynamic operations for a broad range of industrial, scientific, commercial, and government applications.

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

  (B) CASH EQUIVALENTS AND INVESTMENTS

  The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at December 31, 1997. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of December 31, 1997 consist of municipal bonds with original maturity dates greater than three months that mature within one year. Long-term investments held as of December 31, 1997 consist of municipal bonds with maturity dates of greater than one year.

  (C) DEPRECIATION AND AMORTIZATION

  The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                                   ESTIMATED
       ASSET CLASSIFICATION                                       USEFUL LIVES
       --------------------                                      --------------
       Computer equipment and software..........................  3 Years
       Furniture and fixtures...................................  5 Years
       Leasehold improvements...................................  Life of lease

  (D) REVENUE RECOGNITION

  Product revenues are recognized upon shipment or upon the completion of all significant obligations by the Company, whichever is later. Revenue from the sale of multicopy licenses is recognized upon the shipment of the product master or the first copy of the software product if the product master is not to be delivered. The Company recognizes service revenues from consulting and training upon performance of the services. Software maintenance fees are recognized as revenue ratably over the period to which they relate. Deferred revenue represents primarily advance billings for software services, which include maintenance, consulting, training and license prepayment fees.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. The Company intends to adopt this pronouncement in fiscal 1998, as required by SOP 97-2. The Company believes that its current revenue recognition practices are consistent with those required by SOP 97-2.

  (E) RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

  In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various

                      GENSYM CORPORATION AND SUBSIDIARIES
products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine technological feasibility until the development phase of the project is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

  (F) FOREIGN CURRENCY TRANSLATION

  Assets and liabilities of the foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. In accordance with SFAS No. 52, assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. Gains and losses arising from translation are accumulated as a separate component of stockholders' equity. Gains and losses arising from transactions denominated in foreign currencies are included in other income and were not material for the periods presented.

  (G) RETIREMENT PLAN

  Effective January 1997, the Company amended the Gensym Corporation 401(k) Plan (the "Plan") to allow for employer matching contributions. The Company has elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee's compensation (as defined) contributed to the Plan as an elective deferral. The Company's contributions to the Plan were $314,000 for the year ended December 31, 1997. There were no contributions for the years ended December 31, 1996 or 1995.

  (H) CONCENTRATION OF CREDIT RISK

  SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments in highly rated institutions. No single customer accounted for greater than 10% of total revenues or represented a significant credit risk to the Company in either 1997 or 1996. As of December 31, 1997, no single customer accounted for greater than 10% of accounts receivable. As of December 31, 1996, one customer accounted for approximately 12% of accounts receivable. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

  (I) INCOME (LOSS) PER SHARE

  During the year, the Company adopted SFAS No. 128, Earnings per Share. As a result, all previous reported earnings per share have been restated. Basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share was computed using the weighted average number of common and common equivalent shares outstanding during the periods in accordance with the treasury stock method. For the year ended December 31, 1997, the computation for diluted loss per share excludes the effect of 81,872 shares issuable from assumed exercise of options, as their effect would be antidilutive. For the year ended December 31, 1995, the computation for diluted income per share assumes that all series of Convertible Preferred Stock had been converted to common stock as of the original issuance dates.

                      GENSYM CORPORATION AND SUBSIDIARIES

  Basic and diluted income (loss) per share were calculated as follows:

                                                1997         1996       1995
                                             -----------  ---------- ----------
BASIC
Net income (loss)........................... $(4,968,763) $2,048,222 $  196,744
                                             -----------  ---------- ----------
Weighted average common shares outstanding..   6,309,815   5,909,511  3,993,600
                                             -----------  ---------- ----------
Basic income (loss) per share............... $     (0.79) $     0.35 $     0.05
                                             ===========  ========== ==========
DILUTED
Net income (loss)........................... $(4,968,763) $2,048,222 $  196,744
                                             -----------  ---------- ----------
Weighted average common shares outstanding..   6,309,815   5,909,511  3,993,600
Effect of:
  Assumed exercise of stock options.........         --      376,659    115,185
  Assumed conversion of convertible
   preferred stock..........................         --          --     653,460
                                             -----------  ---------- ----------
Weighted average common shares outstanding,
 assuming dilution..........................   6,309,815   6,286,170  4,762,245
                                             -----------  ---------- ----------
Diluted income (loss) per share............. $     (0.79) $     0.33 $     0.04
                                             ===========  ========== ==========

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

(2) LINE OF CREDIT

  The Company has a working capital line of credit with a bank under which borrowings and/or letters of credit are limited to $1,000,000. The line of credit is unsecured, and borrowings bear interest at the prime rate (8.5% as of December 31, 1997). The line of credit expires on May 31, 1998. As of December 31, 1997 there were no borrowings outstanding under the line of credit. Under this credit facility, the Company is required to comply with certain financial ratios, including minimum levels of net worth and profitability. The Company obtained a waiver from the bank with respect to the Company's failure to satisfy the profitability covenant as of December 31, 1997.

(3) STOCKHOLDERS' EQUITY

  (A) INITIAL PUBLIC OFFERING

  In February 1996, the Company sold, through an underwritten public offering, 1,200,000 shares of its common stock at $10 per share. Also in February 1996, the Company sold an additional 166,788 shares, at $10 per share, pursuant to an underwriters' over-allotment provision. The Company received proceeds of $11,952,381 from its initial public offering which are net of issuance costs of $758,737.

  (B) COMMON STOCK

  On January 16, 1996, the stockholders increased the Company's authorized capitalization to 20,000,000 shares of common stock and 2,000,000 shares of preferred stock.

                      GENSYM CORPORATION AND SUBSIDIARIES

  (C) SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

  The Series A and Series B convertible preferred stock were converted into common shares upon the closing of the Company's initial public offering in February 1996.

  (D) STOCK OPTION PLANS

  Through December 31, 1997, the Company maintained four stock option plans. The Board of Directors has resolved not to grant any more options under the 1987 Stock Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options. The Company is authorized to award up to 534,850 stock options under this plan. The 1997 Stock Option Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. The Company is authorized to award up to 500,000 stock options under this plan. Under these plans, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value, as determined by the Board of Directors. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to operations over the vesting period of such options. The terms of exercise of options granted under these plans are determined by the Board of Directors. Incentive stock options expire no later than 10 years after the date of grant.

  The 1995 Director Stock Option Plan (the "Director Plan") was approved by the stockholders in January 1996 and amended in May 1997. The Director Plan provides for the grant of options to purchase a maximum of 100,000 shares of common stock of the Company to non-employee directors of the Company. Upon completion of the Company's initial public offering of the Company's common stock, each non-employee director was granted an option under the Director Plan to purchase 2,000 shares of common stock at the initial public offering price. On June 30 of each year, beginning in 1997, each non-employee director will be granted an option to purchase 3,000 shares of common stock at an exercise price equal to the last reported sale price of the Company's common stock on the Nasdaq National Market on the date of grant. Such options vest in equal portions over a five year period and expire 10 years from the date of grant.

  The following schedule summarizes the stock option activity under all four option plans for the three years ended December 31, 1997:

                                              NUMBER
                                                OF     OPTION PRICE  WTD. AVG.
                                              SHARES    PER SHARE   OPTION PRICE
                                             --------  ------------ ------------
Outstanding at December 31, 1994............  477,100  $ 1.60-$7.50    $ 5.71
Granted.....................................  227,750          7.50      7.50
Exercised...................................   (7,400)    3.00-7.50      3.95
Canceled....................................  (35,600)    3.00-7.50      6.93
                                             --------  ------------    ------
Outstanding at December 31, 1995............  661,850     1.60-7.50      6.30
Granted.....................................  251,000   10.00-21.25     17.49
Exercised................................... (134,900)    1.60-7.50      4.54
Canceled.................................... (193,890)   7.50-21.25     14.20
                                             --------  ------------    ------
Outstanding at December 31, 1996............  584,060    1.60-20.00      8.73
Granted.....................................  572,620    4.50-11.75      6.08
Exercised...................................  (91,170)    1.60-7.50      5.49
Canceled.................................... (245,730)   4.88-20.00     10.71
                                             --------  ------------    ------
Outstanding at December 31, 1997............  819,780  $1.60-$20.00    $ 6.65
                                             ========  ============    ======
Exercisable at December 31, 1997............  179,140  $1.60-$20.00    $ 6.84
                                             ========  ============    ======

                      GENSYM CORPORATION AND SUBSIDIARIES

  The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of up to a total of 200,000 shares of common stock to participating employees.

  All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period (Offering Period) for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the common stock on either the first day or the last day of the Offering Period, whichever is lower. The Compensation Committee of the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company had sold 162,079 shares as of December 31, 1997. As of December 31, 1997, 37,921 shares of common stock were available for future sale under the Purchase Plan.

  (E) STOCK-BASED COMPENSATION

  The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the years ended December 31, 1997 and 1996 using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

                                                              1997       1996
                                                           ---------- ----------
   Risk-free interest rate................................ 5.46-6.71% 5.47-6.88%
   Expected dividend yield................................          0          0
   Expected lives of option grants........................  6.5 Years  6.5 Years
   Expected volatility....................................        63%        65%

  For the purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and Purchase Plan shares been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the effect would have been as follows:

                                                           1997         1996
                                                        -----------  ----------
   Net income (loss) as reported....................... $(4,968,763) $2,048,222
   Pro forma net income (loss) as adjusted.............  (5,615,312)  1,736,170
   Diluted income (loss) per share as reported......... $     (0.79) $     0.33
   Pro forma diluted income (loss) per share as
    adjusted........................................... $     (0.95) $     0.28

  The estimated weighted average fair value of options granted during 1997 and 1996 was $3.95 and $8.48 per share, respectively. The estimated weighted average fair value of grants made under the Purchase Plan during 1997 and 1996 was $1.99 and $3.97, respectively, computed using the assumptions described above with an expected life of six months for the option feature present in the Purchase Plan awards. At December 31, 1997, the weighted average remaining life of outstanding stock options was 7.32 years.

                      GENSYM CORPORATION AND SUBSIDIARIES

(4) INCOME TAXES

  The components of the provision for income taxes for the three years ended December 31, 1997 are as follows:

                                               1997         1996        1995
                                            -----------  ----------  ----------
   Federal
     Current............................... $   (90,638) $  758,694  $   25,000
     Deferred..............................  (2,221,471)   (122,463)   (565,400)
                                            -----------  ----------  ----------
                                             (2,312,109)    636,231    (540,400)
                                            -----------  ----------  ----------
   State
     Current...............................       6,428     252,898         --
     Deferred..............................     (27,620)    (40,821)    (23,439)
                                            -----------  ----------  ----------
                                                (21,192)    212,077     (23,439)
                                            -----------  ----------  ----------
   Foreign
     Withholding...........................     181,617     443,000     386,541
     Income................................     524,000     386,733     751,109
                                            -----------  ----------  ----------
                                                705,617     829,733   1,137,650
                                            -----------  ----------  ----------
   Change in Valuation Allowance...........   1,667,684    (474,041)   (162,811)
                                            -----------  ----------  ----------
                                            $    40,000  $1,204,000  $  411,000
                                            ===========  ==========  ==========

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

  The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                            1997         1996
                                                         -----------  ----------
   Net operating loss carryforward...................... $ 2,138,450  $   47,153
   Research and development tax credit carryforward.....     715,871     697,889
   Depreciation.........................................     136,500      58,500
   Deferred revenue.....................................     451,984     220,350
   Other temporary differences..........................     385,155     554,977
                                                         -----------  ----------
                                                           3,827,960   1,578,869
   Valuation allowance..................................  (1,667,684)        --
                                                         -----------  ----------
   Net deferred tax asset............................... $ 2,160,276  $1,578,869
                                                         ===========  ==========

  The net operating loss carryforwards expire on various dates through 2012 and are subject to review and possible adjustment by the Internal Revenue Service.

  The Internal Revenue Code contains provisions that may limit the net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period. In the event that the Company has had a change in ownership, as defined, utilization of the carryforwards may be restricted.

  The Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized.

                      GENSYM CORPORATION AND SUBSIDIARIES

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                           1997    1996   1995
                                                           -----   -----  -----
       Provision at federal statutory rate................ (34.0)%  34.0%  34.0%
       State income tax, net of federal benefits..........  (0.3)    4.3   (2.5)
       Foreign income and withholding taxes...............   6.6    19.6   82.3
       Change in valuation allowance......................  33.8   (14.6) (26.8)
       Utilization of tax credits.........................  (0.4)   (9.5) (16.4)
       Other, net.........................................  (4.9)    3.2   (3.0)
                                                           -----   -----  -----
                                                             0.8 %  37.0%  67.6%
                                                           =====   =====  =====

(5) COMMITMENTS

  The Company leases its facilities and certain equipment under operating leases. The future minimum annual payments under these leases at December 31, 1997 are as follows:

       YEAR                                                             AMOUNT
       ----                                                           ----------
       1998.......................................................... $2,876,000
       1999..........................................................  2,487,000
       2000..........................................................  1,867,000
       2001..........................................................    557,000
       2002..........................................................    233,000
       Thereafter....................................................    152,000
                                                                      ----------
                                                                      $8,172,000
                                                                      ==========

  Expenses recorded by the Company under the above leases, net of rental income from sub-leases, for the three years ended December 31, 1997, 1996 and 1995 were approximately $3,834,000, $3,102,000, and $2,226,000, respectively.

(6) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                             1997       1996
                                                          ---------- ----------
       Accrued payroll and related expenses.............. $1,033,397 $1,273,115
       Accrued commissions...............................    800,000  1,001,359
       Other accrued expenses............................  3,142,416  2,834,885
                                                          ---------- ----------
                                                          $4,975,813 $5,109,359
                                                          ========== ==========

(7) RESTRUCTURING CHARGE

  During the second quarter of 1997, the Company recorded a charge of $2.0 million for restructuring costs associated with the reduction of its workforce, closing and consolidation of several field sales offices and consolidation of office space in its corporate headquarters. The charge included accruals for rent and lease termination costs, severance and other employee termination costs and the write off of certain assets that would provide no future benefit to the Company as a result of the restructuring plan. In the third quarter, the Company recorded a restructuring credit of $485,000 for the recovery of its investment in a joint venture, a portion of which had been written off in the previous quarter.

                      GENSYM CORPORATION AND SUBSIDIARIES

  As of December 31, 1997, approximately $490,000 of the accrual had not been utilized. It is anticipated that the remaining balance will be substantially expended by the end of the second quarter of 1998.

(8) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

  Domestic and international sales as a percentage of total revenues are as follows:

                                                                 1997  1996  1995
                                                                 ----  ----  ----
       United States............................................  54%   58%   56%
       Europe...................................................  30    24    24
       Other....................................................  16    18    20
                                                                 ---   ---   ---
                                                                 100%  100%  100%
                                                                 ===   ===   ===

  Revenues, net income (loss) and identifiable assets for the Company's United States, European and other operations are as follows:

                           UNITED
                           STATES       EUROPE      OTHER     ELIMINATIONS  CONSOLIDATED
                         -----------  ---------- -----------  ------------  ------------
Year ended December 31,
 1997:
  Revenues.............. $34,010,493  $1,227,849 $   270,781  $       --    $35,509,123
  Transfers between
   geographic locations.     254,320   6,201,867   1,162,155   (7,618,342)          --
                         -----------  ---------- -----------  -----------   -----------
  Total revenues........ $34,264,813  $7,429,716 $ 1,432,936  $(7,618,342)  $35,509,123
                         ===========  ========== ===========  ===========   ===========
  Net income (loss)..... $(4,156,293) $  583,578 $(1,396,048) $       --    $(4,968,763)
                         ===========  ========== ===========  ===========   ===========
  Identifiable assets... $27,981,625  $2,785,696 $   749,786  $       --    $31,517,107
                         ===========  ========== ===========  ===========   ===========
Year ended December 31,
 1996:
  Revenues.............. $36,004,203  $1,125,677 $   105,655  $       --    $37,235,535
  Transfers between
   geographic locations.     271,044   5,474,003     324,359   (6,069,406)          --
                         -----------  ---------- -----------  -----------   -----------
  Total revenues........ $36,275,247  $6,599,680 $   430,014  $(6,069,406)  $37,235,535
                         ===========  ========== ===========  ===========   ===========
  Net income (loss)..... $ 2,814,838  $  414,125 $(1,180,741) $       --    $ 2,048,222
                         ===========  ========== ===========  ===========   ===========
  Identifiable assets... $33,064,227  $2,700,284 $   493,110  $       --    $36,257,621
                         ===========  ========== ===========  ===========   ===========
Year ended December 31,
 1995:
  Revenues.............. $27,184,435  $  910,006 $    46,536  $       --    $28,140,977
  Transfers between
   geographic locations.     264,624   4,756,239     302,714   (5,323,577)          --
                         -----------  ---------- -----------  -----------   -----------
  Total revenues........ $27,449,059  $5,666,245 $   349,250  $(5,323,577)  $28,140,977
                         ===========  ========== ===========  ===========   ===========
  Net income (loss)..... $   404,440  $  490,296 $  (697,992) $       --    $   196,744
                         ===========  ========== ===========  ===========   ===========
  Identifiable assets... $15,963,186  $1,520,166 $   363,143  $       --    $17,846,495
                         ===========  ========== ===========  ===========   ===========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gensym Corporation:

  We have audited the accompanying consolidated balance sheets of Gensym Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               /s/ Arthur Andersen LLP
                                          _____________________________________
                                                   Arthur Andersen LLP

Boston, Massachusetts
January 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is contained in part under "Executive Officers of the Company" in Part I hereof, and the remainder is contained under the caption "PROPOSAL 1--ELECTION OF DIRECTORS" in the Company's Proxy Statement dated April 8, 1998, for the Annual Meeting of Stockholders to be held on May 20, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  The following documents are included in Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets as of December 31, 1997 and 1996
    Consolidated Statements of Operations for the three years ended December 31, 1997
    Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1997
    Consolidated Statements of Cash Flows for the three years ended December 31, 1997
    Notes to Consolidated Financial Statements
    Report of Independent Public Accountants

  (2) Financial Statement Schedules

  The following consolidated financial statement schedules are included in
Item 14(d):

    Schedule II--Valuation and Qualifying Accounts

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

  (3) Exhibits

  The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and are incorporated herein by reference.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1997

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GENSYM CORPORATION
                                          (Registrant)

                                               /s/  Lowell B. Hawkinson
                                          By: _________________________________
Dated: March 18, 1998                               Lowell B. Hawkinson
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1998:

              SIGNATURE                                       TITLE
              ---------                                       -----

    /s/  Lowell B. Hawkinson          Chairman, Chief Executive Officer, Director
 ____________________________________  (Principal Executive Officer)
         Lowell B. Hawkinson

      /s/  Richard M. Darer           Senior Vice President of Finance and
 ____________________________________  Administration
           Richard M. Darer            and CFO (Principal Financial and Accounting Officer)

      /s/  Robert L. Moore            President and Director
 ____________________________________
           Robert L. Moore

       /s/  John A. Shane             Director
 ____________________________________
            John A. Shane

      /s/  Theodore Johnson           Director
 ____________________________________
           Theodore Johnson

   /s/  Thomas E. Swithenbank         Director
 ____________________________________
        Thomas E. Swithenbank

ITEM 14(D) FINANCIAL STATEMENT SCHEDULE

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To Gensym Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Gensym Corporation and subsidiaries and have issued our report thereon dated January 23, 1998. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                               /s/ Arthur Andersen LLP
                                          _____________________________________
                                                   Arthur Andersen LLP

Boston, Massachusetts
January 23, 1998

                               GENSYM CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          BALANCE  ADDITION            BALANCE
                                            AT     CHARGED              AT END
                                         BEGINNING    TO                  OF
              DESCRIPTION                OF PERIOD EXPENSE  DEDUCTIONS  PERIOD
              -----------                --------- -------- ---------- --------
Allowance for Doubtful Accounts:
  Year ended December 31, 1997.......... $453,319  $225,000  $324,114  $354,205
                                         ========  ========  ========  ========
  Year ended December 31, 1996.......... $414,612  $124,600  $ 85,893  $453,319
                                         ========  ========  ========  ========
  Year ended December 31, 1995.......... $488,091  $    --   $ 73,479  $414,612
                                         ========  ========  ========  ========

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant
          (Incorporated by reference to the Registrant's Annual Report on Form
          10-K filed on March 31, 1997)
  3.2    Amended and Restated By-Laws of the Registrant (Incorporated by
          reference to the Registrant's Annual Report on Form 10-K filed on
          March 31, 1997)
  4.1    Specimen certificate for shares of the Registrant's Common Stock
          (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)
 10.1    1987 Stock Plan, as amended to date (Incorporated by reference to the
          Registration Statement on Form S-1 of the Registrant filed on
          December 21, 1995)
 10.2    1994 Stock Option Plan (Incorporated by reference to the Registration
          Statement on Form S-1 of the Registrant filed on December 21, 1995)
 10.3    1995 Employee Stock Purchase Plan, as amended
 10.4    1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 13,
          1997)
 10.5    Amended and Restated Registration Rights Agreement dated as of August
          12, 1991 by and among the Registrant and the parties named therein
          (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)
 10.6    Lease dated as of January 1, 1995 by and between the Registrant and
          CambridgePark One Limited Partnership (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on
          December 21, 1995)
 10.7    First Amendment to Lease dated as of December 2, 1996 between the
          Registrant and CambridgePark One Limited Partnership (Incorporated by
          reference to the Registrant's Annual Report on Form 10-K filed on
          March 31, 1997)
 10.8    Second Amendment to Lease dated as of January 24, 1997 between the
          Registrant and CambridgePark One Limited Partnership (Incorporated by
          reference to the Registrant's Annual Report on
          Form 10-K filed on March 31, 1997)
 10.9    Third Amendment to Lease dated as of January 24, 1997 between the
          Registrant and CambridgePark One Limited Partnership (Incorporated by
          reference to the Registrant's Annual Report on Form 10-K filed on
          March 31, 1997)
 10.10   Amendment to the Business Loan Agreement dated June 20, 1991 between
          Gensym Corporation and State Street Bank and Trust Company, as
          amended to date (Incorporated by reference to the Registrant's
          Quarterly Report on Form 10-Q filed on August 13, 1997)
 10.11   Distribution Agreement, dated as of January 1, 1995, by and among the
          Registrant, Itochu Corporation and Itochu Techno-Science Corporation
          (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)
 10.12   Severance arrangement with Raymond Wood dated December 6, 1996, as modified on December 31, 1996 and January 22, 1997 (Incorporated by
          reference to the Registrant's Annual Report on Form 10-K filed on
          March 31, 1997)
 10.13   1997 Stock Incentive Plan (Incorporated by reference to the
          Registrant's Quarterly Report on
          Form 10-Q filed on August 13, 1997)
 10.14   Sublease Agreement dated August 26, 1997 between Gensym Corporation and Spaulding & Slye Services Limited Partnership (Incorporated by
          reference to the Registrant's Quarterly Report on Form 10-Q filed on
          November 12, 1997)

 EXHIBIT NO.                            DESCRIPTION
 -----------                            -----------
 10.15       Secured Promissory Note dated October 1, 1997 from Stephen R.
              Quehl to Gensym Corporation (Incorporated by reference to the
              Registrant's Quarterly Report on Form 10-Q filed on November 12,
              1997)
 10.16       Pledge Agreement dated October 1, 1997 between Gensym Corporation and Stephen R. Quehl (Incorporated by reference to the
              Registrant's Quarterly Report on Form 10-Q filed on November 12,
              1997)
 10.17       Rights Agreement, dated as of April 8, 1997, between Gensym
              Corporation and State Street Bank & Trust Company, as Rights
              Agent (Incorporated by reference to the Registrant's Current
              Report on Form 8-K filed on April 17, 1997)
 21          Subsidiaries of the Registrant
 23          Consent of Arthur Andersen LLP
 27          Financial Data Schedule

NOTES

Exhibit 10.11--Confidential treatment has been granted with respect to certain portions of this agreement.

Exhibit 10.12--Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K