Form 10-Q
period 1998-03-31
GENSYM CORP
filed 1998-05-12
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 -
                                  Act of 1934

                     FOR THREE MONTHS ENDED MARCH 31, 1998

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

     As of May 1, 1998 there were 6,426,445 shares of the Registrant's Common Stock outstanding.

                              GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                     Page No.
                                                                     --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997                           3

           Condensed Consolidated Statements of Operations
           Three months ended March 31, 1998 and 1997                     4

           Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997                     5

           Notes to Condensed Consolidated Financial Statements         6-7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               8-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    16


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                             17

Item 2.    Changes in Securities and Use of Proceeds                     17

Item 3.    Defaults Upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item 5.    Other Information                                             17

Item 6.    Exhibits and Reports on Form 8-K                              17

           Signatures                                                    18

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


(in thousands)                                 MARCH 31,       DECEMBER 31,
                                                 1998             1997
                                               ---------       ------------
ASSETS

Current Assets:
  Cash and cash equivalents                    $ 11,657          $ 10,958
  Short-term investments                          5,546             4,843
  Accounts receivable, net                        7,943             8,311
  Prepaid expenses                                1,698             1,565
  Deferred income taxes                           1,160             1,160
                                               --------          --------
       Total current assets                      28,004            26,837
                                               --------          --------
Property and Equipment, net                       2,390             2,384

Long-term investments                               700             1,041
Long-term deferred income taxes                   1,000             1,000
Deposits and other assets                           207               255
                                               --------          --------
                                               $ 32,301          $ 31,517
                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $  1,385          $    914
  Accrued expenses                                4,502             4,976
  Deferred revenue                                6,417             5,799
                                               --------          --------
       Total current liabilities                 12,304            11,689
                                               --------          --------
Stockholders' Equity:
  Common stock                                       64                64
  Capital in excess of par value                 20,022            19,941
  Retained earnings                                 539               387
  Cumulative translation adjustment                (628)             (564)
                                               --------          --------
       Total stockholders' equity                19,997            19,828
                                               --------          --------
                                               $ 32,301          $ 31,517
                                               ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(in thousands except earnings per share)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               1998          1997
                                               ----          ----
REVENUES:
  Product                                     $ 4,624       $ 5,932
  Service                                       4,460         4,099
                                              -------       -------
     Total revenues                             9,084        10,031
                                              -------       -------
COST OF REVENUES                                2,248         2,331
                                              -------       -------
     Gross profit                               6,836         7,700
                                              -------       -------
OPERATING EXPENSES:
  Sales and marketing                           4,263         4,711
  Research and development                      1,459         1,866
  General and administrative                    1,074         1,001
                                              -------       -------
     Operating income                              40           122

OTHER INCOME (EXPENSE), NET                       162           (16)
                                              -------       -------
     Income before provision for                  202           106
      income taxes

PROVISION FOR INCOME TAXES                         50            40
                                              -------       -------
     Net income                               $   152       $    66
                                              =======       =======

     Basic earnings per share                 $  0.02       $  0.01
                                              =======       =======
     Diluted earnings per share               $  0.02       $  0.01
                                              =======       =======
     Weighted average common shares
      outstanding                               6,417         6,221
                                              =======       =======
     Weighted average common shares
      outstanding assuming dilution             6,513         6,404
                                              =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(in thousands)                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                1998           1997
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   152       $    66
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                  289           265
     Deferred income taxes                                           -           220
     Changes in assets and liabilities:
        Accounts receivable                                        345           193
        Prepaid expenses                                          (235)         (789)
        Accounts payable                                           485          (540)
        Accrued expenses                                          (314)           (3)
        Restructuring liability                                    (94)            -
        Deferred revenue                                           626           607
                                                               -------       -------
           Net cash provided by operating activities             1,254            19
                                                               -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchases) sales of short-term investments                    (702)          180
   (Purchases) sales of long-term investments                      341          (297)
   Purchases of property and equipment                            (295)         (374)
   (Increase) decrease in other assets                              52           (95)
                                                               -------       -------
           Net cash used in investing activities                  (604)         (586)
                                                               -------       -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options under stock plans        81           480
                                                               -------       -------
           Net cash provided by financing activities                81           480
                                                               -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (32)          (87)
                                                               -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               699          (174)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  10,958        11,679
                                                               -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $11,657       $11,505
                                                               =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Operations

Gensym Corporation (the "Company") is a leading supplier of software products and services for developing and deploying intelligent systems that manage and improve complex, dynamic operations in a broad range of industries, including manufacturing, telecommunications, aerospace, transportation, financial services, and the government sector.

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31,1998 and the results of its operations for the three month periods ended March 31,1998 and 1997 and its cash flows for the three months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 1998. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.  Cash Equivalents and Investments

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at March 31,1998 and December 31, 1997. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of March 31,1998 and December 31, 1997 consist of commercial paper and municipal bonds with original maturity dates greater than three months that mature within one year. Long-term investments held as of March 31,1998 and December 31, 1997 consist of municipal bonds with maturity dates of greater than one year.

4.  Recently Issued Accounting Pronouncements

On January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. Adoption of this pronouncement did not have a material affect on the revenue recognition practices of the Company.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") effective January 1,1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application, however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999.

5.   Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No 130") effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:

(in thousands)                                 THREE MONTHS ENDED
                                                    MARCH 31,
                                               1998          1997
                                               ----          ----
Comprehensive income (loss):
  Net income                                   $  152       $   66
  Other comprehensive income (loss)
    Foreign currency adjustment                   (64)        (110)
                                               ------       ------
      Comprehensive income (loss)              $   88       $  (44)
                                               ======       ======

6.    Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the first three months of 1998 and 1997. Diluted income per share was computed using the weighted average number of common and common equivalent shares outstanding during the first three months of 1998 and 1997 in accordance with the treasury stock method. For the three months ended March 31, 1998 and 1997, 96,100 and 182,806 common stock equivalents were included in the computation of diluted net earnings per share, respectively.

  Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was incorporated in 1986 to provide software products for developing and deploying intelligent systems for decision support and control. The Company's core product, G2, and G2-based products, are sold to customers for a broad array of applications in a wide range of industries, including manufacturing, telecommunications, aerospace, transportation, financial services, and the government sector. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

  The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through a network of value-added resellers and systems integrators who provide consulting services and integrated solutions to their customers. The Company also licenses its software to OEM customers who use it as a base for complete product offerings. The Company has established three strategic business units, Manufacturing, Communications, and Advanced Systems, to manage the domain-specific expertise, products, and services required to serve mainstream customers in their respective focus markets. Gensym intends to continue to expand the market for intelligent systems by selling and delivering tools and solutions with and through partners to large organizations with complex operations and the potential for extensive application proliferation.

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

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:


                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                                1998          1997
                                                ----          ----
REVENUES:
   Product                                      50.9%         59.1%
   Service                                      49.1          40.9
                                               -----         -----
       Total revenue                           100.0         100.0
                                               -----         -----

COST OF REVENUES                                24.7          23.3
                                               -----         -----
       Gross Profit                             75.3          76.7
                                               -----         -----
OPERATING EXPENSES:
   Sales and marketing                          46.9          46.9
   Research and development                     16.1          18.6
   General and administrative                   11.8          10.0
                                               -----         -----
                                                74.8          75.5
                                               -----         -----

       Operating income                          0.5           1.2
                                               -----         -----
OTHER INCOME (EXPENSE), NET                      1.8          (0.1)
                                               -----         -----
       Income before provision for
         income taxes                            2.3           1.1

PROVISION FOR INCOME TAXES                       0.6           0.4
                                               -----         -----
       Net income                                1.7%          0.7%
                                               =====         =====

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues

  The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

  Total revenues were $9.1 million for the quarter ended March 31, 1998 as compared to $10.0 million for the same period in 1997, a decrease of 9.4%. The decrease in total revenues was attributable to decreased sales of product licenses, partially offset by an increase in services. International revenues accounted for 45.0% and 48.5% of total revenues in the first quarter of 1998 and 1997, respectively.

  Product. Product revenues decreased to $4.6 million in the first quarter of 1998 from $5.9 million in the first quarter of 1997, a decrease of 22.1%. The decrease in product revenue was primarily due to the continued effects of a longer sales cycle caused by the reorganization of the Company's sales force in the first quarter of 1997 and lower sales from certain regions in Europe and from the Company's distributor in Japan. Included in the Company's 1998 first quarter revenues is approximately $1.0 million out of an anticipated $1.6 million in license revenues associated with a significant customer order. The Company anticipates that product revenues will increase on a successive quarter basis as a result of its planned increase in direct sales personnel and resources for partner channel development.

  Service. Service revenues increased to $4.5 million in the first quarter of 1998 from $4.1 million in the first quarter of 1997, an increase of 8.8%. The increase in service revenues was equally attributable to an increase in maintenance fees derived from an increased customer base and to an increase in application consulting services. These were partially offset by a decrease in training fees.

Cost of Revenues

  Cost of revenues primarily consists of consulting labor, technical support costs and the costs of material and labor involved in producing and distributing the Company's software. Cost of revenues decreased to $2.2 million in the first quarter of 1998 from $2.3 million in the first quarter of 1997, a decrease of 3.6%. The decrease was primarily due to lower consulting labor costs, primarily in subcontractors. Gross margin on revenues decreased to 75.3% for the first quarter of 1998 from 76.7% for the first quarter of 1997. This decrease in gross margin reflected primarily a higher percentage of lower margin service revenues as a percentage of total revenues. The Company anticipates that license revenue will increase faster than service revenue in the future, as its sales force and partner channels develop, and that overall margins will increase due to the resultant revenue mix.


Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. These expenses decreased to $4.3 million (46.9% of revenues) in the first quarter of 1998 from $4.7 million (46.9% of revenues) in the first quarter of 1997, a decrease of 9.5%. The decrease in absolute dollars was primarily due to lower facilities and leased equipment costs due to the field sales office consolidation and other restructuring actions taken during 1997. The Company intends to increase direct sales personnel and marketing programs in the coming quarters and, as a result, expects that sales and marketing expenses will increase on an absolute dollar basis.

  Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses decreased to $1.5 million (16.1% of revenues) in the first quarter of 1998 from $1.9 million (18.6% of revenues) in the first quarter of 1997, a decrease of 21.8%. The decrease in absolute dollars in the three month period was primarily due to a reduction in personnel, the consolidation of headquarter facilities, and other restructuring actions that occurred primarily in the second quarter of 1997. The Company plans to add selectively to the research and development staff during the coming quarters.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased to $1.1 million (11.8% of revenues) in the first quarter of 1998 from $1.0 million (10.0% of revenues) in the first quarter of 1997, an increase of 7.3%. The increase in absolute dollars was primarily due to increased personnel costs and the amortization of the cost of a new financial information system, which was implemented during the second quarter of

1997. The increase as a percentage of total revenues was due to the above factors as well as to the lower product revenues reported for the period. The Company expects that over time these expenses will decline as a percentage of total revenues, assuming revenues increase over time.


Other Income

  Other income (expense), net consists primarily of interest income partially offset by foreign exchange transaction gains and losses. Other income (expense), net increased by $178,000 from net other expense of $16,000 in the first three months of 1997 to net other income of $162,000 for the same period in 1998. The increase was primarily attributable to the Company's 50% share in the net loss of its joint venture investment, which was recorded in the first three months of 1997. No loss was recorded in 1998 as the Company sold its investment in the joint venture in the third quarter of 1997. Interest income was $160,000 in the first three months of 1998 as compared to $167,000 in the first three months of 1997.

Income Taxes

  The Company provides for income taxes based on an anticipated effective tax rate of approximately 25% for fiscal year 1998 and 0% in 1997. The effective tax rate is lower than the statutory rate in 1998 due to the expected partial utilization of net operating loss carryforwards. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates.


LIQUIDITY AND CAPITAL RESOURCES

  The Company currently finances its operations (including capital expenditures) primarily through cash flow from operations and its current cash and short-term investments balances. In addition, the Company has $4.0 million of equipment financed under long-term operating leases. The Company's operating lease commitments consist primarily of operating leases for the Company's facilities and computers.

     The Company generated cash from operating activities of $1.3 million during the first three months of 1998. Cash generated in operations in the first three months of 1998 was primarily due to the net income, increases in deferred revenue and accounts payable, and a decrease in accounts receivable, partially offset by a decrease in accrued expenses and an increase in prepaid expenses. During the first quarter of 1998 the Company's net accounts receivable balance decreased to $7.9 million from $8.3 million. Days sales outstanding was 79 days at both March 31, 1998 and December 31, 1997.

  Investing activities utilized $604,000 and $586,000 during the first quarters of 1998 and 1997, respectively. The principle uses in the first quarter of 1998 were to fund the purchase of $702,000 of short-term investments and $295,000 of property and equipment, partially offset by the sale of $341,000 of long-term investments. Principle uses during the first quarter in 1997 were to fund the purchase of $374,000 of property and equipment and $297,000 of long-term investments, partially offset by the sale of $180,000 of short-term investments. The Company expects that its requirements for computers, office facilities, and office equipment will fluctuate as staffing requirements dictate and that such equipment and facilities will be available when needed.

  At March 31, 1998, the Company had cash, cash equivalents, and short-term investments of $17.2 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper. In addition, the Company had long-term investments of $700,000, primarily consisting of municipal bonds with maturity dates of greater than one year, which the Company intends to hold to maturity.

  At March 31,1998, the Company had available a bank line of credit to borrow up to $1.0 million at an interest rate of prime. This bank line of credit will expire on May 31, 1998. The Company expects that the line of credit will be renewed on substantially similar terms. The bank line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at March 31,1998. There were no borrowings under the bank line of credit for the quarter ended March 31,1998.

  At March 31,1998, the Company expected that cash requirements to settle its restructuring obligations would be approximately $400,000. These cash requirements pertain primarily to lease termination costs. The Company believes that the settlement of its restructuring obligations will not materially impact future liquidity.

  The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through March 31, 1999.


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

Migration to Microsoft Windows and Object Exchange Standards. The Company believes that operating systems similar to Microsoft Windows, due to their interoperability and customization capabilities, are increasingly the preferred choice of many of its customers. In order to gain wider customer penetration, the Company must, in part, address this market choice. The Company is developing its next client access product to be fully Microsoft Windows and MOTIF compliant. There can be no assurance that the Company will be successful in developing and marketing this new product. Any delay or failure to bring this product to market could affect the Company's competitive position or limit its growth opportunities.

Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs, and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 28%, 35% and 29% of the Company's product revenues in 1996, 1997 and the first quarter of 1998, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 8% and 3% of the Company's product revenues in 1996, 1997 and the first quarter of 1998, respectively. The loss of one or more major third-party distributors, OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition.

A significant business strategy of the Company is to add additional resources for channel business development and management and to expand its relationship with its strategic partners. There can be no assurance that the Company will be able to negotiate additional strategic partner relationships on acceptable terms or that any such relationships, if established, will be commercially successful. There also can be no assurance that existing or potential partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of the Company's products either on their own or in collaboration with others, including the Company's competitors. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

Risks Associated With International Operations. The Company's international revenues represented 42%, 46% and 45% of total revenues in 1996, 1997, and the first quarter of 1998, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

Many of the Company's customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use the Company's products. There can be no assurance that the Company can successfully persuade development personnel within these customers' organizations to use G2-based products that can cost effectively compete with their internally developed products. This would reduce the need for the Company's products and services and limit future opportunities for the Company.

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

Dependence on Key Personnel. The Company's success depends in large part upon certain key employees, including its executive officers, the loss of any of whom could have a material adverse effect on the Company. In particular, the Company hired three new executive officers in 1997, resulting in a significant percentage of key personnel having approximately one year or less of experience with the Company. The Company's key employees are not bound by employment agreements that require them to remain with the Company. The Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that new key personnel will integrate successfully into the senior management team. The loss of certain key employees or the Company's inability to attract and retain other qualified employees or to adequately replace key personnel who depart the Company could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

      (a)   Exhibit Index
            Exhibit 27 - Financial Data Schedule

      (b) No reports on Form 8-K were filed by Gensym during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GENSYM CORPORATION
                                       (Registrant)



                                       /s/ Lowell B. Hawkinson
                                       -----------------------
       Dated:  May 11, 1998            Lowell B. Hawkinson
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Richard M. Darer
                                       --------------------
       Dated:  May 11, 1998            Richard M. Darer
                                       Senior Vice President of Finance and
                                       Administration, and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)