Form 10-Q
period 1998-06-30
GENSYM CORP
filed 1998-08-12
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      FOR THREE MONTHS ENDED JUNE 30, 1998

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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

     As of August 1, 1998 there were 6,464,770 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                            3

           Condensed Consolidated Statements of Operations
           Three and six months ended June 30, 1998 and 1997              4

           Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1998 and 1997                        5

           Notes to Condensed Consolidated Financial Statements         6-7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               8-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    16

                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                             17

Item 2.    Changes in Securities                                         17

Item 3.    Defaults Upon Senior Securities                               17

Item 4.    Submission of Matters to a Vote of Security Holders           17

Item 5.    Other Information                                             18

Item 6.    Exhibits and Reports on Form 8-K                              18

           Signatures                                                    19


Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(in thousands)                                                   JUNE 30,                   DECEMBER 31,
                                                                   1998                         1997
                                                          -------------------          -------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                        $13,110                      $10,958
     Short-term investments                                             4,731                        4,843
     Accounts receivable, net                                           7,326                        8,311
     Prepaid expenses                                                   1,605                        1,565
     Deferred income taxes                                              1,160                        1,160
                                                          -------------------          -------------------
                  Total current assets                                 27,932                       26,837
                                                          -------------------          -------------------


Property and Equipment, net                                             2,355                        2,384

Long-term investments                                                       -                        1,041
Long-term deferred income taxes                                         1,000                        1,000
Deposits and other assets                                                 191                          255
                                                          -------------------          -------------------

                                                                      $31,478                      $31,517
                                                          ===================          ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                 $ 1,010                      $   914
     Accrued expenses                                                   4,179                        4,976
     Deferred revenue                                                   6,321                        5,799
                                                          -------------------          -------------------
                  Total current liabilities                            11,510                       11,689
                                                          -------------------          -------------------




Stockholders' Equity:
     Common stock                                                          65                           64
     Capital in excess of par value                                    20,188                       19,941
     Retained earnings                                                    388                          387
     Cumulative translation adjustment                                   (673)                        (564)
                                                          -------------------          -------------------
                  Total stockholders' equity                           19,968                       19,828
                                                          -------------------          -------------------

                                                                      $31,478                      $31,517
                                                          ===================          ===================



                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(in thousands except per share amounts)

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     --------------------------------        ---------------------------------
                                                          JUNE 30,           JUNE 30,              JUNE 30,           JUNE 30,
                                                            1998               1997                  1998               1997
                                                     -------------      -------------        --------------      -------------
REVENUES:
     Product                                                $4,520            $ 3,337               $ 9,144            $ 9,269
     Service                                                 4,504              4,538                 8,964              8,637
                                                     -------------      -------------        --------------      -------------
           Total revenues                                    9,024              7,875                18,108             17,906
                                                     -------------      -------------        --------------      -------------


COST OF REVENUES:                                            2,127              2,409                 4,375              4,740
                                                     -------------      -------------        --------------      -------------


           Gross profit                                      6,897              5,466                13,733             13,166
                                                     -------------      -------------        --------------      -------------


OPERATING EXPENSES:
     Sales and marketing                                     4,686              5,038                 8,949              9,749
     Research and
     development                                             1,532              1,902                 2,991              3,769
     General and
     administrative                                          1,002              1,293                 2,076              2,293
     Restructuring
     charge                                                      -              2,042                     -              2,042
                                                     -------------      -------------        --------------      -------------
                                                             7,220             10,275                14,016             17,853
                                                     -------------      -------------        --------------      -------------


        Operating loss                                        (323)            (4,809)                 (283)            (4,687)

OTHER INCOME, NET                                              171                150                   334                134
                                                     -------------      -------------        --------------      -------------


        Income (loss) before
          provision for income taxes                          (152)            (4,659)                   51             (4,553)

PROVISION FOR INCOME TAXES                                       -                  -                    50                 40
                                                     -------------      -------------        --------------      -------------


        Net income (loss)                                   $ (152)           $(4,659)              $     1            $(4,593)
                                                     =============      =============        ==============      =============


        Basic earnings (loss) per share                     $(0.02)            $(0.74)                $0.00             $(0.73)
                                                     =============      =============        ==============      =============


        Diluted  earnings  (loss) per share                 $(0.02)            $(0.74)                $0.00             $(0.73)
                                                     =============      =============        ==============      =============


        Weighted average common shares outstanding           6,446              6,302                 6,431              6,262
                                                     =============      =============        ==============      =============


         Weighted average common shares
           outstanding assuming dilution                     6,446              6,302                 6,526              6,262
                                                     =============      =============        ==============      =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


(in thousands)                                                                                      SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                       -------------------------------------
                                                                                              1998                   1997
                                                                                       --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                        $     1                $(4,593)
     Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
          Depreciation                                                                            592                    574
          Restructuring liability                                                                (144)                 2,019
          Changes in assets and liabilities:
             Accounts receivable                                                                  966                  1,079
             Prepaid expenses                                                                    (124)                  (652)
             Accounts payable                                                                     108                      8
             Accrued expenses                                                                    (597)                (1,310)
             Deferred revenue                                                                     530                   (390)
                                                                                       --------------         --------------

               Net cash provided by (used in) operating activities                              1,332                 (3,265)
                                                                                       --------------         --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term                                                                          112                  1,709
     investments
     (Purchases) sales of long-term investments                                                 1,041                   (294)
     Purchases of  property and equipment                                                        (563)                  (779)
     (Increase) decrease in other assets                                                           68                    (75)
                                                                                       --------------         --------------


         Net cash provided by investing activities                                               658                    561
                                                                                       --------------         --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options under stock plans                                    248                    832
                                                                                       --------------         --------------


                     Net cash provided by financing activities                                    248                    832
                                                                                       --------------         --------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (86)                  (220)
                                                                                       --------------         --------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            2,152                 (2,092)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 10,958                 11,679
                                                                                       --------------         --------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $13,110                $ 9,587
                                                                                       ==============         ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Operations

Gensym Corporation (the "Company") is a leading supplier of software products and services for intelligent operations management in a broad range of industries, including manufacturing, telecommunications, aerospace, transportation, financial services, and government.

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30,1998 and the results of its operations for the three and six-month periods ended June 30,1998 and 1997 and its cash flows for the six months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 1998. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.  Cash Equivalents and Investments

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at June 30, 1998 and December 31, 1997. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of June 30, 1998 and December 31, 1997 consist of commercial paper and municipal bonds with original maturity dates greater than three months that mature within one year. Long-term investments held as of December 31, 1997 consisted of municipal bonds with maturity dates of greater than one year.

4.  Recently Issued Accounting Pronouncements

On January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. Adoption of this pronouncement did not have a material effect on the revenue recognition practices of the Company.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), effective January 1,1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999.

5. Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows (in thousands):

                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                              JUNE 30,
                                              -----------------------                ----------------------
                                                1998           1997                    1998           1997
                                              -------         -------                -------        -------
Comprehensive income (loss):
  Net income (loss)                             $(152)        $(4,659)              $      1        $(4,593)
  Operating comprehensive loss foreign
    currency adjustment                           (44)           (139)                  (109)          (249)
                                              -------         -------                -------        -------
          Comprehensive                         $(196)        $(4,798)               $  (108)       $(4,842)
                                              =======         =======                =======        =======


6.    Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the three and six-month periods ended June 30, 1998 and 1997. Diluted earnings (loss) per share for the three months ended June 30, 1998 and 1997, and for the six months ended June 30,1997 was computed using the weighted average number of common shares outstanding and excludes shares issuable from assumed exercise of options, as their effect would be antidilutive. For the six months ended June 30, 1998, 94,413 potentially dilutive shares were included in the computation of diluted net earnings per share.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was incorporated in 1986 to provide software products for intelligent operations management. The Company's core product, G2, and G2-based products are sold to customers for a broad array of intelligent operations management applications in a wide range of industries, including manufacturing, telecommunications, aerospace, transportation, financial services, and government. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

  The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through a network of value-added resellers and systems integrators, which provide consulting services and integrated solutions to their customers. The Company also licenses its software to OEM customers, which use it as a base for their product offerings. The Company maintains three strategic business units, Manufacturing, Communications, and Advanced Systems, to coordinate the domain-specific expertise, products, and services required to serve mainstream customers in their respective focus markets. Gensym intends to continue to expand the market for intelligent operations management systems by selling and delivering tools and solutions with and through partners to large organizations with complex operations and the potential for extensive application proliferation.

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

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:




                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                    ---------------------------         ---------------------------
                                                         1998             1997               1998             1997
                                                    ----------       ----------         ----------       ----------
REVENUES:
     Product                                              50.1%            42.4%              50.5%            51.8%
     Service                                              49.9%            57.6%              49.5%            48.2%
                                                    ----------       ----------         ----------       ----------
          Total  revenues                                100.0%           100.0%             100.0%           100.0%
                                                    ----------       ----------         ----------       ----------

COST OF REVENUES:                                         23.6%            30.6%              24.2%            26.5%
                                                    ----------       ----------         ----------       ----------
           Gross profit                                   76.4%            69.4%              75.8%            73.5%
                                                    ----------       ----------         ----------       ----------
OPERATING EXPENSES:
     Sales and marketing                                  51.9%            64.0%              49.4%            54.4%
     Research and development                             17.0%            24.2%              16.5%            21.0%
     General and administrative                           11.1%            16.4%              11.5%            12.8%
     Restructuring charge                                 0.0%             25.9%               0.0%            11.4%
                                                    ----------       ----------         ----------       ----------
                                                         80.0%            130.5%              77.4%            99.7%
                                                    ----------       ----------         ----------       ----------
           Operating loss                                (3.6%)           (61.1%)             (1.6%)          (26.2%)
                                                    ----------       ----------         ----------       ----------

OTHER INCOME, NET                                         1.9%              1.9%               1.8%             0.7%
                                                    ----------       ----------         ----------       ----------
           Income (loss) before provision
            for income taxes                             (1.7%)           (59.2%)              0.3%           (25.4%)

PROVISION FOR INCOME TAXES                                0.0%              0.0%               0.3%             0.2%
                                                    ----------       ----------         ----------       ----------
           Net income (loss)                             (1.7%)          (59.2%)              0.0%           (25.6%)
                                                    ==========       ==========         ==========       ==========


THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

  The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

  Total revenues for the three and six months ended June 30, 1998 were $9.0 and $18.1 million, respectively, an increase of 14.6% and 1.1% from $7.9 and $17.9 million in the comparable periods of fiscal 1997. For the three-month period ended June 30, 1998 the increase in total revenues was attributable to increased sales of product licenses, primarily in the United States. For the six-month period ended June 30, 1998, the increase in total revenues was attributable to an increase in service revenues partially offset by a decrease in product licenses. For the three and six months ended June 30, 1998 international revenues accounted for 47.7% and 46.3% of total revenues, respectively, compared to 43.6% and 46.3% of total revenues in the comparable periods of fiscal 1997.

     Product. Product revenues for the three and six months ended June 30, 1998 were $4.5 and $9.1 million, respectively, an increase of 35.4% and a decrease of 1.4% from $3.3 and $9.3 million in the comparable periods of fiscal 1997. The increase in product revenues for the three-month period ended June 30, 1998 reflected higher bookings due to the effects of a more experienced sales force and licensing agreements with several OEM customers.

  Service. Service revenues for the three and six months ended June 30, 1998 were $4.5 and $9.0 million, respectively, a decrease of 0.7% and an increase of 3.8% from $4.5 and $8.6 million in the comparable periods of fiscal 1997. The increase in service revenues for the six-month period ended June 30, 1998, was primarily due to an increase in application consulting revenues and, to a lesser extent, increased maintenance fees derived from an increased customer base.


Cost of Revenues

  Cost of revenues primarily consists of consulting labor, technical support costs and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and six months ended June 30, 1998 were $2.1 and $4.4 million, respectively, a decrease of 11.7% and 7.7% from $2.4 and $4.7 million in the comparable periods of fiscal 1997. The decrease was primarily due to a decrease in consulting labor costs due to increased consulting utilization. Gross margin on revenues for the three and six months ended June 30, 1998 was 76%, an improvement from 69% and 74% in the comparable periods of fiscal 1997. This increase in gross margin resulted primarily from a higher percentage of higher margin product revenues as a percentage of total revenues and from increased consulting utilization.


Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. These expenses for the three and six months ended June 30, 1998 were $4.7 and $8.9 million, respectively, a decrease of 7.0% and 8.2% from $5.0 and $9.7 million in the comparable periods of fiscal 1997. As a percentage of revenues, sales and marketing expenses were 51.9% and 49.4%, respectively, for the three and six months ended June 30, 1998 as compared to 64.0% and 54.4% for the comparable periods of fiscal 1997. The decrease was primarily due to a reduction in certain marketing personnel and lower facilities and leased equipment costs due to the field sales office consolidation and other actions from the restructuring charge taken in the three months ended June 30, 1997. The Company intends to increase certain tactical marketing programs and the size of the direct sales force and the related sales support personnel in the coming quarters and, as a result, expects that sales and marketing expenses will increase on an absolute dollar basis.

  Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and six months ended June 30, 1998 were $1.5 and $3.0 million, respectively, a decrease of 19.5% and 20.6% from $1.9 and $3.8 million in the comparable periods of fiscal 1997. As a percentage of revenues, research and development expenses were 17.0% and 16.5%, respectively, for the three and six months ended June 30, 1998 as compared to 24.2% and 21.0% for the comparable periods of fiscal 1997. The decrease was primarily due to a reduction in personnel, the consolidation of headquarter facilities, and other actions from the restructuring charge taken in the three months ended June 30, 1997. The Company plans to add selectively to the research and development staff during the coming quarters.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and six months ended June 30, 1998 were $1.0 and $2.1 million, respectively, a decrease of 22.5% and 9.5% from $1.3 and $2.3 million in the comparable periods of fiscal 1997. As a percentage of revenues, general and administrative expenses were 11.1% and 11.5%, respectively, for the three and six months ended June 30, 1998 as compared to 16.4% and 12.8% for the comparable periods of fiscal 1997. The decrease was primarily due to a reduction in personnel, the consolidation of headquarter facilities, and other actions from the restructuring charge taken in the three months ended June 30, 1997.

Other Income

  Other income consists primarily of interest income partially offset by foreign exchange transaction gains and losses. Other income for the three and six months ended June 30, 1998 was $171,000 and $334,000, respectively, as compared to $150,000 and $134,000 in the comparable periods of fiscal 1997. The increase in the three-month period ended June 30, 1998 was primarily attributable to increased interest income due to higher cash balances, partially offset by a decrease in foreign exchange transaction gains and losses. The increase in the six-month period ended June 30, 1998 was primarily attributable to the impact of the Company recording its 50% share in the net loss of its joint venture investment, which was recorded in 1997. No loss was recorded in 1998 as the Company sold its investment in the joint venture in the third quarter of 1997.

Income Taxes

  The Company generated a tax loss carryforward during the three months ended June 30, 1998. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates. The Company's effective tax rate was 0% for the three-month periods ended June 30, 1998 and 1997. For the six-month period ended June 30, 1998, the Company's provision for income taxes primarily pertained to income taxes in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

  The Company currently finances its operations (including capital expenditures) primarily with cash from operations and from its current cash and short-term investments balances. In addition, the Company has $3.8 million of equipment financed under long-term operating leases. The Company's operating lease commitments consist primarily of operating leases for the Company's facilities and computers.

     The Company generated cash from operating activities of $1.3 million during the first six months of 1998. Cash generated in operations in the first six months of 1998 was primarily due to a decrease in accounts receivable and increases in deferred revenue and accounts payable, partially offset by a decrease in accrued expenses and an increase in prepaid expenses. During the six-month period ended June 30, 1998 the Company's net accounts receivable balance decreased to $7.3 million from $8.3 million. Days sales outstanding was 73 days at June 30, 1998 compared to 79 days at both March 31, 1998 and December 31, 1997. The Company anticipates that its days sales outstanding may increase over the next several quarters, assuming that revenues increase over the next several quarters.

    Investing activities provided $658,000 and $561,000 during the six-month period ended June 30, 1998 and 1997, respectively. The principal proceeds in the six-month period ending June 30, 1998 were from the sale of $1.0 million in long-term investments and $112,000 in short-term investments, partially offset by the purchase of $563,000 in property and equipment, including a sales force automation software system. During the six-month period ended June 30, 1997, the sale of short-term investments provided $1.7 million, which was offset primarily by the purchase of $779,000 in property and equipment and the purchase of $294,000 in long-term investments. The Company expects that its requirements for computers, office facilities, and office equipment will fluctuate as staffing requirements dictate and that such equipment and facilities will be available when needed.

    At June 30, 1998, the Company had cash, cash equivalents, and short-term investments of $17.8 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper.

     In the second quarter, the Company extended its bank line of credit on substantially similar terms as previously arranged. At June 30, 1998, the Company had available a bank line of credit to borrow up to $1.0 million at an interest rate of prime. There were no borrowings under the bank line of credit for the period ended June 30, 1998. This bank line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at June 30, 1998 and during the first six months of 1998. The bank line of credit, as extended, expired on July 31, 1998 and the Company is in the process of negotiating the terms of a new credit line with the bank.

    In July 1998 the Company announced that it intends to repurchase up to 650,000 shares of its common stock on the open market beginning in the third quarter of 1998. The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through June 30, 1999.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's operating results, including, without limitation, the following:

Emerging Market for Intelligent Operations Management Systems. Substantially all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent operations management systems. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent operations management systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent operations management systems successfully nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end-users in its markets are increasingly seeking complete solutions, rather than software tools with which to develop such solutions. Meeting this demand has required the Company to modify its sales approach. The Company is also increasingly reliant on value-added resellers and systems integrators to deliver services to implement these solutions. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to lengthen the Company's average sales cycle. Failure by the Company to resond appropriately to shifts in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

Economic Factors and Industry Concentration. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Such capital expenditures are also susceptible to industry-specific economic downturns. Specifically, the Company derives a significant portion of its revenues from the chemical and petrochemical industries. The Company derived 19.7%, 26.8%, and 15.6% of its product revenues in the chemical and petrochemical industries in 1996, 1997 and the first six months of 1998, respectively. Accordingly, the Company's future success is dependent upon the continued demand for process control and optimization software from companies in the chemical and petrochemical industries. The Company believes that economic downturns and pricing pressures experienced by chemical and petrochemical companies in connection with cost-containment measures have led to delays and reductions in certain capital and operating expenditures by many of such companies worldwide. These industries are highly cyclical and have experienced weakened demand in the past, which has adversely affected the Company's revenues, gross margin, and operating results during such periods. Future recessionary conditions in the industries which use the Company's products may adversely affect the Company's business, results of operations, or financial condition.

Product Concentration. The Company's only current product offerings are G2, an object-oriented development and deployment environment for building intelligent operations management systems, and software application products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful product development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on the Company's business, results of operations, or financial condition.

New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company anticipates releasing new client access and object exchange products in the second half of 1998. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Operations Management Systems".

Migration to Microsoft Windows and Object Exchange Standards. The Company believes that client user interfaces compliant with Microsoft Windows and MOTIF are increasingly the preferred choice of its customers. In order to gain wider customer penetration, the Company must respond to this market choice. The Company is developing its next client access product to be Microsoft Windows and MOTIF compliant. There can be no assurance that the Company will be successful in developing and marketing this new product. Any delay or failure to bring this product to market could affect the Company's competitive position or limit its growth opportunities.

Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs, and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers, systems integrators and OEMs represented 28%, 35% and 32% of the Company's product revenues in 1996, 1997 and the first six months of 1998, respectively. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 8% and 3% of the Company's product revenues in 1996, 1997 and the first six months of 1998, respectively. The loss of one or more major third-party distributors, OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition.

A significant business strategy of the Company is to add resources for channel business development and management and to expand its relationship with strategic partners. There can be no assurance that the Company will be able to negotiate additional strategic partner relationships on acceptable terms or that any such relationships, if established, will be commercially successful. There also can be no assurance that existing or potential partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of the Company's products either on their own or in collaboration with others, including the Company's competitors. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

Risks Associated With International Operations. The Company's international revenues represented 42%, 46% and 46% of total revenues in 1996, 1997 and the first six months of 1998, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. The Company derives a portion of its international revenues from customers in Asia, including customers in Japan. Currency fluctuations and instability in Asian financial markets may reduce potential customers' investment in capital projects which utilize the software products developed and marketed by the Company and its partners. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products, a number of companies offer products that perform certain functions of G2 for specific applications. In all of the Company's markets, there is competition from "point solutions", real-time and expert system products and internally developed software. At the fundamental level, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products.

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

Dependence on Key Personnel. The Company's success depends in large part upon certain key employees, including its executive officers, the loss of any of whom could have a material adverse effect on the Company. In particular, the Company hired three new executive officers in 1997, resulting in a significant percentage of key personnel having approximately one year of experience with the Company. The Company's key employees are not bound by employment agreements that require them to remain with the Company. The Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that new key personnel will integrate successfully into the senior management team. The loss of certain key employees or the Company's inability to attract and retain other qualified employees or to adequately replace key personnel who depart the Company could have a material adverse effect on the Company's business, results of operations, or financial condition.

Year 2000 Compliance. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third party equipment and software that may not be Year 2000 compliant. Failure of such third party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Not Applicable

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1998 the Company held its Annual Meeting of the Stockholders. The following matters were adopted by the vote specified below:

                                                                                   Authority
      Proposal                             Class of Stock           For            Withheld
      --------                             --------------       ----------------  ---------------
1)    Approval of election of
      two Class II Directors to
      the Board of Directors for
      the ensuing three years

      Lowell B. Hawkinson                  Common Stock                5,021,084           41,266
      Theodore G. Johnson                  Common Stock                5,021,184           41,166
      Proposal                             Class of Stock             For             Against          Abstain
      --------                             -------------------  ----------------  ---------------  ----------------
2)    Adoption of amendment to the         Common Stock                4,993,151           55,155            14,044
      1995 Employee Stock Pur-
      chase Plan to increase the
      number of shares reserved from
      200,000 shares to 500,000 shares
      Proposal                             Class of Stock             For             Against          Abstain
      --------                             -------------------  ----------------  ---------------  ----------------
3)    Approval of appointment              Common Stock                5,039,914           16,986             5,450
      by the Board of Directors
      of Arthur Andersen LLP
      as independent auditors
      for the current year

ITEM 5.  OTHER INFORMATION

Stockholder Proposals
---------------------

          Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and intended to be presented at Company's 1999 Annual Meeting of Stockholders must be received by the Company not later than December 9, 1998 in order to be considered for inclusion in the Company's proxy materials for that meeting.

          The Company's By-Laws (the "By-Laws") also establish advance notice procedures with respect to a stockholder nomination of candidates for election as Directors (a "Director Nomination") and for the conduct of other business to be brought before an annual meeting by a stockholder ("Other Business") not submitted pursuant to Rule 14a-8. A notice regarding a Director Nomination or a proposal for Other Business must be received by the Company not less than 60 days nor more than 90 days prior to the applicable stockholder meeting, provided, however, that in the event that less than 70 days' notice or prior disclosure of the date of the meeting is given or made to the Company's stockholders, the notice must be received by the company not later than the tenth day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. Any such notice must contain certain specified information concerning the persons to be nominated and/or the Other Business and the stockholder submitting the Director Nomination or proposal for Other Business not made in compliance with such advance notice requirements. The Company has not yet publicly announced the date of the 1999 Annual Meeting. The advance notice provisions of the Company's bylaws supersede the notice requirements contained in recent amendments to Rule 14a-4 under the Exchange Act.

          Director Nominations or stockholder proposals for Other Business should be mailed to Secretary, Gensym Corporation, 125 CambridgePark Drive, Cambridge, Massachusetts 02140.

Recent Development
------------------

The Company announced on August 6, 1998 that Richard M. Darer, Senior Vice President of Finance and Administration and Chief Financial Officer, will be resigning his position effective August 28, 1998.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     (a)   Exhibit Index
           Exhibit 10.1 - 1995 Employee Stock Purchase Plan, as amended
           Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed by Gensym during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GENSYM CORPORATION
                                               (Registrant)



                                            /s/ Lowell B. Hawkinson
                                            -----------------------
       Dated:  August 10, 1998              Lowell B. Hawkinson
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            /s/ Richard M. Darer
                                            --------------------
       Dated:  August 10, 1998              Richard M. Darer
                                            Senior Vice President of Finance and
                                            Administration, and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)