Form 10-Q
period 1998-09-30
GENSYM CORP
filed 1998-11-16
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1998


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

                          Yes [X]                  No [_]


     As of November 2, 1998 there were 6,464,770 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997                       3

           Condensed Consolidated Statements of Operations
           Three and nine months ended September 30, 1998 and 1997        4

           Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1998 and 1997                  5

           Notes to Condensed Consolidated Financial Statements         6-7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               8-20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    20

                           PART II. OTHER INFORMATION
Item 1.    Legal Proceedings                                             21

Item 2.    Changes in Securities and Use of Proceeds                     21

Item 3.    Defaults Upon Senior Securities                               21

Item 4.    Submission of Matters to a Vote of Security Holders           21

Item 5.    Other Information                                             21

Item 6.    Exhibits and Reports on Form 8-K                              21

           Signatures                                                    22


PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements


                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(in thousands)                             SEPTEMBER 30,           DECEMBER 31,
                                               1998                    1997
                                               ----                    ----
ASSETS

Current Assets:
     Cash and cash equivalents              $13,095                $10,958
     Short-term investments                   3,227                  4,843
     Accounts receivable, net                 7,970                  8,311
     Prepaid expenses                         1,587                  1,565
     Deferred income taxes                    1,160                  1,160
                                            -------                -------
       Total current assets                  27,039                 26,837
                                            -------                -------


Property and Equipment, net                   2,225                  2,384

Long-term investments                             0                  1,041
Long-term deferred income taxes               1,000                  1,000
Deposits and other assets                       199                    255
                                            -------                -------
                                            $30,463                $31,517
                                            =======                =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                       $   937                $   914
     Accrued expenses                         4,272                  4,976
     Deferred revenue                         6,221                  5,799
                                            -------                -------
       Total current liabilities             11,430                 11,689
                                            -------                -------

Stockholders' Equity:
     Common stock                                65                     64
     Capital in excess of par value          20,188                 19,941
     Treasury stock                            (731)                     0
     Retained earnings                          107                    387
     Cumulative translation adjustment         (596)                  (564)
                                            -------                -------
       Total stockholders' equity            19,033                 19,828
                                            -------                -------
                                            $30,463                $31,517
                                            =======                =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(in thousands except per share amounts)
                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                     1998          1997           1998         1997
                                                     ----          ----           ----         ----
REVENUES:
  Product                                          $4,258       $ 3,889        $13,402      $13,158
  Service                                           4,489         4,202         13,453       12,839
                                                   ------       -------        -------      -------
       Total revenues                               8,747         8,091         26,855       25,997
                                                   ------       -------        -------      -------
COST OF REVENUES                                    2,193         2,388          6,568        7,128
                                                   ------       -------        -------      -------
       Gross profit                                 6,554         5,703         20,287       18,869
                                                   ------       -------        -------      -------
OPERATING EXPENSES:
  Sales and marketing                               4,563         4,471         13,512       14,219
  Research and development                          1,516         1,654          4,506        5,423
  General and administrative                          934         1,150          3,011        3,444
  Restructuring charge (credit)                         0          (485)             0        1,557
                                                   ------       -------        -------      -------
                                                    7,013         6,790         21,029       24,643
                                                   ------       -------        -------      -------

       Operating Loss                                (459)       (1,087)          (742)      (5,774)

OTHER INCOME, NET                                     179           507            512          641
                                                   ------       -------        -------      -------

       Loss before provision for
         income taxes                                (280)         (580)          (230)      (5,133)

PROVISION FOR INCOME TAXES                              0             0             50           40
                                                   ------       -------        -------      -------
       Net loss                                    $ (280)      $  (580)       $  (280)     $(5,173)
                                                   ======       =======        =======      =======
       Basic and diluted net loss
         per share                                 $(0.04)      $ (0.09)       $ (0.04)     $ (0.82)
                                                   ======       =======        =======      =======
       Weighted average common shares
         outstanding                                6,377         6,338          6,413        6,287
                                                   ======       =======        =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


(in thousands)
                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        1998                   1997
                                                                                        ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $  (280)               $(5,173)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities:
       Depreciation                                                                      926                    887
       Restructuring charge                                                             (144)                 1,525
       Changes in assets and liabilities:
         Accounts receivable                                                             348                  1,616
         Prepaid expenses                                                                (54)                  (313)
         Accounts payable                                                                 21                   (196)
         Accrued expenses                                                               (592)                  (472)
         Deferred revenue                                                                426                   (358)
                                                                              --------------         --------------
           Net cash provided by (used in) operating activities                           651                 (2,484)
                                                                              --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of short-term investments                                                    1,616                  2,453
     Sales (purchases) of long-term investments                                        1,041                   (303)
     Purchases of property and equipment                                                (767)                (1,162)
     Increase (decrease) in other assets                                                  84                    (77)
                                                                              --------------         --------------
           Net cash provided by investing activities                                   1,974                    911
                                                                              --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds                                                                            248                    848
     from exercise of stock under stock plans
     Purchase                                                                           (731)                     -
     of treasury stock
                                                                              --------------         --------------
           Net cash provided by (used in) financing activities                          (483)                   848
                                                                              --------------         --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (5)                  (289)
                                                                              --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,137                 (1,014)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        10,958                 11,679
                                                                              --------------         --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $13,095                $10,665
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

                      GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Operations

Gensym Corporation (the "Company") is a leading supplier of software products and services for intelligent operations management in a broad range of industries, including manufacturing, telecommunications, government, aerospace, transportation, and financial services.

2.  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30,1998 and the results of its operations for the three and nine-month periods ended September 30,1998 and 1997 and its cash flows for the nine months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 20, 1998. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.  Cash Equivalents and Investments

The Company applies Statement of Financial Accounting Standards ("SFAS")
No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at September 30, 1998 and December 31, 1997. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of September 30, 1998 and December 31, 1997 consist of commercial paper and municipal bonds with original maturity dates greater than three months that mature within one year. Long-term investments held as of December 31, 1997 consisted of municipal bonds with maturity dates of greater than one year.

4.  Recently Issued Accounting Pronouncements

On January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. Adoption of this pronouncement did not have a material effect on the revenue recognition practices of the Company.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), effective January 1,1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999.

5.   Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows (in thousands):

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                              1998        1997        1998         1997
                                                            --------    -------     --------     --------
Comprehensive income (loss):
    Net loss                                                $   (280)   $  (580)    $   (280)    $ (5,173)
    Other comprehensive income (loss):
      Foreign currency adjustment                                 77        (68)         (32)        (318)
                                                            --------    -------     --------     --------
          Comprehensive loss                                $   (203)   $  (648)    $   (312)    $ (5,491)
                                                            ========    =======     ========     ========

6.    Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, basic net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the three and nine-month periods ended September 30, 1998 and 1997. Diluted net loss per share for the three and nine months ended September 30, 1998 and 1997 was computed using the weighted average number of common shares outstanding. As of September 30, 1998 and 1997, 38,351 and 84,061, stock options, respectively, were not included in diluted weighted average shares outstanding as the effect would have been antidilutive.

7.    Stockholders' Equity

On July 1, 1998, the Board of Directors approved a plan for the Company to repurchase up to 650,000 shares of the Company's common stock. Common stock share repurchases are funded using available cash. As of September 30, 1998, the Company had repurchased 194,200 shares at a cost of $731,000.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company was incorporated in 1986 to provide software products for intelligent operations management. The Company's core product, G2, and G2-based products are sold to customers for a broad array of intelligent operations management applications in a wide range of industries, including manufacturing, telecommunications, government, aerospace, transportation, and financial services. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

  The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through a network of value-added resellers and systems integrators, who provide consulting services and integrated solutions to their customers. The Company also licenses its software to OEM customers, who use it as a component of their product offerings. The Company maintains three strategic business units, Manufacturing, Communications, and Advanced Systems, to coordinate the domain-specific expertise, products, and services required to serve mainstream customers in their respective focus markets. The Company intends to continue to expand the market for intelligent operations management systems by selling and delivering products and solutions with and through partners to large organizations with complex operations and the potential for extensive application proliferation.

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

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:



                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                        1998                1997                1998                1997
                                                        ----                ----                ----                ----
REVENUES:
   Product                                              48.7%               48.1%               49.9%               50.6%
   Service                                              51.3%               51.9%               50.1%               49.4%
                                                   -----------         -----------         -----------         -----------
        Total revenues                                 100.0%              100.0%              100.0%              100.0%
                                                   -----------         -----------         -----------         -----------
COST OF REVENUES                                        25.1%               29.5%               24.5%               27.4%
                                                   -----------         -----------         -----------         -----------
        Gross profit                                    74.9%               70.5%               75.5%               72.6%
                                                   -----------         -----------         -----------         -----------
OPERATING EXPENSES:
   Sales and marketing                                  52.2%               55.3%               50.3%               54.7%
   Research and development                             17.3%               20.4%               16.8%               20.9%
   General and administrative                           10.7%               14.2%               11.2%               13.2%
   Restructuring charge (credit)                           0%               (6.0%)               0.0%                6.0%
                                                   -----------         -----------         -----------         -----------
                                                        80.2%               83.9%               78.3%               94.8%
                                                   -----------         -----------         -----------         -----------
        Operating loss                                  (5.3%)             (13.4%)              (2.8%)             (22.2%)
                                                   -----------         -----------         -----------         -----------

OTHER INCOME, NET                                        2.0%                6.2%                1.9%                2.5%
                                                   -----------         -----------         -----------         -----------
        Loss before provision for income taxes          (3.3%)              (7.2%)              (0.9%)             (19.7%)

PROVISION FOR INCOME TAXES                               0.0%                0.0%                0.2%                0.2%
                                                   -----------         -----------         -----------         -----------
        Net loss                                        (3.3%)              (7.2%)              (1.1%)             (19.9%)
                                                   ===========         ===========         ===========         ===========

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

  The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

  Total revenues for the three and nine months ended September 30, 1998 were $8.7 million and $26.9 million, respectively, an increase of 8.1% and 3.3% from $8.1 million and $26.0 million in the comparable periods of fiscal 1997. For the three-month period ended September 30, 1998 the increase in total revenues was attributable to increased sales of product licenses and consulting services, primarily in the United States. For the nine-month period ended September 30, 1998, the increase in total revenues was primarily attributable to an increase in service revenues and, to a lesser extent, to an increase in product licenses. For the three and nine months ended September 30, 1998 international revenues accounted for 38.6% and 43.8% of total revenues, respectively, compared to 38.6% and 43.9% of total revenues in the comparable periods of fiscal 1997.

     Product. Product revenues for the three and nine months ended September 30, 1998 were $4.3 million and $13.4 million, respectively, an increase of 9.5% and 1.9% from $3.9 million and $13.2 million in the comparable periods of fiscal 1997. Product revenues for the three months ended September 30, 1998, increased principally due to the Company recording $925,000 in revenue as part of an OEM license arrangement. Product revenues for the nine month period declined as a result of a business slowdown in the European and Asian markets which was, in part, offset by growth in the domestic revenues.

  Service. Service revenues for the three and nine months ended September 30, 1998 were $4.5 million and $13.5 million, respectively, an increase of 6.8% and 4.8% from $4.2 million and $12.8 million in the comparable periods of fiscal 1997. The increase in service revenues for both the three and nine-month periods ended September 30, 1998, was primarily due to an increase in application consulting revenues and, to a lesser extent, increased maintenance fees derived from an increased customer base, partially offset by a decrease in educational services.


Cost of Revenues

  Cost of revenues primarily consists of consulting labor, technical support costs and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and nine months ended September 30, 1998 were $2.2 million and $6.6 million, respectively, a decrease of 8.2% and 7.9% from $2.4 million and $7.1 million in the comparable periods of fiscal 1997. Gross profit on revenues for the three and nine months ended September 30, 1998 was 75% and 76%, respectively, an improvement from 70% and 73% in the comparable periods of fiscal 1997. The increase in gross profit for the three and nine-month periods ended September 30, 1998, resulted primarily from improved utilization of consulting personnel as well as lower product distribution costs.


Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. These expenses for the three and nine months ended September 30, 1998 were $4.6 million and $13.5 million, respectively, an increase of 2.1% and a decrease of 5.0% from $4.5 million and $14.2 million in the comparable periods of fiscal 1997. As a percentage of revenues, sales and marketing expenses were 52.2% and 50.3%, respectively, for the three and nine months ended September 30, 1998 compared to 55.3% and 54.7% for the comparable periods of fiscal 1997. The decrease for the nine months ended September 30, 1998 was primarily due to lower facility and leased equipment costs due to the consolidation of field sales offices and other actions taken in connection with the Company's restructuring implemented in the comparable period of fiscal 1997.

  Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and nine months ended September 30, 1998 were $1.5 million and $4.5 million, respectively, a decrease of 8.4% and 16.9% from $1.7 million and $5.4 million in the comparable periods of fiscal 1997. As a percentage of revenues, research and development expenses were 17.3% and 16.8%, respectively, for the three and nine months ended September 30, 1998 as compared to 20.4% and 20.9% for the comparable periods of fiscal 1997. The decrease was primarily due to a reduction in personnel, the consolidation of headquarter facilities, and other actions taken in connection with the Company's restructuring implemented in the nine month period ended September 30, 1997.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and nine months ended September 30, 1998 were $900,000 and $3.0 million, respectively, a decrease of 18.8% and 12.6% from $1.2 million and $3.4 million in the comparable periods of fiscal 1997. As a percentage of revenues, general and administrative expenses were 10.7% and 11.2%, respectively, for the three and nine months ended September 30, 1998 as compared to 14.2% and 13.2% for the comparable periods of fiscal 1997. The decrease was primarily due to a reduction in personnel, the consolidation of headquarter facilities, and other actions taken in connection with the Company's restructuring implemented in the nine month period ended September 30, 1997.

Other Income

  Other income consists primarily of interest income partially offset by foreign exchange transaction gains and losses. Other income for the three and nine months ended September 30, 1998 was $179,000 and $512,000, respectively, as compared to $507,000 and $642,000 in the comparable periods of fiscal 1997. The decrease in the three and nine-month periods ended September 30, 1998 was primarily attributable to the Company's recovery of its 50% share of a joint venture investment during the same period in 1997, partially offset by an increase in interest income due to higher cash balances and a decrease in foreign exchange transaction losses.

Income Taxes

  The Company generated a tax loss carryforward in the United States during the three months ended September 30, 1998. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates. The Company's effective tax rate was 0% for the three-month periods ended September 30, 1998 and 1997. For the nine-month periods ended September 30, 1998 and 1997, the Company's provision for income taxes primarily pertained to income taxes in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its operations (including capital expenditures) primarily with cash from operations and from its current cash and short-term investments balances. In addition, the Company has $3.8 million of equipment financed under long-term operating leases. The Company's operating lease commitments consist primarily of operating leases for the Company's facilities and computers.

  The Company's operating activities generated of $651,000 and used $2.5 million during the first nine months of 1998 and 1997, respectively. Cash generated in operations in the first nine months of 1998 was primarily due to a decrease in accounts receivable and increases in deferred revenue and accounts payable, partially offset by a decrease in accrued expenses and an increase in prepaid expenses. Cash used in operations in the first nine months of 1997 was primarily due to the net loss for that period and decreases in accounts payable, accrued expenses and deferred revenue, partially offset by the restructuring charge and a decrease in accounts receivable. During the nine-month period ended September 30, 1998 the Company's net accounts receivable balance decreased to $8.0 million from $8.3 million. Days sales outstanding was 79 days at September 30, 1998 compared to 73 days at June 30, 1998 and 79 days at both March 31, 1998 and December 31, 1997.

  Investing activities provided $2.0 million and $911,000 during the nine-month period ended September 30, 1998 and 1997, respectively. The principal proceeds in the nine-month period ending September 30, 1998 were from the sale of $1.6 million in short-term investments and $1.0 million in long-term investments, partially offset by the purchase of $767,000 in property and equipment, including a sales force automation software system. During the nine-month period ended September 30, 1997, the sale of short-term investments provided
$2.5 million, which was offset primarily by the purchase of $1.2 million in property and equipment, principally computer equipment and software, and by the purchase of $303,000 in long-term investments. The Company expects that its requirements for computers, office facilities, and office equipment will fluctuate as staffing requirements dictate and that such equipment and facilities will be available when needed.

  Financing activities utilized $483,000 and provided $848,000 during the nine-month period ended September 30, 1998 and 1997, respectively. The principal use in the nine-month period ending September 30, 1998 was the purchase of $731,000 of treasury stock, partially offset by proceeds of $248,000 from the exercise of stock options under stock option plans. During the nine-month period ended September 30, 1997, $848,000 was generated from the exercise of stock options under stock option plans. In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its common stock on the open market. As of September 30, 1998, 194,200 shares had been repurchased at a cost of $731,000.

  At September 30, 1998, the Company had cash, cash equivalents, and short-term investments of $16.3 million. The Company regularly invests excess funds in short-term, highly rated money market funds, government securities, and commercial paper. The Company believes that the currently available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through September 30, 1999.

  At September 30, 1998, the Company had available a bank line of credit to borrow up to $1.0 million at an interest rate of prime. There were no borrowings under the bank line of credit for the period ended September 30, 1998. This bank line of credit requires the Company to maintain certain financial covenants. The Company was in compliance with all covenants contained in the bank line of credit at September 30, 1998 and during the first nine months of 1998. This bank line of credit will expire on January 31, 1999 and the Company expects that the line of credit will be renewed on substantially similar terms.

YEAR 2000 DISCLOSURE
--------------------

  Historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. This could lead, for example, to a computer's interpreting "00" as the year 1900 rather than the Year 2000. This phenomenon could result in major computer system failures or miscalculations and is generally referred to as the "Year 2000" problem or issue.

  The Company has developed a phased Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. The Company continues to respond to customer concerns about prior versions of its products on a case-by-case basis.

  The Company has defined "Year 2000 compliant" as the ability to (i) correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change; (ii) function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration; (iii) where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner; (iv) if the date elements in interfaces and data storage specify the century, store and provide output of date information in ways that are unambiguous as to century; and (v) recognize Year 2000 as a leap year. The Company has not tested its products on all platforms or all versions of operating systems that it currently supports and has advised its customers to verify that their platforms and operating systems support the transition to the Year 2000.

  The Company has completed an initial review and assessment of its products and, with the exception of the products discussed below, the Company believes that its current products are Year 2000 compliant. For example, the Company's core G2 product has two built-in techniques for storing and processing time and date information. These techniques are time stamp and intervals. Time stamps are 64-bit IEEE floating point numbers. Intervals are stored as integers. Neither of these representations imposes a practical limit on the size of the date value stored and do not pose any problems with the passing of the millennium. Therefore, the Company does not believe that the Company's products, except those discussed below, will be adversely affected by date changes to the Year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 compliant. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

  While the Company believes that current versions of its products are Year 2000 compliant, other factors may result in an application created using the Company's products not being Year 2000 compliant. Some of these factors include improper programming techniques used by third parties in creating the application or non-compliance of the underlying hardware, operating system, or third-party software on which the software runs. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and the Company is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

  Testing has revealed that a specific G2 system procedure and the use of two-digit years in the built-in displays are not Year 2000 compliant. These problems were fixed in G2 5.0 Rev. 3.

  The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has initiated an assessment of its material internal IT systems (including both the Company's own software products and third-party software and hardware technology) and its non-IT systems. The Company expects to complete that testing in early 1999. To the extent the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems. There can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems.

  The Company does not currently have any information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if the Company's current or future customers fail to achieve Year 2000 compliance, or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

  The Company has funded its Year 2000 plan from operating cash flows and has not separately accounted for these costs in the past. The Company may incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for its products, product engineering and customer satisfaction. The Company may experience material problems and costs with Year 2000 compliance that could adversely affect the Company's business, results of operations, and financial condition.

  The Company has not fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its initial operations. The costs of developing and implementing such plan may itself be material. The necessity of a contingency plan will be evaluated based on the outcome of its assessment and testing of the Year 2000 readiness of material third-parties. Preparation of contingency plans is targeted for the third quarter of 1999 (which plans will thereafter be revised from time to time as deemed appropriate). Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related services interruptions.

  The Company expects to complete these assessments and testing, as well as the testing of its internal systems, by early 1999 and does not anticipate that any of these potential issues will have a material adverse effect on the Company's business, financial condition and operating results.

  Additionally, there can be no assurance that the Company will not be the subject of lawsuits regarding the failure of the Company's products (former or present) in the event they are not Year 2000 compliant. Despite the testing and remediation efforts undertaken by the Company, the Company's products may contain errors or defects associated with the Year 2000. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, because the computer system in which the Company's products are used involve different hardware, software and firmware components from different manufacturers, it may be difficult to determine which component in a system caused a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products are Year 2000 compliant. Any Year 2000 related suits, if adversely determined, could have a material adverse effect on the Company's business, operating results and financial conditions.

  The foregoing review of the Company's Year 2000 readiness, including estimates of the time frames and costs for addressing the known Year 2000 issues confronting the Company, is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material difference include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's operating results, including, without limitation, the following:

Emerging Market for Intelligent Operations Management Systems. Substantially all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent operations management systems. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent operations management systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent operations management systems successfully nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end users in its markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools with which to develop application-specific functionality and solutions. Meeting this demand has required the Company to modify its sales approach. The Company is also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to shifts in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

Dependence Upon Development of Sales and Marketing Force. The Company's future success will depend, in part, upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate, manage, and retain new sales and marketing personnel. There can be no assurance that the Company's investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. The Company's inability to utilize its sales and marketing force effectively could have a material adverse effect on the Company's business, operating results and financial condition.

Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. The Company has, at times, recorded quarterly losses, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from nine to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could also contribute to this quarterly variability. In addition, the Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. The Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

Economic Factors and Industry Concentration. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Such capital expenditures are also susceptible to industry-specific economic downturns. Specifically, the Company derives a significant portion of its revenues from the chemical and petrochemical industries. The Company derived 19.7%, 26.8%, and 12.3% of its product revenues in the chemical and petrochemical industries in 1996, 1997 and the first nine months of 1998, respectively. Accordingly, the Company's future success is dependent upon the continued demand for process control and optimization software from companies in the chemical and petrochemical industries. The Company believes that economic downturns and pricing pressures experienced by chemical and petrochemical companies in connection with cost-containment measures have led to delays and reductions in certain capital and operating expenditures by many of such companies worldwide. These industries are highly cyclical and have experienced weakened demand in the past, which has adversely affected the Company's revenues, gross margin, and operating results during such periods. Future recessionary conditions in the industries which use the Company's products may adversely affect the Company's business, results of operations, or financial condition.

Product Concentration. The Company's current product offerings are primarily G2, an object-oriented development and deployment environment for building intelligent operations management systems, and software application products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based application-specific products and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful product development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

Migration to Microsoft Windows and Object Exchange Standards. The Company believes that client user interfaces compliant with Microsoft Windows and MOTIF are increasingly the preferred choice of its customers. In order to gain wider customer penetration, the Company must respond to this market choice. Accordingly, the Company is developing and has achieved initial commercial release of a client access product that is Microsoft Windows and MOTIF compliant. There can be no assurance that the Company will be successful in further developing and marketing this new product. Any delay or failure to bring this product to market could affect the Company's competitive position or limit its growth opportunities.

Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs, and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers, systems integrators and OEMs represented 28%, 35% and 33% of the Company's product revenues in 1996, 1997 and the first nine months of 1998, respectively. Sales of the Company's products to and by distributors, primarily the Company's Japanese distributor, accounted for 14%, 8% and 3% of the Company's product revenues in 1996, 1997 and the first nine months of 1998, respectively. The loss of one or more major third-party distributors, OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

Risks Associated With International Operations. The Company's international revenues represented 42%, 46% and 44% of total revenues in 1996, 1997 and the first nine months of 1998, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. The Company derives a portion of its international revenues from customers in Asia, including customers in Japan. Currency fluctuations and instability in Asian financial markets may reduce potential customers' investment in capital projects that utilize the software products developed and marketed by the Company and its partners. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

Certain companies such as Objective Systems Integrators, Inc. and Pavilion sell "point solutions" that compete with the Company's products with respect to specific applications or uses. Several companies including Ilog S.A. and System Management Arts offer products with limited real-time, expert system, or fault isolation capabilities at lower price points than those provided by the Company. These products often require extensive programming with languages such as C or C++ for complete implementation. Although the Company believes that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than the Company and might introduce new or improved products to compete with G2, possibly at lower prices.

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

Year 2000 Compliance. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third party equipment and software that may not be Year 2000 compliant. Known or unknown errors or defects, with regard to the Year 2000 and thereafter, in the Company's products and systems could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, or significant litigation, any of which could materially adversely affect the Company's business, operating results or financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

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

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        (a) Exhibit Index
            Exhibit 27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed by Gensym during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GENSYM CORPORATION
                                       (Registrant)



                                       /s/ Lowell B. Hawkinson
                                       -----------------------
       Dated:  November 13, 1998       Lowell B. Hawkinson
                                       Chairman of the Board,
                                       Chief Executive Officer
                                       and Treasurer
                                       (Principal Executive Officer and
                                       Principal Financial Officer)