Form 10-K
period 1998-12-31
GENSYM CORP
filed 1999-03-26
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark one)

X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
-
                                    of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

   125 CAMBRIDGEPARK DRIVE
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

     Yes  X                                       No ___
          -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

     As of March 25, 1999 there were 6,055,945 shares of the Registrant's Common Stock outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,653,849 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 25, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE




                                                          Part of Form 10-K
   Document                                             into which incorporated
   --------                                             -----------------------

   Portion of the Registrant's Proxy Statement
   for the 1999 Annual Meeting of Stockholders        Items 10, 11, 12 and 13 of
   to be held on Friday, May 21, 1999 at              Part III
   10:00 A.M. at the offices of Hale & Dorr LLP,
   60 State Street, Boston, MA 02109

                              GENSYM CORPORATION
                                FORM 10-K INDEX

                                                                                      Page No.
                                                                                      --------
   PART I

   Item 1.     Business                                                                4-14
   Item 2.     Properties                                                                14
   Item 3.     Legal Proceedings                                                         14
   Item 4.     Submission of Matters to a Vote of Security Holders                       14


   PART II

   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters     15
   Item 6.     Selected Financial Data                                                15-16
   Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                  16-28
   Item 7A.    Qualitative and Quantitative Disclosures about Market Risk                29
   Item 8.     Financial Statements and Supplementary Data                            30-42
   Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                  43


   PART III

   Item 10.    Directors and Executive Officers of the Registrant                        43
   Item 11.    Executive Compensation                                                    43
   Item 12.    Security Ownership of Certain Beneficial Owners and Management            43
   Item 13.    Certain Relationships and Related Transactions                            43

   PART IV

   Item 14.    Exhibits, Financial Statements and Reports on Form 8-K                    44
               Signatures                                                                45

   PART I.

   ITEM 1.  BUSINESS

      Gensym Corporation ("Gensym" or the "Company") is a leading supplier of software products and services for intelligent operations management. The Company's products can be used on-line to monitor complex operations, analyze data, detect problems and opportunities, provide advice, make decisions, and take actions in real time. These products can also be used off-line in the design, planning, and scheduling of operations. The Company's core product, G2, and G2-based products are sold to customers for a broad array of applications in a wide range of industries, including manufacturing, telecommunications, aerospace, transportation, and financial services.

     The Company's success in providing software to visionary partners and end users has resulted in a broad installed base of application-specific solutions that provide success references for mainstream markets. In order to better meet the buying requirements of companies in its primary target markets, the Company has reorganized into four business units: Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa). These business units generally have their own specialized sales, business development, consulting, and product development resources to provide the level of application and industry specific knowledge needed to achieve sustained growth and profitability in their respective markets. Reorganization of the Company into business units with greater application focus has entailed a retraining of the sales force and a major change in account structure.

   STRATEGY

      Gensym's objectives are to increase the market for intelligent systems and extend its leadership in this market. To achieve these objectives, the Company employs the following strategies:

        Extend Technological Leadership and Enhance Ease of Use. The Company plans to build upon its technology base by adding new features and functionality to its existing products and expanding its product line, particularly at the level of application products that address common operational problems in its major markets. The Company believes that its leadership is primarily a result of its extensive set of advanced software technologies. The Company plans to continue to enhance the power, interoperability, and ease of use of its products by developing additional application functionality, development tools, utility components, object libraries, and interfaces that support important object- and data-exchange standards.

        Develop Business Units for Increased Sales and Application Effectiveness in Target Markets. To better align its sales resources with today's market requirements, Gensym has changed, beginning in 1999, from a unified worldwide sales organization to focused sales teams operating within four business units: Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa). The Company believes that this strengthened business unit structure better supports the level of application knowledge needed to sell effectively and achieve high rates of application success in its target markets.

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

        Increase Worldwide Delivery Channel. The Company strives to have sales and support presence in geographic regions in which the Company believes
      there is significant demand for its products and services.   Gensym has 20
      direct sales offices in North America, Europe, Africa, and Asia. In addition, the Company has established local distribution channels in Japan, South Africa and other international markets and has customer support service centers in North America and Europe.

        Expand Relationships with Marketing Partners. To encourage faster growth of the market for intelligent systems, the Company seeks to continue to form strategic relationships with systems integrators, value-added resellers, and OEMs that have experience in various targeted application markets and can build and install solutions using G2 and G2-based products.

        Increase Product Line Value in Target Markets. The Company has concentrated its sales of G2 and G2-based applications to customers in the manufacturing process industries, including chemical, oil and gas, food and beverage and pharmaceuticals, and in telecommunications, including aerospace and government. Gensym intends to penetrate these markets through the introduction of additional products that add functionality and knowledge applicable to manufacturers, communication service providers, and financial service providers. The Company plans to expand its relationships with its strategic partners to help accomplish this goal.

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

   Deployment Features

      Applications built on G2 are portable and interoperable across a number of computer platforms, so solutions can be offered on any of a wide range of platforms and later migrated to new and more powerful computers and operating systems. G2 currently runs on Intel PC's running Windows NT and on workstations from Compaq/Digital, Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under Windows NT, as well as the UNIX and VMS operating systems.

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

        Released in October 1998, Telewindows2 Toolkit is an entirely new component-based version of Telewindows that fully utilizes the native graphics capability of the client platform. This product complies with Microsoft Windows and MOTIF standards and is designed to run concurrently with the legacy Telewindows product. Telewindows2 Toolkit permits a G2 client to be developed and deployed within industry standard programming environments, such as Microsoft Visual Basic, Microsoft Explorer, and Netscape Navigator. G2 programming components such as workspaces and editors can be presented in a standards compliant manner. Telewindows2 Toolkit also supports the integration of both JavaBean and ActiveX components into the client part of a G2 application.

        In addition to Telewindows, G2 WebLink enables users to interact with G2 applications remotely from browsers like Netscape and Microsoft Explorer. Through support of hypertext transfer protocol (HTTP), this product "Web-enables" G2, that is, provides standard user access over Internet or Intranet connections.

   CONNECTIVITY PRODUCTS

         The Company and many of its marketing partners offer specific interface modules to allow on-line integration of G2 with external programs, systems, and databases. The Company offers interfaces to many standard databases such as those offered by Informix, Oracle, and Sybase. The Company is currently developing an interface module for integration of G2 with object-oriented databases. Interfaces to most popular factory control systems are available either from the Company and its partners or, in several cases, directly from the vendors of these systems.

      During 1998, Gensym released three new products that support industry object-exchange standards. These products include:

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

    G2-RELATED PRODUCTS

      The Company also offers a number of products that are built on G2 or commonly operate in conjunction with G2. These G2-related products include the following.

   OPERATIONS EXPERT

      Operations Expert (OPEX) is a family of products designed to add intelligence and value to traditional network management systems such as HP OpenView and IBM NetView and to provide intelligent operations support capable of addressing today's complex communications operations problems. With OPEX, users have an enhanced ability to meet service-level agreements, to manage growth cost-effectively, to minimize the risks of implementing new services and technologies, and to gain competitive advantage. Key functional uses include early detection of network problems, alarm/message/event filtering, alarm correlation across disparate platforms, root cause analysis, anticipating effects of network failures, and recommending and/or automating appropriate corrective actions.

      The OPEX product family includes:
      . OPAC--a general-purpose graphical language designed for easy graphical representation of operational procedures
      . Causal Directed Graph (CDG)--for building fault models that automatically pinpoint root causes of failures
      . IP Reachability Analyzer (IPRA)--for isolating the sources of network outages through model-based reasoning and proactive network probes

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

   NEURON-LINE STUDIO

      Released in December 1998, NeurOn-Line Studio is a Windows desktop tool for off-line analysis, modeling, and design optimization of processes, based on data from a data historian or spreadsheet data arrays. To make the tool easy for process engineers to use, many technical decisions such as selection of relevant inputs, time delays, and network architecture are automated. Once a model has been built for a process, NeurOn-Line Studio allows users to discover more profitable ways to run it through simulation and optimization. NeurOn-Line Studio models can be deployed either in a G2 environment or as Microsoft ActiveX objects in embedded Windows applications.

   RETHINK

      ReThink supports the design, simulation and operational management of processes. Using ReThink, process teams can work together to explore alternative business or manufacturing process designs quickly and easily on an electronic "canvas". Graphical blocks are connected to describe the sequences and interdependencies among processing tasks. ReThink brings process designs to life using computer animation, making it easy to visualize complex processes and measure their performance. ReThink "what-if" analyses can calculate the financial and performance impact of policy and process changes. ReThink modelers draw upon G2's strength in integration, enabling process models to be put on-line to create process monitoring, executive information systems, or workflow control applications.

   FERMENTATION EXPERT

      Fermentation Expert, introduced in 1998, supports the intelligent control and management of difficult-to-control fermentation processes. Its out-of-the-box application-specific capabilities make it easier for pharmaceutical and biochemical companies to develop fermentation control applications than if they were to begin with Gensym's G2 and GDA products, as they historically have.

   PRODUCTS UNDER DEVELOPMENT

      The Company is presently developing new G2-related products. The products and product families discussed below are in various stages of development and pre-release and are expected to be released within the next twelve months.

   G2 AGENTS

      The G2 Agents family of products extends the power of Gensym technology by allowing its distribution across a network, thus supporting massive scale-up in the size and complexity of intelligent operations management applications. G2 Agents are intelligent agent programs that can be generated to operate and co-operate on behalf of a G2 host application.
      G2 Agents can greatly offload and distribute intelligent processing from a G2 host application and the network on which it runs by bringing that processing closer to the sources of data and events. This is valuable, for example, in applications that maintain the availability of large communications networks. Such networks are difficult to manage since they have vast numbers of low-level events that must be continually monitored and analyzed. G2 Agents can be deployed throughout a network to locally monitor and filter events, and then, either directly or at the G2 host level, actions can be taken to resolve problems quickly. Other application areas that can benefit from the distributed intelligent processing enabled by G2 Agents include: supply chain management, advanced process control, and real time mining of data within an organization's on-line transaction processing systems (OLTPs).

      The G2 Agents family of products will provide a comprehensive environment for creating, testing, and deploying intelligent agent applications. It will offer a visual language for graphically building and deploying agents; a simulator for testing agent applications before putting them on line; a distributed rule and computation processor for handling a high volume of data and events; a deployment engine for dynamic downloading and updating of agents on network nodes; and a control center for monitoring agent processes, correlating information from multiple agents, and taking actions that are beyond the scope of individual agents. Major products in the G2 Agents family will include G2 Agent Development Environment (ADE), for visually building and testing agent applications, and G2 Agent Deployment Center (ADC), for automatically distributing and managing agents in real time. G2 ADE has already been used for several applications in the manufacturing and financial industries. G2 ADC is currently scheduled to go into beta testing at multiple sites in 1999.

   INTELLIGENT TRANSACTION MINING TOOLKIT (ITM)

      Gensym's Intelligent Transaction Mining Toolkit (ITM) supports the rapid development of applications that use G2 Agents to "eavesdrop" on transaction streams passed among an organization's on-line transaction processing systems (OLTPs). Agents "sniff" transactions and identify those that match a profile for further real-time processing. Such further processing may be graphically specified and may entail interpretation, correlation with other data, and real-time response (e.g., displaying a message, sending email, generating a Web page, initiating another transaction, etc.). ITM applications are massively scalable, flexible, and do not interfere with underlying OLTPs. ITM will be valuable to organizations that have been prevented from tapping the wealth of data in their transactions because of high costs and risks to their OLTP systems. Markets include financial services, government and military, and e-commerce. The first ITM-based product has been developed for an OEM and is undergoing testing at a customer site. Gensym plans to immediately begin seeking relationships with additional OEMs and large-scale integrators who serve the financial services, customer relationship management, and e-commerce markets.

   LAB EXPERT

      Lab Expert is a G2-based product that supports reduction of the new drug development cycle time in pharmaceutical companies by improving the productivity of chromatography methods development and execution. Lab Expert is currently installed at a customer site, and release is anticipated in late 1999.

   CUSTOMERS AND APPLICATIONS

      The Company's customers include end-users, value-added resellers, systems integrators and OEMs. Many of the largest industrial corporations in the world are customers of the Company. Listed below is a sampling of the Company's customers, in their respective industries:

              AEROSPACE                                             FOOD AND BEVERAGE
              ---------                                             -----------------
              Boeing                                                Cargill
              Hughes Aircraft                                       Nabisco
              Lockheed Martin
              NASA                                                  GOVERNMENT
              Storm Control Systems                                 ----------
                                                                    Defence Education and Research Agency (UK)
              AUTOMOTIVE                                            US Army AI Center
              ----------
              Ford
              Nissan                                                MINING
              Toyota (Japan)                                        ------
                                                                    Noranda
              CEMENT                                                Met-Mex Penoles (Mexico)
              ------                                                Anglo American (S. Africa)
              Lafarge (France)

                                                                    PHARMACEUTICAL
              CHEMICAL, OIL AND GAS                                 --------------
              ---------------------                                 Eli Lilly
              ABB Simcon                                            Pfizer
              Amoco Oil                                             Glaxo
              AspenTech
              British Petroleum                                     TELECOMMUNICATIONS
              Citgo Petroleum                                       ------------------
              Exxon                                                 AT&T
              PDVSA (Venezuela)                                     Ericsson Hewlett-Packard (Sweden)
              Siebe                                                 EUMETSAT (Germany)
              ICI Chemicals (UK)                                    GTE
              Phillips Petroleum                                    MCI
              Saudi Aramco                                          Motorola
              Shell
              Union Carbide                                         TRANSPORTATION
                                                                    --------------
              FINANCIAL                                             Aeroport International de Lyon (France)
              ---------                                             Serco Systems (UK)
              Andersen Consulting                                   US Dept. of Transportation
              Fidelity Investments
              MBNA
              SWIFT





   The Company has sold more than 11,000 licenses, which include both single-user and multiple-user site licenses, for its products to over 750 industrial, service and governmental organizations in more than 59 countries. The Company's products are used internationally in a broad array of applications, including the following with industries noted:

   BRITISH PETROLEUM, Et Al - Oil and Gas

      Gensym and Gensym Solution Partner EDS developed an oil field production management system for the Eastern Trough Area Project (ETAP) in the North Sea. A joint project of British Petroleum, Shell, Esso, Agip, Total, Murphy, and Moex, ETAP initially entails the integrated development of seven oil and gas accumulations. Gensym's G2 was chosen for the Integrated Production Management Environment (IPME) for ETAP's Central Processing Facility that acts as an export hub for all the oil and gas produced. G2 applications are used for an operator advisory system, a production forecasting system, and a capacity allocations system.

   Citgo PETROLEUM CORPORATION - OIL AND GAS

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

   COMPUTER SCIENCES CORPORATION - COMMUNICATIONS

      Computer Sciences Corporation (CSC) uses Gensym's products as the "brains" of a new class of Information Security Systems (ISS). Combining the output from other security tools, network management tools, and systems management tools with the knowledge of security experts, CSC's ISS applies the power of Gensym's reasoning engines in real time to identify security attacks that cannot be detected by any one tool. Once detected, notification of a potential attack is broadcast immediately with a format and content appropriate to the different audiences receiving it. The system uses multiple communications media for notification, including on-screen alarms, paging, and e-mail and, in the absence of a response, can automatically escalate the problem.

   ERICSSON HEWLETT-PACKARD TELECOMMUNICATIONS (EHPT) -- TELECOMMUNICATIONS

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

   EUMETSAT - TELECOMMUNICATIONS

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

   IMC-AGRICO CO. - PROCESS/MINING

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

   LAFARGE - PROCESS/CEMENT

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

   LOGISTICS INTEGRATION AGENCY - GOVERNMENT

      The U.S. Army's Logistics Integration Agency (LIA) is using ReThink, Gensym's process modeling and simulation tool, to better understand the Army's supply chain. The supply chain is complex and prone to inefficient use, resulting in inventory tracking problems, long lead times, and financial management difficulties. With ReThink, LIA constructed an animated model of the entire supply chain, from the retail level to the troops in the field. This model supports "what-if" analysis and can measure service times and costs, inventory levels, resource requirements, and financial performance. ReThink has given senior officers their first end-to-end view of the supply process, has become an important training tool for military logisticians, and is the key element in a newly-established laboratory for logistics policy studies.

   MANITOBA - GOVERNMENT

      The Provincial Government of Manitoba has been using ReThink to support its Better Systems Initiative. The purpose of the initiative is to use information and Internet technologies to improve government services. Manitoba has used Gensym's ReThink to design and re-engineer its core business and human services processes in pursuit of the initiative's visionary goals.

   MOTOROLA SATELLITE COMMUNICATIONS - Telecommunications

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

   THE PANAMA CANAL COMMISSION - Transportation

      The Panama Canal Commission selected Gensym's G2 product to build a critical component of its Enhanced Vessel Traffic Management System (EVTMS). This system is designed to develop and monitor transit schedules for all ships traveling through the canal. The schedules involve the complex coordination of resources such as tug boats and locomotives. The location and status of all ships and resources are monitored, and schedules are regenerated as necessary. EVTMS will provide the canal with Y2K compliant, 24x7 automated support for canal operations when control of the canal reverts to Panama.

   SALES AND MARKETING

      In order to reach the broadest possible market, the Company's business units utilize their direct sales resources and over 100 selected marketing partners.

      The Company markets its products in North America, Europe, Africa, and parts of Asia through its business units, which together employ 31 salespersons and 23 solutions engineers as of December 31, 1998. As of December 31, 1998, the Company had nine sales offices in North America and direct sales offices in Australia, France, Germany, Italy, Japan, the Netherlands, Singapore, Sweden, Tunisia and the United Kingdom. In 1996, 1997, and 1998, the Company received 42%, 46%, and 47% of its total revenues, respectively, from international operations. See Note 8 of Notes to Consolidated Financial Statements for financial information by geographic area.

      The Company's four strategic business units sell to major accounts and provide face-to-face contact with customers, both directly and through partners. Solutions engineers perform demonstrations at customer sites and assist customers in evaluating their technical requirements and in implementing G2 application prototypes. Regular seminars and workshops are hosted at the Company's larger offices to demonstrate the Company's products. The Company offers basic and advanced training courses that teach prospective and new customers how to build application solutions using the Company's products.

      The Company also distributes its products through 167 systems integrators and value-added resellers, who are selected for their capability to add substantial value by providing end users with focused application solutions built on G2. These systems integrators and VARs currently include organizations such as ABB, Control Software, EDS, Siebe Foxboro, Siemens, Science Systems, and L3 Communications. Product revenues from systems integrators and value-added resellers represented over 28%, 35%, and 25% of the Company's product revenues for 1996, 1997, and 1998, respectively.

      Gensym markets its products in Japan, Brazil, South Africa and certain other countries through distributors. These distributors have technical competence in the application of G2, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services. Sales of the Company's products by distributors, primarily the Company's Japanese distributor, accounted for 14%, 8%, and 3% of the Company's product revenues in 1996, 1997, and 1998, respectively.

      Gensym also licenses technology to OEMs, who embed it within their product offerings. Gensym has established relationships with several OEMs including Ericsson Hewlett-Packard Telecommunications ("EHPT"), an independent software company established by Ericsson and Hewlett Packard, and Motorola. EHPT has chosen Gensym's G2 software as the foundation for its Fault Management eXpert
   (FMX) product that intelligently handles network faults. Motorola uses Gensym's G2 technology for the intelligence within their Network Health Analyzer (NHA), a new product within their cellular infrastructure family.

      The Company's marketing personnel engage in a variety of activities, including lead generation, seminars, trade shows, public relations, direct marketing, advertising, and promotion of customer applications for publication in industry magazines and journals. More than 300 case studies of successful G2 applications have been documented.

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

      Gensym offers a variety of application engineering and consulting services on a fee-for-service basis. Gensym has expertise in applying its software in a variety of areas including network and systems management; manufacturing process management; process design, modeling, and simulation; pharmaceutical process design and control; water treatment; logistics; transportation; and finance. A key mission of the consulting staff is to assist partners, as well as end-users, in the successful development and deployment of intelligent systems applications based on G2. As of December 31, 1998, the Company's business units together employed a staff of 44 full-time consultants, which they supplement, when necessary, with external contractors.

      The Company offers a progressive series of introductory, intermediate and advanced training courses for customers, partners and potential users of its products. The courses are taught at the Company's corporate headquarters in Cambridge, Massachusetts, at its worldwide sales offices, and at customer locations. In 1998, more than 1,000 individuals worldwide completed courses offered by the Company.

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

      New products and enhancements to existing products are typically developed in response to discussions at user groups and customer feedback obtained by the Company's customer support and consulting personnel. New product initiatives are also taken to address targeted markets and industry standards. Recent areas of focus include conformance to Microsoft Windows and NT standards, CORBA compliance, component-based product architectures, Internet and World Wide Web technologies (standard browsers and Java/RMI), and agent-based intelligent systems.

      As of December 31, 1998, Gensym had 52 employees engaged in research and development, including software and hardware engineering, test and quality assurance and technical documentation. In 1996, 1997, and 1998 Gensym's research and development expenditures totaled $6.0 million, $7.0 million, and $6.0 million, respectively, representing 16.1%, 19.6%, and 17.2% of total revenues, respectively.

   COMPETITION

      The Company believes that there are no other commercially available products that offer the full range of capabilities embodied in the Company's products. While a number of software companies offer products that perform certain of the functions of G2 for specific applications, the Company believes that its products offer, as a single seamlessly integrated environment, the most comprehensive set of software technologies available to build successfully a broad range of intelligent system applications. Across all of the Company's markets, competition includes "point solutions," real-time and expert system products and traditional programming or internally developed software. In addition, virtually all of the Company's customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products.

      Certain companies such as Objective Systems Integrators, Inc., Micromuse, Systems Management Arts (SMARTS), and Pavilion sell "point solutions" that compete with the Company's products with respect to specific applications or uses. However, an intelligent system based on point solutions requires the integration of various software packages from different vendors, and is often difficult to maintain. Although they may provide a faster implementation, such systems may fail to provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic complex environment. Point solutions may also fail to provide the extensibility to add rules and neural networks, and may be difficult to migrate to more powerful computers.

      Several companies, including Ilog S.A., offer products with limited real-time or expert system development capabilities at lower price points than those provided by the Company. These products often require extensive programming with languages such as C or C++ for complete implementation. The Company believes that these products lack the comprehensive capabilities of its G2 environment and G2-based products, and therefore have limitations in the types of operational problems that they can address relative to G2.

      Some potential customers opt to build their own intelligent systems using traditional programming languages. These systems require that knowledge be programmed, usually at a high cost, and are typically difficult to adapt, reuse, maintain, and scale up. Building an intelligent system using traditional programming is a major effort that is often impractical -- particularly for applications that work in real time.

      The principal competitive factors in all of the Company's markets are functionality, ease of use, price, distribution capabilities, quality, performance, customer support, and availability of application software implementation services. The Company believes that its products are superior in terms of functionality, ease of use, and performance in the advanced applications that constitute the Company's principal market, and that it competes favorably on the basis of these factors. In order to maintain its competitive position, the Company must continue to enhance its existing products and introduce new products that meet evolving customer requirements. It must also maintain a valid perceived value proposition in comparison with its expert systems competitors. There is no assurance that the market position or the competitive advantages of the Company will continue. See "Certain Factors That May Affect Future Results - Competition."

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

      Gensym(R), G2(R), NeurOn-Line(R), ReThink(R), and Operations Expert(R) are registered trademarks of the Company. The Gensym logo, GDA, ReThink, G2 WebLink, and OPEX are trademarks of the Company. The Company has filed applications to register Gensym, G2, NeurOn-Line, and OPEX in certain foreign jurisdictions. In addition, the Company has an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

   BACKLOG

      The Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

   EMPLOYEES

      As of December 31, 1998, the Company had 256 full-time employees, including 97 in sales and marketing, 52 in product development, 47 in consulting services, 27 in customer support, production and licensing, and educational services, and 33 in general and administrative functions. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

   ITEM 2.  PROPERTIES

      The Company's headquarters and principal operations are located in a leased facility with 52,322 square feet in Cambridge, Massachusetts. The Company's lease expires on December 31, 2000, with an option to renew for an additional term of five years. In addition to rental expenses, the Company must also pay an allocated portion of operating expenses and taxes each year. The Company also leases sales office space in the metropolitan areas of several cities throughout North America, as well as Australia, France, Germany, Italy, the Netherlands, Singapore, Sweden, Tunisia and the United Kingdom. The Company has its European headquarters in Leiden, The Netherlands, where it leases over 9,000 square feet of office space. The Company's aggregate rental expense, net of rental income from sub-leases, for all facilities during 1998 was $1.8 million. Gensym believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as required.

   ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's securityholders during the fourth quarter of 1998.

   EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company and their respective ages as of March 10, 1999 are as follows:

          Name               Age                      Position

   Lowell B. Hawkinson       56    Chairman of the Board of Directors, Chief Executive Officer, Treasurer and Secretary
   Robert L. Moore           56    President and Director
   William H. Wood           60    Senior Vice President, Communications Business Unit
   James T. Pepe             54    Vice President, Product Development
   Mark H. Whitworth         47    Vice President, Advanced Systems Business Unit
   Carl Davies               37    Vice President and Managing Director, EMA

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

   Mr. Davies joined the Company in 1993 as an Area Sales Manager for the United Kingdom region. He was promoted in 1996 to Director of Sales for EMA (Europe/Middle East/Africa) and in 1998 to Vice President of Operations for EMA. Previously, Mr. Davies worked with British Petroleum as a software and systems engineer, two years of which were spent working with BP Ventures.
   Mr. Davies holds a B.S. degree in Mechanical Engineering and a Masters degree in Systems Engineering from the University of Wales Institute of Science and Technology, Cardiff, Wales.


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

      The table below sets forth the high and low sales prices of the Company's Common Stock by quarter, for the years 1997 and 1998.

               1997                 High              Low
          -------------------    ------------     ----------
          First quarter             15   1/4        7   5/8
          Second quarter             7              4   1/2
          Third quarter              6              4   1/4
          Fourth quarter             7   1/4        4  9/16

               1998                 High              Low
          -------------------    ------------     ----------
          First quarter              8   7/8        4  9/16
          Second quarter             8   3/4        4  5/16
          Third quarter              4 11/16        2 15/16
          Fourth quarter             4 11/16        1   3/4


      The Company has never declared or paid cash dividends on its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

      The number of holders of record of the Company's Common Stock at March 25, 1999 was 108. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

   (B) STOCK REPURCHASE PROGRAM

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 1998, 345,200 shares had been repurchased at a cost of $1,278,000.

   ITEM 6.  SELECTED FINANCIAL DATA

      The selected consolidated balance sheet data presented below as of Decembers 31, 1998 and 1997 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 1998 are derived from the Company's Consolidated Financial Statements, included elsewhere in this Annual Report, which have been audited by Arthur Andersen LLP, independent public accountants (the "Consolidated Financial Statements"). The selected consolidated balance sheet data presented below as of December 31, 1996, 1995, and 1994, and the selected consolidated statement of operations data for the years ended December 31, 1995 and 1994, are derived from the Company's Consolidated Financial Statements, not included in this Annual Report on Form 10-K, all of which have been audited by Arthur Andersen LLP, independent public accountants. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                      1998             1997             1996            1995            1994
                                             ----------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF
   OPERATIONS DATA:
Revenues:
     Product                                      $16,910,670      $18,433,520      $21,358,295     $16,438,400     $11,426,593
     Service                                       18,067,035       17,075,603       15,877,240      11,702,577       8,164,778
                                             ----------------------------------------------------------------------------------
        Total revenues                             34,977,705       35,509,123       37,235,535      28,140,977      19,591,371

Cost of Revenues                                    8,697,594        9,352,348        7,385,215       5,314,654       2,823,037
                                             ----------------------------------------------------------------------------------
Gross profit                                       26,280,111       26,156,775       29,850,320      22,826,323      16,768,334
                                             ----------------------------------------------------------------------------------
Operating expenses:
     Sales and marketing                           18,275,852       18,802,113       17,432,861      14,568,045       9,371,574
     Research and development                       6,022,931        6,977,143        5,983,741       5,267,461       4,590,220
     General and administrative                     4,133,849        4,528,147        3,699,254       2,619,103       2,630,943
     Restructuring charge                                   -        1,557,253                -               -               -
                                             ----------------------------------------------------------------------------------
        Total operating expenses                   28,432,632       31,864,656       27,115,856      22,454,609      16,592,737
                                             ----------------------------------------------------------------------------------
Operating income (loss)                            (2,152,521)      (5,707,881)       2,734,464         371,714         175,597
Other income, net                                     714,509          779,118          517,758         236,030         258,077
                                             ----------------------------------------------------------------------------------
Income (loss) before provision for
     income taxes                                  (1,438,012)      (4,928,763)       3,252,222         607,744         433,674
Provision for income taxes                             50,000           40,000        1,204,000         411,000         302,000
                                             ----------------------------------------------------------------------------------
Net income (loss)                                 $(1,488,012)     $(4,968,763)     $ 2,048,222     $   196,744     $   131,674
                                             ==================================================================================
Basic income (loss) per share (1) (2)                  $(0.23)          $(0.79)           $0.35           $0.05           $0.03
                                             ==================================================================================
Diluted income (loss) per share (1) (2)                $(0.23)          $(0.79)           $0.33           $0.04           $0.03
                                             ==================================================================================
Weighted average common shares
     outstanding (1) (2)                            6,371,190        6,309,815        5,909,511       3,993,600       3,990,531
                                             ==================================================================================

Weighted average common shares outstanding
     assuming dilution (1)(2)                       6,371,190        6,309,815        6,286,170       4,762,245       4,758,411
                                             ==================================================================================

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
     investments                                  $14,533,627      $15,801,349      $19,589,852     $ 5,092,201     $ 6,772,671
Working capital                                    14,650,126       15,148,820       20,469,778       6,176,328       6,585,277
Total assets                                       28,267,762       31,517,107       36,257,621      17,846,495      14,335,231
Total stockholders' equity                        $17,483,311      $19,828,365      $24,068,455     $ 8,610,577     $ 8,360,244

(1) Computed as described in Note 1(i) of Notes to Consolidated Financial Statements.
(2) Income (loss) per share has been restated for the effect of adopting SFAS No. 128, Earnings per Share

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

      The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through value-added resellers and systems integrators, who provide consulting services and integrated solutions to their customers. The Company further licenses technology to OEMs, who embed it within their product offerings.

      In order to better meet the buying requirements of companies in its primary target markets, the Company has reorganized into four business units:
   Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa). These business units generally have their own specialized sales, business development, consulting, and product development resources to provide the level of application and industry specific knowledge needed to achieve sustained growth, and profitability in their respective markets. Reorganization of the Company into business units with greater application focus has entailed a retraining of the sales force and a major change in account structure.

      The Company continued tight control over operating costs throughout 1998, maintaining level headcount and instituting cost controls as necessary.

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

   RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                   1998                    1997                    1996
                                             ---------------        ----------------        ----------------
          Revenues:
            Product                               48.3%                   51.9 %                  57.4 %
            Service                               51.7                    48.1                    42.6
                                             ---------------        ----------------        ----------------
              Total revenues                     100.0                   100.0                   100.0

          Cost of revenues                        24.9                    26.3                    19.9
                                             ---------------        ----------------        ----------------
          Gross margin                            75.1                    73.7                    80.1
                                             ---------------        ----------------        ----------------
            Sales and marketing                   52.3                    53.0                    46.8
            Research and development              17.2                    19.6                    16.1
            General and administrative            11.8                    12.8                     9.9
            Restructuring charge                     -                     4.4                       -
                                             ---------------        ----------------        ----------------
              Total operating expenses            81.3                    89.8                    72.8
                                             ---------------        ----------------        ----------------
Operating income (loss)                           (6.2)                  (16.1)                    7.3

Other income, net                                  2.0                     2.2                     1.4
                                             ---------------        ----------------        ----------------
Income (loss) before provision for
          income taxes                            (4.2)                  (13.9)                    8.7

Provision for income taxes                         0.1                     0.1                     3.2
                                             ---------------        ----------------        ----------------
Net income (loss)                                 (4.3)  %               (14.0)  %                5.5 %
                                             ===============        ================        ================

   YEARS ENDED DECEMBER 31, 1998 AND 1997

   REVENUES

      The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

      Total revenues were $35.0 million for the year ended December 31, 1998 as compared to $35.5 million for 1997, a decrease of $0.5 million or 1.5%. The decrease in total revenues was attributable to decreased sales of product licenses, partially offset by an increase in service revenues. International revenues accounted for 47% and 46% of total revenue in 1998 and 1997, respectively.

      Product. Product revenues decreased to $16.9 million for the year ended December 31, 1998 from $18.4 million in 1997, a decrease of 8.3%. The decrease in product revenues reflects, in large part, decreased demand for the Company's products in the Asia-Pacific region and in the petrochemical industry where low oil prices have resulted in tighter budgets and delayed purchase decisions. The Company has historically derived a significant percentage of its revenue from the petrochemical industry. Also contributing to decreased revenue is the diversion of resources by some customers and prospects to address Y2K issues, resources that might otherwise have been used to develop and deploy G2-based solutions. The Company expects product revenues to increase, due to the Company's reorganization into more focused and specialized business units that can provide the required level of application and industry specific knowledge and products in the Company's most promising markets and due to anticipated resolution of the Year 2000 issue.

      Service. Service revenues increased to $18.1 million for the year ended December 31, 1998 from $17.1 million in the same period in 1997, an increase of 5.8%. The increase in service revenues was primarily due to an increase in application consulting revenues and, to a lesser extent, increased maintenance fees derived from an increased customer base, partially offset by a decrease in educational services. Maintenance revenues increased to $9.2 million for the year ended December 31, 1998 from $9.0 million in the same period in 1997, an increase of 2.2%. Consulting fees increased to $7.6 million for the year ended December 31, 1998 from $6.5 million in the same period in 1997, an increase of 16.9%. Fees for educational services decreased to $1.3 million for the year ended December 31, 1998 from $1.6 million in the same period in 1997, a decrease of 18.8%.

   COST OF REVENUES

      Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. Cost of revenues decreased to $8.7 million in 1998 from $9.4 million in 1997, a decrease of 7.0%. This decrease was primarily due to a decrease in consulting labor costs. Gross margin on revenues increased to 75.1% for the year ended December 31, 1998 from 73.7% in the same period in 1997. The increase in gross profit resulted primarily from improved utilization of consulting personnel coupled with higher consulting revenues and lower product distribution costs.

   OPERATING EXPENSES

      Total operating expenses decreased to $28.4 million for the year ended December 31, 1998 from $31.9 million in the same period in 1997, a decrease of 10.8%, due principally to cost reduction measures that were implemented in 1997. Such reductions included a 15% reduction in staff as well as reduced facilities and related costs.

      Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 1998, these expenses decreased 2.8% to $18.3 million (52.3% of total revenues) from $18.8 million (53.0% of total revenues) for the comparable period in 1997. The decrease in absolute dollars was primarily a result of a decrease in sales and marketing personnel and the closing and consolidation of several field sales offices. The Company plans to maintain approximately the current level of direct sales personnel and marketing expenses in the coming year. It is expected that sales and marketing expenses as a percentage of total revenues will decrease from 1998 levels due to anticipated higher revenues.

      Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. Research and development expenses decreased 13.7% to $6.0 million (17.2% of total revenues) for the year ended December 31, 1998 from $7.0 million (19.6% of total revenues) for the comparable period in 1997. The decrease in absolute dollars was primarily due to a reduction in personnel, the consolidation of headquarter facilities, and other actions taken in connection with the Company's restructuring implemented in the previous year. The Company achieved its major product release goals in 1998. The Company expects that research and development expenses will decrease slightly as a percentage of total revenues due to anticipated higher revenues.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, information systems, and general management, as well as legal and accounting expenses. These expenses decreased 8.7% to $4.1 million (11.8% of total revenues) for the year ended December 31, 1998 from $4.5 million (12.8% of total revenues) for the comparable period in 1997. The decrease in absolute dollars was primarily due to a reduction in personnel, the consolidation of headquarters facilities, and other actions taken in connections with the Company's restructuring plan as primarily implemented in 1997.

      Restructuring Charge. In 1998, no provision for a restructuring charge was made. As of June 30, 1998, the Company had taken actions in all intended areas consistent with its restructuring plan of June 1997 and had substantially completed that plan.

   OTHER INCOME

      Other income consists primarily of interest income augmented by net foreign exchange transaction gains. For the year ended December 31, 1998, other income decreased to $715,000 from $779,000 for the comparable period in 1997. The decrease was primarily due to the Company's recording of a one-time benefit in 1997 relating to the recovery of its interest in a joint venture. The reduction was partially offset by an increase in investment income from $591,000 in 1997 to $678,000 in 1998. The Company has historically experienced nominal net foreign exchange transaction gains or losses.

   INCOME TAXES

      The Company recorded a provision for income taxes of $50,000 and $40,000, for the years ended December 31, 1998 and 1997, respectively. The provision in both years represents income taxes on income generated in foreign jurisdictions. The Company generated a significant tax loss carryforward during the year ended December 31, 1998. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax asset to the extent that it cannot conclusively demonstrate that it is "more likely than not" that these assets will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates.


   YEARS ENDED DECEMBER 31, 1997 AND 1996

   REVENUES

      Total revenues were $35.5 million for the year ended December 31, 1997 as compared to $37.2 million for 1996, a decrease of $1.7 million or 4.6%. The decrease in total revenues was attributable to decreased sales of product licenses, partially offset by an increase in service revenues. International revenues accounted for 46% and 42% of total revenues in 1997 and 1996, respectively.

      Product. Product revenues decreased to $18.4 million for the year ended December 31, 1997 from $21.4 million in 1996, a decrease of 13.7%. The decrease in product revenues reflected lower bookings in 1997, which the Company attributed primarily to the reorganization of the Company's sales force, especially in the Americas, and a longer sales cycle caused by the Company's shift to a solutions-oriented approach in the sales and marketing organizations. In addition, orders from the Company's distributor in Japan slowed considerably in the year ended December 31, 1997 as compared to 1996.

      Service. Service revenues increased to $17.1 million for the year ended December 31, 1997 from $15.9 million in the same period in 1996, an increase of 7.5%. The increase in service revenues was primarily due to increased maintenance fees derived from an increased customer base. Maintenance fees increased to $8.9 million for the year ended December 31, 1997 from $7.9 million in the same period in 1996, an increase of 13.6%. Consulting revenues increased to $6.5 million for the year ended December 31, 1997 from $6.1 million in the same period in 1996, an increase of 6.2%. Fees for educational services increased $200,000 for the year ended December 31, 1997, as compared to the same period in 1996.

   COST OF REVENUES

      Cost of revenues increased to $9.4 million for the year ended December 31, 1997 from $7.4 million in 1996, an increase of 26.6%. This increase was primarily due to an increase in consulting labor costs. Gross margin on revenues decreased to 73.7% for the year ended December 31, 1997 from 80.1% in the same period in 1996. This decrease in gross margin reflected primarily a higher percentage of lower margin service revenues in 1997 as a percentage of total revenues, and to a lesser extent, an increase in consulting personnel, including outside contractors, and in technical support personnel.

   OPERATING EXPENSES

      Sales and Marketing. For the year ended December 31, 1997, sales and marketing expenses increased 7.9% to $18.8 million (53.0% of total revenues) from $17.4 million (46.8% of total revenues) for the comparable period in 1996. The increase in absolute dollars was primarily a result of the continued investment in the Company's global sales and marketing resources, including the opening of new sales offices in the United States and in Asia/Pacific. The increase as a percentage of total revenues was primarily due to the lower product revenues reported in 1997 as compared to 1996.

      Research and Development. Research and development expenses increased 16.6% to $7.0 million (19.6% of total revenues) for the year ended December 31, 1997 from $6.0 million (16.1% of total revenues) for the comparable period in 1996. The increase in absolute dollars was primarily due to an increase in engineering personnel devoted to enhancements, new features, and quality assurance for the G2 product family, as well as to the development of new products. The Company achieved several major commercial releases of the Company's products in 1997. The increase as a percentage of total revenues was primarily due to the lower product revenues reported in 1997 as compared to 1996.

     General and Administrative. General and administrative expenses increased 22.4% to $4.5 million (12.8% of total revenues) for the year ended December 31, 1997 from $3.7 million (9.9% of total revenues) for the comparable period in 1996. The increase in absolute dollars was primarily due to amortization of the cost of a newly implemented financial information system and costs related to being a public company, such as proxy statement preparation and shareholders' meeting expenses. The increase as a percentage of total revenues was due to the above factors as well as to the lower product revenues reported in 1997 as compared to 1996.

      Restructuring Charge. In June 1997, the Company implemented a plan of restructuring intended to lower operating expenses in subsequent periods by reducing its workforce by approximately 15%, closing and consolidating several field sales offices, and consolidating office space in its corporate headquarters. Accordingly, the Company recorded a restructuring charge of approximately $2.0 million in the quarter ended June 30, 1997. This amount included $850,000 for estimated rent and lease termination costs for consolidating facilities and equipment, $725,000 for severance and other employee termination costs, and $425,000 for the write-off of certain assets that would provide no future benefit to the Company. In the third quarter of 1997, the Company recorded a restructuring credit of $485,000 for the recovery of its investment in a joint venture, a portion of which had been written off in the previous quarter. In 1996, no provision for a restructuring charge was made.

   OTHER INCOME

      Other income for the year ended December 31, 1997 consisted primarily of interest income, partially offset by net foreign exchange transaction losses and by the Company's 50% share of the net loss in a joint venture investment. For the year ended December 31, 1997, other income increased to $779,000 from $518,000 for the comparable period in 1996. In 1997, the Company sold its interest in the joint venture and recorded a benefit from the recovery of its investment. The increase in other income is primarily due to the benefit recorded in 1997, partially offset by an increase in net foreign exchange transaction losses for the year ended December 31, 1997 as compared to the same period in 1996. Interest income was $590,000 in 1997 as compared to $608,000 in 1996.

   INCOME TAXES

      The Company generated a significant tax loss carryforward during the year ended December 31, 1997. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax asset to the extent that it cannot conclusively demonstrate that it is "more likely than not" that these assets will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates. See Note 4 of Notes to Consolidated Financial Statements.

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

                                                                           QUARTER ENDED
                                     DEC. 31,   SEPT. 30,     JUNE 30,  MAR. 31,    DEC. 31,    SEPT. 30,     JUNE 30,     MAR. 31,
                                       1998        1998         1998      1998        1997         1997         1997         1997
                                   ------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Revenues:
      Product                         $ 3,509      $4,258       $4,520    $4,624      $5,275      $ 3,889      $ 3,337      $ 5,932
      Service                           4,614       4,489        4,504     4,460       4,236        4,202        4,538        4,099
                                      -------      ------       ------    ------      ------      -------      -------      -------
         Total revenues                 8,123       8,747        9,024     9,084       9,511        8,091        7,875       10,031

Cost of revenues                        2,130       2,193        2,127     2,248       2,223        2,388        2,409        2,331
                                   ------------------------------------------------------------------------------------------------
Gross margin                            5,993       6,554        6,897     6,836       7,288        5,703        5,466        7,700
                                   ------------------------------------------------------------------------------------------------
Operating expenses:
      Sales and marketing               4,764       4,563        4,686     4,263       4,583        4,471        5,038        4,711

      Research and development          1,517       1,516        1,532     1,459       1,554        1,654        1,902        1,866

      General and administrative        1,123         934        1,002     1,074       1,084        1,150        1,293        1,001

      Restructuring charge (credit)         -           -            -         -           -         (485)       2,042            -
                                   ------------------------------------------------------------------------------------------------
          Total operating expenses      7,404       7,013        7,220     6,796       7,221        6,790       10,275        7,578
                                   ------------------------------------------------------------------------------------------------
Operating income (loss)                (1,411)       (459)        (323)       40          67       (1,087)      (4,809)         122

Other income, net                         203         179          171       162         137          507          150          (16)

                                   ------------------------------------------------------------------------------------------------
Income (loss) before provision for
      income taxes                     (1,208)       (280)        (152)      202         204         (580)      (4,659)         106
Provision for income taxes                  -           -            -        50           -            -            -           40
                                   ------------------------------------------------------------------------------------------------
Net income (loss)                     $(1,208)     $ (280)      $ (152)   $  152      $  204      $  (580)     $(4,659)     $    66
                                   ================================================================================================

                                                                               QUARTER ENDED
                                        DEC. 31,  Sept. 30, JUNE 30,    MAR. 31     DEC. 31      Sept. 30,  JUNE 30,   MAR. 31,
                                         1998       1998     1998         1998        1997         1997       1997       1997
                                       ---------  --------  --------    --------    --------     --------   -------   --------
                                                                      (AS A PERCENTAGE OF TOTAL REVENUES)
Revenues:
  Product                               43.2%     48.7%      50.1%        50.9%       55.5%       48.1%         42.4%      59.1%
  Service                               56.8      51.3       49.9         49.1        44.5        51.9          57.6       40.9
                                       --------  --------   -------     --------     -------     -------      --------    -------
    Total revenues                     100.0     100.0      100.0        100.0       100.0       100.0         100.0      100.0

Cost of revenues                        26.2      25.1       23.6         24.7        23.4        29.5          30.6       23.3

Gross margin                            73.8      74.9       76.4         75.3        76.6        70.5          69.4       76.7
                                       --------  --------   -------     --------     -------     -------      --------    -------
Operating expenses:
  Sales and marketing                   58.7      52.1       51.9         47.0        48.2        55.3          64.0       46.9
  Research and development              18.7      17.3       17.0         16.1        16.3        20.4          24.2       18.6
  General and administrative            13.8      10.7       11.1         11.8        11.4        14.2          16.4       10.0
  Restructuring charge (credit)            -         -          -            -           -        (6.0)         25.9          -
                                       --------  --------   -------     --------     -------     -------      --------    -------
    Total operating expenses            91.2      80.1       80.0         74.9        75.9        83.9         130.5       75.5
                                       --------  --------   -------     --------     -------     -------      --------    -------
Operating income (loss)                (17.4)     (5.2)      (3.6)         0.4         0.7       (13.4)        (61.1)       1.2

Other income, net                        2.5       2.0        1.9          1.8         1.4         6.2           1.9       (0.1)
                                       --------  --------   -------     --------     -------     -------      --------    -------
Income (loss) before provision for
         income taxes                  (14.9)     (3.2)      (1.7)         2.2         2.1        (7.2)        (59.2)       1.1
Provision for income taxes                 -         -          -          0.6           -           -             -        0.4
                                       --------  --------   -------     --------     -------     -------      --------    -------
Net income (loss)                      (14.9)%    (3.2)%     (1.6)%        1.7%        2.1%       (7.2)%       (59.2)%      0.7%
                                       ========  ========   =======     ========     =======     =======      ========    =======

   LIQUIDITY AND CAPITAL RESOURCES

      The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations and its current cash and short term investment balances. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment. The Company used $654,000 and $2.9 million in cash for operations for the years ended December 31, 1998 and 1997, respectively, and generated $3.9 million in cash from operations in 1996. Cash used for operations in 1998 and 1997 was primarily utilized to fund the Company's net loss, partially offset by changes in working capital.

   At December 31, 1998, the Company had cash, cash equivalents, and short-term investments of $14.5 million. The Company regularly invests excess funds in highly-rated money market funds, government securities, and commercial paper. During 1998, the Company used $1.3 million of its cash to repurchase its shares on the open market. In addition, the Company received $488,000 in 1998 from the exercise of stock options and the sale of shares through the employee stock purchase plan. The Company anticipates that it will continue to repurchase its shares on the open market.

      At December 31, 1998, the Company had available a bank line of credit allowing for borrowings up to $1.0 million and providing for interest at the prime rate. This bank line of credit will expire on April 30, 2000 and requires the Company to comply with certain financial ratios, including minimum levels of net worth and profitability. The Company obtained a waiver from the bank with respect to the Company not satisfying the profitability and net worth covenant as of December 31, 1998. There were no borrowings under the bank line of credit for the year ended December 31, 1998.

      Investing activities provided cash of $4.2 million and $1.5 million in 1998 and 1997, respectively, and utilized cash of $7.2 million in 1996. In 1998, the sale of short-term and long-term investments provided $ 5.0 million in cash which was partially offset by purchases of $843,000 in property and equipment. The Company expects that its requirements for computers, office facilities, office fixtures, and office equipment in 1999 will be at or below its requirements for fiscal 1998 and that such equipment and facilities will be available when needed.

      The Company believes that the available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through December 31, 1999.

   STOCK REPURCHASE PROGRAM

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 1998, 345,200 shares had been repurchased at a cost of $1,278,000.

   YEAR 2000 DISCLOSURE

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

      The Company has completed an initial review and assessment of its products and, with the exception of the products discussed below, the Company believes that its current products are Year 2000 compliant. For example, the Company's core G2 product has two built-in techniques for storing and processing time and date information. These techniques are time stamps and intervals. Time stamps are 64-bit IEEE floating point numbers. Intervals are stored as integers. Neither of these representations imposes a practical limit on the size of the date value stored and do not pose any problems with the passing of the millennium. Therefore, the Company does not believe that the Company's products, except those discussed below, will be adversely affected by date changes to the Year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 compliant. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

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

      Testing has revealed that in versions of G2 prior to Rev. 3, a specific G2 system procedure and the use of two-digit years in the built-in displays are not Year 2000 compliant. These problems were fixed in G2 5.0 Rev. 3 released in June 1998.

      The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company completed a baseline assessment of its material internal IT systems (including both the Company's own software products and third-party software and hardware technology) and its non-IT systems. The Company expects to substantially complete Year 2000 readiness preparations by the end of September 1999. To the extent the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems. There can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems.

      The Company does not in general have information concerning the Year 2000 compliance status of its customers. As is the case with other similarly situated software companies, if the Company's current or future customers fail to achieve Year 2000 compliance, or if they divert technology expenditures to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

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

      The Company has not fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its initial operations. The costs of developing and implementing such plan may itself be material. The necessity of a contingency plan will be evaluated based on the outcome of its assessment and testing of the Year 2000 readiness of material third-parties. Preparation of contingency plans is targeted for May 1999 (which plans will thereafter be revised from time to time as deemed appropriate). Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related services interruptions.

      The Company expects to complete these assessments and testing, as well as the testing of its internal systems, by the end of September 1999, and does not anticipate that any of these potential issues will have a material adverse effect on the Company's business, financial condition and operating results.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999. The Companies does not expect the adoption of SFAS No. 133 to have a material impact to its financial position.

   CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

   A number of uncertainties exist that could affect the Company's operating results, including, without limitation, the following:

      Emerging Market for Intelligent Operations Management Systems. Substantially all of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent operations management systems for decision support and control. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent operations management systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent operations management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end-users in its markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools with which to develop application-specific functionality and solutions. Meeting this demand has required the Company to modify its sales approach. The Company is also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to shifts in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

      Economic Factors. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Such capital expenditures are also susceptible to industry-specific economic downturns. Specifically, the Company derives a significant portion of its revenues from the chemical and petrochemical industries. The Company derived 14.5%, 26.8%, and 19.7%, of its product revenues in the chemical and petrochemical industries in 1998, 1997, and 1996, respectively. Accordingly, the Company's future success is dependent upon the continued demand for process control and optimization software from companies in the chemical and petrochemical industries. The Company believes that economic downturns and pricing pressures experienced by chemical and petrochemical companies in connection with cost-containment measures have led to delays and reductions in certain capital and operating expenditures by many such companies worldwide. These industries are highly cyclical and have shown weakened demand in the past, which has adversely affected the Company's revenues, gross margin, and operating results during such periods. Future recessionary conditions in the industries which use the Company's products may adversely affect the Company's business, results of operations, or financial condition.

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

      New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Operations Management Systems."

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

      Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 25%, 35%, and 28% of the Company's product revenues in 1998, 1997, and 1996, respectively. Sales of the Company's products to and by distributors, primarily the Company's Japanese distributor, accounted for 3%, 8%, and 14% of the Company's product revenues in 1998, 1997, and 1996, respectively. The loss of one or more major third-party distributors, OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

      Risks Associated With International Operations. The Company's international revenues represented 47%, 46%, and 42%, of total revenues in 1998, 1997, and 1996, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the new Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

      Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's products, a number of companies offer products that perform certain functions of G2 for specific applications. In all of the Company's markets, there is competition from "point solutions", real-time and expert system products, and internally developed software. At the fundamental level, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products.

      Certain companies such as Objective Systems Integrators, Inc., Micromuse, Systems Management Arts (SMARTS), and Pavilion sell "point solutions" that compete with the Company's products with respect to specific applications or uses. Several companies, including Ilog S.A. and System Management Arts, offer products with limited real-time, expert system, or fault isolation capabilities at lower price points than those provided by the Company. These products often require extensive programming with languages such as C or C++ for complete implementation. Although the Company believes that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than the Company and might introduce new or improved products to compete with G2, possibly at lower prices.

      The Company's software is integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added reseller, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on the Company's software.

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

      Year 2000 Compliance. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Although the Company believes that its current products and systems are Year 2000 compliant, the Company utilizes third party equipment and software that may not be Year 2000 compliant. Known or unknown errors or defects, with regard to the Year 2000 and thereafter, in the Company's products and systems could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, or significant litigation, any of which could materially adversely affect the Company's business, operating results or financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

   ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   Investment Portfolio
   --------------------

     The Company does not use derivative financial instruments in its investing portfolio. The Company places its investments in instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio. The following table provides information about the Company's investment portfolio. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


            Principal Amounts by Expected Maturity in U. S. Dollars
                        (in 000s, except interest rates)




                                                                  Investments
                                                Fair Value at     Maturing in
                                                  12/31/98          FY 1999
                                               --------------   ----------------
            Cash Equivalents                     $  11,041           $11,041
            Weighted Average Interest Rate           4.42%              4.42%

            Investments                          $     838           $   838
            Weighted Average Interest Rate           4.04%              4.04%

            Total Portfolio                      $  11,879           $11,879
            Weighted Average Interest Rate           4.39%              4.39%


   Impact of Foreign Currency Rate Changes
   ---------------------------------------

   During 1998, most currencies in Europe and Asia/Pacific fluctuated, but ended the year relatively stable against the U.S. dollar. However, the translation of the parent Company's intercompany receivables and foreign entities, assets, and liabilities did not have a material impact on the consolidated results of the Company. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U. S. dollar, will not materially affect the consolidated results of the Company.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      GENSYM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                      1998                         1997
                                                               -------------------         ---------------------
             ASSETS
Current Assets:
   Cash and cash equivalents                                     $13,695,495                   $10,958,102
   Short-term investments                                            838,132                     4,843,247
   Accounts receivable, less reserves of $423,000
     in 1998 and $354,000 in 1997                                  7,578,272                     8,310,838
   Prepaid expenses                                                1,774,687                     1,565,099
   Deferred income taxes                                           1,547,991                     1,160,276
                                                               -------------              ----------------
     Total current assets                                         25,434,577                    26,837,562
                                                               -------------               ---------------
Property and Equipment, at cost
   Computer equipment and software                                 8,042,652                     7,373,221
   Furniture and fixtures                                          1,788,170                     1,697,510
   Leasehold improvements                                            490,035                       407,247
                                                               -------------               ---------------
                                                                  10,320,857                     9,477,978
Accumulated depreciation and amortization                         (8,339,137)                   (7,093,939)
                                                               -------------               ---------------
                                                                   1,981,720                     2,384,039
                                                               -------------               ---------------
Long-term investments                                                      -                     1,040,855
Long-term deferred income taxes                                      612,285                     1,000,000
Deposits and other assets                                            239,180                       254,651
                                                               -------------               ---------------
                                                                 $28,267,762                   $31,517,107
                                                               =============               ===============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $   516,629                   $   914,002
   Accrued expenses                                                3,862,219                     4,975,813
   Deferred revenue                                                6,405,603                     5,798,927
                                                               -------------               ---------------
     Total current liabilities                                    10,784,451                    11,688,742
                                                               -------------               ---------------

Commitments (Note 5)
Stockholders' Equity:
   Preferred Stock, $.01 par value -
     Authorized 2,000,000 shares
     Issued and outstanding - none                                         -                             -
   Common Stock, $.01 par value
     Authorized - 20,000,000 shares
     Issued - 6,557,268 shares
     in 1998 and 6,409,397 shares in 1997                             65,573                        64,094
   Capital in excess of par value                                 20,426,908                    19,940,717
   Treasury stock -345,200 shares in 1998, at cost                (1,278,439)                            -
   Retained earnings                                              (1,101,134)                      386,878
   Cumulative translation adjustment                                (629,597)                     (563,324)
                                                               -------------               ---------------
     Total stockholders' equity                                   17,483,311                    19,828,365
                                                               -------------               ---------------
                                                                 $28,267,762                   $31,517,107
                                                               =============               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              1998             1997             1996
                                                        ------------------------------------------------
REVENUES:
  Product                                                  $16,910,670      $18,433,520      $21,358,295
  Service                                                   18,067,035       17,075,603       15,877,240
                                                        ------------------------------------------------
     Total revenues                                         34,977,705       35,509,123       37,235,535

COST OF REVENUES                                             8,697,594        9,352,348        7,385,215
                                                        ------------------------------------------------
Gross profit                                                26,280,111       26,156,775       29,850,320
                                                        ------------------------------------------------
OPERATING EXPENSES:
  Sales and marketing                                       18,275,852       18,802,113       17,432,861
  Research and development                                   6,022,931        6,977,143        5,983,741
  General and administrative                                 4,133,849        4,528,147        3,699,254
  Restructuring charge                                               -        1,557,253                -
                                                        ------------------------------------------------
     Total operating expenses                               28,432,632       31,864,656       27,115,856
                                                        ------------------------------------------------
Operating income (loss)                                     (2,152,521)      (5,707,881)       2,734,464

OTHER INCOME:
  Interest income                                              677,876          590,659          607,761
  Other income (expense)                                        36,633          188,459          (90,003)
                                                        ------------------------------------------------
     Total other income, net                                   714,509          779,118          517,758
                                                        ------------------------------------------------

Income (loss) before provision for income taxes             (1,438,012)      (4,928,763)       3,252,222

PROVISION FOR INCOME TAXES                                      50,000           40,000        1,204,000
                                                        ------------------------------------------------

Net income (loss)                                          $(1,488,012)     $(4,968,763)     $ 2,048,222
                                                        ================================================

Basic income (loss) per share                                   $(0.23)          $(0.79)           $0.35
                                                        ================================================

Diluted income (loss) per share                                 $(0.23)          $(0.79)           $0.33
                                                        ================================================

Weighted average common shares outstanding - Basic           6,371,190        6,309,815        5,909,511
                                                        ================================================

Weighted average common shares outstanding - Diluted         6,371,190        6,309,815        6,286,170
                                                        ================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Series A                      Series B
                                                   Convertible                    Convertible
                                                 Preferred Stock                Preferred Stock              Common Stock
                                           -------------------------------------------------------------------------------------
                                              Number           $0.10         Number        $0.10         Number       $0.01 Par
                                             of Shares       Par Value     of Shares     Par Value     of Shares        Value
                                           -----------    -------------  ------------   ------------- -----------  --------------
BALANCE, DECEMBER 31, 1995                     300,000           30,000        353,460        35,346     4,001,000        40,010
Conversion of Series A convertible
 preferred stock into common stock            (300,000)         (30,000)            --            --       300,000         3,000
Conversion of Series B convertible
 preferred stock into common stock                  --               --       (353,460)      (35,346)      353,460         3,534
Issuance of common stock from Initial
 Public Offering, net
 of issuance costs of $ 758,737                     --               --             --            --     1,366,788        13,668
Exercise of stock options                           --               --             --            --       134,900         1,349
Issuance of common stock under Employee
 Stock Purchase Plan (ESPP)                         --               --             --            --        34,169           342
Tax benefit from exercise of incentive
 stock options and shares purchased under ESPP      --               --             --            --            --            --
Translation adjustment                              --               --             --            --            --            --
Net income                                          --               --             --            --            --            --
Comprehensive net income for the year ended
     December 31, 1996
                                           -----------       ----------      ---------     ---------    ----------    ----------
BALANCE, DECEMBER 31, 1996                          --               --             --            --     6,190,317        61,903
Exercise of Stock Options                           --               --             --            --        91,170           912
Issuance of common stock under ESPP                 --               --             --            --       127,910         1,279
Translation adjustment                              --               --             --            --            --            --
Tax benefit from exercise of incentive stock
 options and shares purchased under ESPP            --               --             --            --            --            --
Net loss                                            --               --             --            --            --            --
Comprehensive net loss for the year ended
     December 31, 1997
                                           -----------       ----------      ---------     ---------    ----------    ----------
BALANCE, DECEMBER 31, 1997                          --               --             --            --     6,409,397        64,094
Exercise of Stock Options                           --               --             --            --        18,050           181
Issuance of common stock under ESPP                 --               --             --            --       129,821         1,298
Treasury stock--345,200 shares                      --               --             --            --            --            --
Translation adjustment                              --               --             --            --            --            --
Net loss                                            --               --             --            --            --            --
Comprehensive net loss for the year ended
     December 31, 1998                     -----------       ----------      ---------     ---------    ----------    ----------
BALANCE, DECEMBER 31, 1998                          --               --             --            --     6,557,268       $65,573
                                           ===========       ==========      =========     =========    ==========    ==========
                                                              Capital in                   Cumulative       Total
                                                 Treasury     Excess of     Retained       Translation  Stockholders' Comprehensive
                                                  Stock       Par Value     Earnings       Adjustment       Equity    Income (Loss)
                                              ------------   -----------  -----------     ------------  ------------- -------------
BALANCE, DECEMBER 31, 1995                         --        5,233,955      3,307,419       (36,153)      8,610,577
Conversion of Series A convertible
 preferred stock into common stock                 --           27,000             --            --              --
Conversion of Series B convertible
 preferred stock into common stock                 --           31,812             --            --              --
Issuance of common stock from Initial
 Public Offering, net of issuance
 costs of $758,737                                 --       11,938,723             --            --      11,952,391
Exercise of stock options                          --          611,541             --            --         612,890
Issuance of common stock under Employee
 Stock Purchase Plan (ESPP)                        --          326,407             --            --         326,749
Tax benefit from exercise of incentive
 stock options and shares purchased under ESPP     --          558,000             --            --         558,000
Translation adjustment                             --               --             --       (40,374)        (40,374)        (40,374)
Net income                                         --               --      2,048,222            --       2,048,222       2,048,222
                                                                                                                      -------------
Comprehensive net income for the year ended
     December 31, 1996                                                                                                    2,007,848
                                              -----------  -----------     ----------   -----------     -----------   =============
BALANCE, DECEMBER 31, 1996                         --       18,727,438      5,355,641       (76,527)     24,068,455
Exercise of Stock Options                          --          500,039             --            --         500,951
Issuance of common stock under ESPP                --          631,833             --            --         633,112
Translation adjustment                             --               --             --      (486,797)       (486,797)       (486,797)
Tax benefit from exercise of incentive stock
 options and shares purchased under ESPP           --           81,407             --            --          81,407
Net loss                                           --               --     (4,968,763)           --      (4,968,763)     (4,968,763)
                                                                                                                      -------------
Comprehensive net loss for the year ended
     December 31, 1997                                                                                                   (5,455,560)
                                               ----------  -----------     ----------   ------------    -----------   =============
BALANCE, DECEMBER 31, 1997                         --       19,940,717        386,878      (563,324)     19,828,365
Exercise of Stock Options                          --           82,469             --            --          82,650
Issuance of common stock under ESPP                --          403,722             --            --         405,020
Treasury stock--345,200 shares                 (1,278,439)          --             --            --      (1,278,439)
Translation adjustment                             --               --             --       (66,273)        (66,273)        (66,273)
Net loss                                           --               --     (1,488,012)   (1,488,012)             --      (1,488,012)
                                                                                                                      -------------
Comprehensive net loss for the year ended
     December 31, 1998                                                                                                $  (1,559,285)
                                            -------------  -----------    -----------   -----------     -----------   =============
BALANCE, DECEMBER 31, 1998                    $(1,278,439) $20,426,908    $(1,101,134)  $  (629,597)    $17,483,311
                                           ==============  ===========    ===========   ===========     ===========

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED DECEMBER 31,
                                                                               1998                   1997                   1996
                                                                        ----------------       ----------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                      $(1,488,012)           $(4,968,763)           $ 2,048,222
Adjustments to reconcile net (loss) income to net cash
 (Used in) provided by operating activities:
     Depreciation and amortization                                       1,245,198              1,147,112              1,087,658
     Deferred income taxes                                                       -               (500,000)              (637,325)
     Restructuring charge                                                        -                842,251                      -
     Changes in assets and liabilities:
        Accounts receivable                                                747,081              1,375,274             (1,481,427)
        Prepaid expenses                                                  (214,119)                15,845               (691,719)
        Accounts payable                                                  (399,829)              (314,597)               242,060
        Accrued expenses                                                (1,155,348)              (490,261)             1,902,329
        Deferred revenue                                                   610,805                (10,556)             1,398,857
                                                                  ----------------       ----------------       ----------------
        Net cash (used in) provided by operating activities               (654,224)            (2,903,695)             3,868,655
                                                                  ----------------       ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales (purchases) of short-term investments                         4,005,115              3,067,702             (4,945,007)
     Sales (purchases) of long-term investments                          1,040,855               (298,680)              (742,175)
     Purchases of property and equipment                                  (842,880)            (1,187,042)            (1,562,217)
     Decrease (increase) in deposits and other assets                       32,595                (80,330)                37,391
                                                                  ----------------       ----------------       ----------------
     Net cash (used in) provided by investing activities                 4,235,685              1,501,650             (7,212,008)
                                                                  ----------------       ----------------       ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchases of treasury stock                                        (1,278,439)                     -                      -
     Proceeds from exercise of stock options                                82,650                500,951                612,890
     Proceeds from issuance of Common Stock under employee
           stock purchase plan                                             405,020                633,112                326,749
     Proceeds from initial public offering, net of
           issuance costs                                                        -                      -             11,952,391
                                                                  ----------------       ----------------       ----------------
     Net cash (used in) provided by financing activities                  (790,769)             1,134,063             12,892,030
                                                                  ----------------       ----------------       ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (53,299)              (452,819)                 3,967
                                                                  ----------------       ----------------       ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,737,393               (720,801)             9,552,644

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          10,958,102             11,678,903              2,126,259
                                                                  ----------------       ----------------       ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $13,695,495            $10,958,102            $11,678,903
                                                                  ================       ================       ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for -
            Income taxes                                               $   423,879            $   445,242            $   608,805
                                                                  ================       ================       ================


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

   (B) CASH EQUIVALENTS AND INVESTMENTS

       The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at December 31, 1998. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of December 31, 1998 and 1997 consist of municipal bonds with original maturity dates greater than three months that mature within one year. Long-term investments held as of December 31, 1997 consist of municipal bonds with maturity dates of greater than one year.

   (C) DEPRECIATION AND AMORTIZATION

       The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                                       Estimated
                    Asset Classification              Useful Lives
                    --------------------              ------------
                    Computer equipment
                      and software.................   3 Years
                    Furniture and fixtures.........   5 Years
                    Leasehold improvements.........   Shorter of lease term or
                                                      useful life

   (D) REVENUE RECOGNITION

       Product revenues are recognized upon shipment or upon the completion of all significant obligations by the Company, whichever is later, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance. Revenue from the sale of multicopy licenses is recognized upon the shipment of the product master or the first copy of the software product if the product master is not to be delivered. Revenues derived from consulting and training are recognized upon performance of the services provided that the amounts due from customers are fixed or determinable and deemed collectible by management. Software maintenance fees are recognized as revenue ratably over the period to which they relate. Deferred revenue represents primarily advance billings for software services, which include maintenance, consulting, training and license prepayment fees.

       In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. The Company has adopted this pronouncement in fiscal 1998, as required by SOP 97-2. The Company believes that its current revenue recognition practices are consistent with those required by SOP 97-2.

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

 (G) RETIREMENT PLAN

     Effective January 1997, the Company amended the Gensym Corporation 401(k) Plan (the "Plan") to allow for employer matching contributions. The Company has elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee's compensation (as defined) contributed to the Plan as an elective deferral. The Company's contributions to the Plan were $316,000 and $314,000 for the years ended December 31, 1998 and 1997, respectively. There were no Company contributions for the year ended December 31, 1996.

 (H) CONCENTRATION OF CREDIT RISK

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments in highly rated institutions.
     No single customer accounted for greater than 10% of total revenues or represented a significant credit risk to the Company in 1998, 1997, or 1996. No single customer accounted for greater than 10% of accounts receivable during 1998 or 1997. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

 (I) INCOME (LOSS) PER SHARE

     In accordance with SFAS No. 128, Earnings per Share, basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share was computed using the weighted average number of common and potential common shares outstanding during the periods in accordance with the treasury stock method. For the years ended December 31, 1998 and 1997, the computation for diluted loss per share excludes the effect of 31,066 shares and 81,872 shares, respectively, shares issuable from assumed exercise of options, as their effect would be antidilutive. The weighted average common shares outstanding, assuming dilution, for the year ended December 31, 1996 includes 376,659 potential common shares from the assumed exercise of options.

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

 (L) NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have a material impact to its financial position.

   (2) LINE OF CREDIT

   The Company has a working capital line of credit with a bank under which borrowings and/or letters of credit are limited to $1,000,000. The line of credit is unsecured, and borrowings bear interest at the prime rate (7.75% as of December 31, 1998). The line of credit expires on April 30, 2000 and requires the Company to comply with certain financial ratios, including minimum levels of net worth and profitability. The Company obtained a waiver from the bank with respect to the Company not satisfying the profitability and net worth covenant as of December 31, 1998. As of December 31, 1998, there were no borrowings outstanding under the line of credit.

 (3) STOCKHOLDERS' EQUITY

 (A) INITIAL PUBLIC OFFERING

     In February 1996, the Company sold, through an underwritten public offering, 1,200,000 shares of its Common Stock at $10 per share. Also in February 1996, the Company sold an additional 166,788 shares, at $10 per share, pursuant to an underwriters' over-allotment provision. The Company received proceeds of $11,952,381 from its initial public offering, which are net of issuance costs of $758,737.

 (B) COMMON STOCK

     On January 16, 1996, the stockholders increased the Company's authorized capitalization to 20,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

 (C) SERIES A AND SERIES B CONVERTIBLE PREFERRED STOCK

     The Series A and Series B Convertible Preferred Stock were converted into shares of Common Stock upon the closing of the Company's initial public offering in February 1996.

 (D) STOCK OPTION PLANS

     The following table shows the Company's stock option plans, the number of shares reserved for issuance by the Company's Board of Directors, and the number of shares available for future issuance as of December 31, 1998:


                                                                             Number of Shares
                                                                              Available for
                                                                             Future Issuance
                                                  Number of Shares            as of December
                        Plan Name               Reserved for Issuance            31, 1998
          ------------------------------        ---------------------       -------------------
          1987 Stock Plan                                     600,000                         0
          1994 Stock Option Plan                              534,850                   170,350
          1995 Director Stock Option Plan                     500,000                   216,047
          1997 Stock Incentive Plan                           100,000                    78,000
                                                            ---------                   -------
                                                            1,734,850                   464,397
                                                            =========                   =======


     The 1987 Stock Plan provided for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. The Board of Directors has resolved not to grant any more options under the 1987 Stock Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options. The 1997 Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. Under these plans, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's Common Stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying Common Stock at the measurement date is charged to operations over the vesting period of such options. The terms of exercise of options granted under these plans are determined by the Board of Directors. Incentive stock options expire no later than 10 years after the date of grant.

     The Board of Directors, on October 22, 1998, authorized the repricing of certain incentive stock options. Under the repricing plan, option holders were permitted to voluntarily exchange their old options for new options. The new options allow the option holders to purchase 80% of the number of shares of Common Stock represented by the old options at a price equal to the closing price of the Company's Common Stock, or for officers, at a price equal to 110% of the closing price, on November 20, 1998. All other terms and conditions of the new options remain identical to the old options agreement. The closing price of the Common Stock on November 20, 1998 was $3.88. Under the repricing plan, 670,160 incentive stock options were cancelled and 539,948 incentive stock options were reissued.

     The 1995 Director Stock Option Plan (the "Director Plan") was approved by the stockholders in January 1996 and amended in May 1997. The Director Plan provides for the grant of options to purchase Common Stock of the Company to non-employee directors of the Company. Upon completion of the initial public offering of the Company's Common Stock, each non-employee director was granted an option under the Director Plan to purchase 2,000 shares of Common Stock at the initial public offering price. On June 30 of each year, beginning in 1997, each non-employee director is granted an option to purchase 3,000 shares of Common Stock at an exercise price equal to the last reported sale price of the Company's Common Stock on the Nasdaq National Market on the date of grant. Such options vest in equal portions over a five year period and expire 10 years from the date of grant.

     The following schedule summarizes the stock option activity under all option plans for the three years ended December 31, 1998:

                                                                 Number                 Option Price            Weighted Average
                                                               of Shares                  per Share              Exercise Price
                                                        ---------------------        -----------------       ---------------------
           Outstanding at December 31, 1995                           661,850           $1.60 - $ 7.50                      $ 6.30
           Granted                                                    251,000            10.00 - 21.25                       17.49
           Exercised                                                 (134,900)             1.60 - 7.50                        4.54
           Canceled                                                  (193,890)            7.50 - 21.25                       14.20
                                                        ---------------------        -----------------       ---------------------

           Outstanding at December 31, 1996                           584,060           $ 1.60 - 20.00                      $ 8.73
           Granted                                                    572,620             4.50 - 11.75                        6.08
           Exercised                                                  (91,170)             1.60 - 7.50                        5.49
           Canceled                                                  (245,730)            4.88 - 20.00                       10.71
                                                        ---------------------        -----------------       ---------------------
           Outstanding at December 31, 1997                           819,780           $1.60 - $20.00                      $ 6.65
           Granted                                                    835,698              3.00 - 7.50                        4.94
           Exercised                                                  (18,050)             1.60 - 7.50                        4.58
           Canceled                                                  (907,789)            3.81 - 20.00                        6.90
                                                        ---------------------        -----------------       ---------------------
           Outstanding at December 31, 1998                           729,639           $3.00 - $10.00                      $ 4.44
                                                        =====================        =================       =====================
           Exercisable at December 31, 1998                           250,366           $3.00 - $10.00                      $ 4.59
                                                        =====================        =================       =====================


    The range of exercise prices for options outstanding and options exercisable at December 31, 1998 is as follows:


                                                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                                    -----------------------------------------  --------------------------------
                                                                                                                   Weighted
                                                        Weighted Average      Weighted                             Average
                                       Options            Remaining            Average            Options          Exercise
    Range of  Exercise Prices        Outstanding       Contractual Life     Exercise Price       Exercisable         Price
 ------------------------------    -----------     --------------------  ------------------   -----------------  --------------
           $  3.00-4.50              581,589              7.00                  $3.98            195,856              $3.96
           $  4.63-6.50               82,130              8.19                   5.11             19,090               5.35
           $ 7.50-10.00               65,920              7.96                   7.65             35,420               7.67
                                  ----------         ---------             ----------        -----------        -----------
                                     729,639              7.22                  $4.44            250,366              $4.59
                                  ===========        =========             ==========        ===========        ===========

     The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of Common Stock to participating employees. In January 1998 the board of directors amended the Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 200,000 to 500,000.

     All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period "Offering Period" for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the Common Stock on either the first day or the last day of
     the Offering Period, whichever is lower.   The Compensation Committee of
     the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company had sold 291,900 shares as of December 31, 1998.

(E)  STOCK-BASED COMPENSATION

     The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the three years ended December 31, 1998, using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

                                                                          1998                  1997                 1996
                                                                   ----------------     -----------------    ------------------
                          Risk-free interest rate                       4.65 - 5.71%          5.46 - 6.71%          5.47 - 6.88%
                          Expected dividend yield                                 0                     0                     0
                          Expected lives of option grants                 7.0 Years             6.5 Years             6.5 Years
                          Expected volatility                                    70%                   63%                   65%

     For the purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and Purchase Plan shares been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the effect would have been as follows:

                                                                              1998                  1997                  1996
                                                                       ----------------     ------------------    ------------------
            Net income (loss) as reported                                   $(1,488,012)           $(4,968,763)           $2,048,222
            Pro forma net income (loss) as adjusted                          (2,384,191)            (5,615,312)            1,736,170
            Diluted income (loss) per share as reported                          ($0.23)                ($0.79)           $     0.33
            Pro forma diluted income (loss) per share as adjusted                ($0.43)                ($0.95)           $     0.28

     The estimated weighted average fair value of options granted during 1998, 1997, and 1996 was $3.25, $3.95, and $8.48 per share, respectively. The estimated weighted average fair values of grants made under the Purchase Plan during 1998, 1997, and 1996 was $1.97, $1.99, and $3.97, respectively, computed using the assumptions described above with an expected life of six months for the option feature present in the Purchase Plan awards. At December 31, 1998, the weighted average remaining life of outstanding stock options was 7.22 years.

   (F) STOCK REPURCHASE PROGRAM

       In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 1998, 345,200 shares had been repurchased at a cost of $1,278,000.

   (4) INCOME TAXES

       The components of the provision for income taxes for the three years ended December 31, 1998 are as follows:

                                                  1998                    1997                     1996
                                          -----------------       ------------------       -----------------
     Federal
          Current                                 $ (70,898)             $   (90,638)             $  758,694
          Deferred                                 (675,074)              (2,221,471)               (122,463)
                                          -----------------       ------------------       -----------------
                                                   (745,972)              (2,312,109)                636,231
                                          -----------------       ------------------       -----------------
     State
          Current                                     7,313                    6,428                 252,898
          Deferred                                  (31,244)                 (27,620)                (40,821)
                                          -----------------       ------------------       -----------------
                                                    (23,931)                 (21,192)                212,077
                                          -----------------       ------------------       -----------------
     Foreign
          Withholding                                47,584                  181,617                 443,000
          Income                                     66,000                  524,000                 386,733
                                          -----------------       ------------------       -----------------
                                                    113,584                  705,617                 829,733
                                          -----------------       ------------------       -----------------

     Change in Valuation Allowance                  706,319                1,667,684                (474,041)
                                          -----------------       ------------------       -----------------

                                                  $  50,000              $    40,000              $1,204,000
                                          =================       ==================       =================

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

   The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                                                         1998                     1997
                                                                                  ----------------         ----------------
          Net operating loss carryforward                                              $ 2,299,149              $ 2,138,450
          Research and development tax credit carryforward                               1,017,783                  715,871
          Depreciation                                                                     122,058                  136,500
          Deferred revenue                                                                 316,679                  451,984
          Other temporary differences                                                      778,610                  385,155
                                                                                  ----------------         ----------------
                                                                                         4,534,279                3,827,960
          Valuation allowance                                                           (2,374,003)              (1,667,684)
                                                                                  ----------------         ----------------
          Net deferred tax asset                                                       $ 2,160,276              $ 2,160,276
                                                                                  ================         ================

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

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                    1998                     1997                   1996
                                                             ---------------         ----------------         -------------
          Provision at federal statutory rate                          (34.0)  %                (34.0)  %             34.0 %
          State income tax, net of federal benefits                     (1.1)                    (0.4)                  4.3
          Foreign income and withholding taxes                          27.9                      6.6                  19.6
          Change in valuation allowance                                 49.1                     33.8                 (14.6)
          Utilization of tax credits                                   (21.0)                    (0.4)                 (9.5)
          Other, net                                                   (17.4)                    (4.8)                  3.2
                                                             ---------------         ----------------         -------------
                                                                         3.5%                    0.8 %                37.0 %
                                                             ===============         ================         =============


   (5) COMMITMENTS

       The Company leases its facilities and certain equipment under operating leases. The future minimum annual payments under these leases at December 31, 1998 are as follows:

                              Year                      Amount
                           -----------            ----------------
                              1999                 $     2,905,000
                              2000                       2,548,000
                              2001                         963,000
                              2002                         476,000
                              2003                         230,000
                            Thereafter                     191,000
                                                  ----------------
                                                   $     7,313,000
                                                  ================

   Rent expense recorded by the Company under the above leases, net of rental income from sub-leases, for the years ended December 31, 1998, 1997 and 1996 were approximately $2,931,000, $3,834,000, and $3,102,000, respectively.

   (6) ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                                                   1998                  1997
                                                                            ----------------      ----------------
                   Accrued payroll and related expenses                           $1,099,554            $1,033,397
                   Accrued commissions                                               460,518               800,000
                   Other accrued expenses                                          2,302,147             3,142,416
                                                                            ----------------      ----------------
                                                                                  $3,862,219            $4,975,813
                                                                            ================      ================

   (7) RESTRUCTURING CHARGE

   During the second quarter of 1997, the Company recorded a charge of approximately $2.0 million for restructuring costs associated with the reduction of its workforce, closing and consolidation of several field sales offices and consolidation of office space in its corporate headquarters. The charge included accruals for rent and lease termination costs, severance and other employee termination costs and the write off of certain assets that would provide no future benefit to the Company as a result of the restructuring plan. In the third quarter of 1997, the Company recorded a restructuring credit of $485,000 for the recovery of its investment in a joint venture, a portion of which had been written off in the previous quarter.

   As of December 31, 1998, approximately $60,000 of accrued restructuring charges pertaining to future rent payment obligations are expected to be paid during 1999.

   (8) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

   Domestic and international sales as a percentage of total revenues are as follows:

                              1998             1997            1996
                           ----------       ----------      ------------
      United States                53%              54%               58%
      Europe                       27               30                24
      Other                        20               16                18
                           ----------       ----------      ------------
                                  100%             100%              100%
                           ==========       ==========      ============

   (9) SEGMENT REPORTING

   On December 31, 1998, Gensym adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This pronouncement established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business.

   The Company has historically evaluated its operations in three geographical segments: Americas, Europe/Middle East/Africa, and Asia-Pacific.

   The Company markets and sells its products through its direct sales force in the United States, Europe, Africa and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through value-added resellers and systems integrators, who provide consulting services and integrated solutions to their customers. The Company further licenses technology to OEMs, who embed the technology within their product offerings.

   The accounting policies of the segments are the same as those described in
   Note 1. The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as gross contribution, which is computed based on gross profit less identifiable operating costs--principally sales and marketing costs. Information as to the operations of the different segments is set forth below:

                                                                          (in thousands)

                                                                       Europe,
                                                                     Middle East,
                                                 Americas              & Africa              Asia-Pacific               Total
                                            ----------------       ----------------      ------------------      -----------------
   Year ended December 31, 1998:
        Revenues                               $      22,431           $     10,196           $       2,351          $      34,978
                                            ================      =================      ==================      =================
        Gross contribution                     $       9,952           $      2,186           $        (206)         $      11,932
                                            ================      =================      ==================      =================
        Identifiable assets                    $      23,864           $      3,941           $         462          $      28,267
                                            ================      =================      ==================      =================

   Year ended December 31, 1997:
        Revenues                               $      21,212           $     11,293           $       3,004          $      35,509
                                            ================      =================      ==================      =================
        Gross contribution                     $       8,674           $      4,155           $         335          $      13,163
                                            ================      =================      ==================      =================
        Identifiable assets                    $      28,170           $      2,851           $         496          $      31,517
                                            ================      =================      ==================      =================

   Year ended December 31, 1996:
        Revenues                               $      23,451           $      9,369           $       4,416          $      37,236
                                            ================      =================      ==================      =================
        Gross contribution/1/
                                            ================      =================      ==================      =================
        Identifiable assets                    $      33,065           $      2,700           $         493          $      36,258
                                            ================      =================      ==================      =================

   /1/ This information has not been provided as it would be impracticable to do so.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Gensym Corporation:

   We have audited the accompanying consolidated balance sheets of Gensym Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP
                                          -----------------------
                                              ARTHUR ANDERSEN LLP

   Boston, Massachusetts
   February 1, 1999

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None

   PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in part under "Executive Officers of the Company" in Part I hereof, and the remainder is contained under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS" in the Company's Proxy Statement (the "Proxy Statement"), to be mailed in April 1999, for the Annual Meeting of Stockholders to be held on Friday, May 21, 1999 at 10:00 A.M. at the offices of Hale and Dorr LLP, 60 State Street, Boston, MA 02109. Such information is incorporated herein by reference.

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

   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

   (A)(1) FINANCIAL STATEMENTS

   The following documents are included in Item 8 of this Annual Report on Form 10-K:

   Consolidated Balance Sheets as of December 31, 1998 and 1997
   Consolidated Statements of Operations for the three years ended December 31, 1998
   Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998
   Consolidated Statements of Cash Flows for the three years ended December 31, 1998
   Notes to Consolidated Financial Statements
   Report of Independent Public Accountants


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


   (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1998

                                  SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GENSYM CORPORATION
                                             (Registrant)



                                        By:  /s/ Lowell B. Hawkinson
                                             -----------------------
   Dated:  March 25, 1999                    Lowell B. Hawkinson
                                             Chief Executive Officer


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 1999:

   /s/ Lowell B. Hawkinson
   -----------------------
   Lowell B. Hawkinson                       Chairman, Chief Executive Officer,
                                             Director, and Treasurer
                                             (Principal Executive Officer,
                                             Principal Financial Officer, and
                                             Principal Accounting Officer)

   /s/ Robert L. Moore
   -------------------
   Robert L. Moore                           President and Director

   /s/ John A. Shane
   -----------------
   John A. Shane                             Director

   /s/ Theodore Johnson
   --------------------
   Theodore Johnson                          Director

   /s/ Thomas E. Swithenbank
   -------------------------
   Thomas E. Swithenbank                     Director

   /s/ Barry R. Gorsun
   --------------------
   Barry R. Gorsun                           Director

   ITEM 14(D) FINANCIAL STATEMENT SCHEDULE

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

   To Gensym Corporation:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Gensym Corporation and subsidiaries and have issued our report thereon dated February 1, 1999. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the financial statement schedule index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                  /s/ ARTHUR ANDERSEN LLP
                                                  -----------------------
                                                  Arthur Andersen LLP


   Boston, Massachusetts
   February 1, 1999

                              GENSYM CORPORATION
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
          FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                             Balance at             Addition                          Balance at
                                            Beginning of           Charged to                           End of
Description                                    Period               Expense          Deductions         Period
-----------                               ----------------       --------------    --------------    -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1998                 $     354,205          $   110,000       $    41,645       $  422,560
                                          ================       ==============    ==============    =============

Year ended December 31, 1997                 $     453,319          $   225,000       $   324,114       $  354,205
                                          ================       ==============    ==============    =============

Year ended December 31, 1996                 $     414,612          $   124,600       $    85,893       $  453,319
                                          ================       ==============    ==============    =============

EXHIBIT INDEX

Exhibit #      Description
3.1            Amended and Restated Certificate of Incorporation of the
               Registrant (Incorporated by reference to the Registrant's Annual
               Report on Form 10-K filed on March 31, 1997)
3.2            Amended and Restated By-Laws of the Registrant (Incorporated by
               reference to the Registrant's Annual Report on Form 10-K filed on
               March 31, 1997)
4.1            Specimen certificate for shares of the Registrant's Common Stock
               (Incorporated by reference to the Registration Statement on Form
               S-1 of the Registrant filed on December 21, 1995)
10.1           1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on
               December 21, 1995)
10.2           1994 Stock Option Plan (Incorporated by reference to the
               Registration Statement on Form S-1 of the Registrant filed on
               December 21, 1995)
10.3           1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant's Proxy Statement filed on
               April 6, 1998)
10.4           1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1997)
10.5           Amended and Restated Registration Rights Agreement dated as of
               August 12, 1991 by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)
10.6           Lease dated as of January 1, 1995 by and between the Registrant and CambridgePark One Limited Partnership (Incorporated by
               reference to the Registration Statement on Form S-1 of the
               Registrant filed on December 21, 1995)
10.7           First Amendment to Lease dated as of December 2, 1996 between the
               Registrant and CambridgePark One Limited Partnership
               (Incorporated by reference to the Registrant's Annual Report on
               Form 10-K filed on March 31, 1997)
10.8           Second Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership
               (Incorporated by reference to the Registrant's Annual Report on
               Form 10-K filed on March 31, 1997)
10.9           Third Amendment to Lease dated as of January 24, 1997 between the
               Registrant and CambridgePark One Limited Partnership
               (Incorporated by reference to the Registrant's Annual Report on
               Form 10-K filed on March 31, 1997)
10.10          Amendment to the Business Loan Agreement dated June 20, 1991 between Gensym Corporation and State Street Bank and Trust
               Company, as amended to date (Incorporated by reference to the
               Registrant's Quarterly Report on Form 10-Q filed on August 13,
               1997)
10.11          Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science
               Corporation (Incorporated by reference to the Registration
               Statement on Form S-1 of the Registrant filed on December 21,
               1995)
10.12          Severance arrangement with Raymond Wood dated December 6, 1996, as modified on December 31, 1996 and January 22, 1997
               (Incorporated by reference to the Registrant's Annual Report on
               Form 10-K filed on March 31, 1997)
10.13          1997 Stock Incentive Plan (Incorporated by reference to the
               Registrant's Quarterly Report on Form 10-Q filed on August 13,
               1997)
10.14          Sublease Agreement dated August 26, 1997 between Gensym
               Corporation and Spaulding & Slye Services Limited Partnership
               (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1997)
10.15          Secured Promissory Note dated October 1, 1997 from Stephen R.
               Quehl to Gensym Corporation (Incorporated by reference to the
               Registrant's Quarterly Report on Form 10-Q filed on November 12,
               1997)
10.16          Pledge Agreement dated October 1, 1997 between Gensym Corporation and Stephen R. Quehl (Incorporated by reference to the
               Registrant's Quarterly Report on Form 10-Q filed on November 12,
               1997)
10.17          Rights Agreement, dated as of April 8, 1997, between Gensym
               Corporation and State Street Bank & Trust Company, as Rights
               Agent (Incorporated by reference to the Registrant's Current
               Report on Form 8-K filed on April 17, 1997)
21             Subsidiaries of the Registrant
23             Consent of Arthur Andersen LLP
27             Financial Data Schedule


Notes
-----

Exhibit 10.11 - Confidential treatment has been granted with respect to certain portions of this agreement.

Exhibit 10.12 - Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K