Form 10-Q
period 1999-03-31
GENSYM CORP
filed 1999-05-14
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For three months ended March 31, 1999


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

                             Yes [X]     No [ ]

         As of May 11, 1999 there were 6,055,945 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                 Form 10-Q INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at
           March 31, 1999 and December 31, 1998                            3

           Condensed Consolidated Statements of Operations for the
           Three months ended March 31, 1999 and 1998                      4

           Condensed Consolidated Statements of Cash Flows for the
           Three months ended March 31, 1999 and 1998                      5

           Notes to Condensed Consolidated Financial Statements           6-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9-19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      19


                    PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               20

Item 2.    Changes in Securities and Use of Proceeds                       20

Item 3.    Defaults Upon Senior Securities                                 20

Item 4.    Submission of Matters to a Vote of Security Holders             20

Item 5.    Other Information                                               20

Item 6.    Exhibits and Reports on Form 8-K                                20

           Signatures                                                      21













Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


(in thousands)                                 March 31,    December 31,
                                                 1999           1998
                                               --------       --------
ASSETS

Current Assets:
        Cash and cash equivalents              $ 13,047       $ 13,696
        Short-term investments                        0            838
        Accounts receivable, net                  7,449          7,578
        Prepaid expenses                          1,895          1,775
        Deferred income taxes                     1,548          1,548
                                               --------       --------
            Total current assets                 23,939         25,435
                                               --------       --------

Property and Equipment, net                       1,775          1,982

Long-term deferred income taxes                     612            612
Deposits and other assets                           232            239
                                               --------       --------

                                               $ 26,558       $ 28,268
                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                       $    470       $    517
        Accrued expenses                          3,952          3,862
        Deferred revenue                          6,340          6,406
                                               --------       --------
            Total current liabilities            10,762         10,785
                                               --------       --------


Stockholders' Equity:
        Common stock                                 65             65
        Capital in excess of par value           20,427         20,427
        Treasury stock                           (1,869)        (1,279)
        Accumulated deficit                      (2,019)        (1,101)
        Cumulative translation adjustment          (808)          (629)
                                               --------       --------
            Total stockholders' equity           15,796         17,483
                                               --------       --------

                                               $ 26,558       $ 28,268
                                               ========       ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(in thousands except per share amounts)
                                                             Three months ended
                                                                  March 31,
                                                              1999          1998
                                                            -------       -------

REVENUES:
      Product                                               $ 4,060       $ 4,624
      Service                                                 4,296         4,460
                                                            -------       -------
           Total revenues                                     8,356         9,084
                                                            -------       -------

COST OF REVENUES                                              2,145         2,248
                                                            -------       -------

           Gross profit                                       6,211         6,836
                                                            -------       -------

OPERATING EXPENSES:
      Sales and marketing                                     4,478         4,263
      Research and development                                1,557         1,459
      General and administrative                              1,160         1,074
                                                            -------       -------
                                                              7,195         6,796
                                                            -------       -------

           Operating (loss) income                             (984)           40

OTHER INCOME, NET                                               111           162
                                                            -------       -------

           (Loss) income before provision for                  (873)          202
                 income taxes

PROVISION FOR INCOME TAXES                                       45            50
                                                            -------       -------

           Net (loss) income                                $  (918)      $   152
                                                            =======       =======

           Basic and diluted (loss) earnings per share      $ (0.15)      $  0.02
                                                            =======       =======

           Basic weighted average common
                    shares outstanding                        6,150         6,417
                                                            =======       =======

           Diluted weighted average common
                 shares outstanding                           6,150         6,513
                                                            =======       =======



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(in thousands)                                                                         Three months ended
                                                                                            March 31,
                                                                                       1999           1998
                                                                                     --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                              $   (918)      $    152

      Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
           Depreciation                                                                   289            289
           Changes in assets and liabilities:
                Accounts receivable                                                        67            345
                Prepaid expenses                                                         (203)          (235)
                Accounts payable                                                          (35)           485
                Accrued expenses                                                          198           (314)
                Restructuring liability                                                  --              (94)
                Deferred revenue                                                          (64)           626
                                                                                     --------       --------

                       Net cash (used in) provided by operating activities               (666)         1,254
                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales (purchases) of short-term investments                                         838           (702)
      Sales of long-term investments                                                     --              341
      Purchases of property and equipment                                                 (83)          (295)
      Decrease in other assets                                                              1             52
                                                                                     --------       --------

                       Net cash provided by (used in) investing activities                756           (604)
                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock under stock plans                                  --               81
      Purchase of treasury stock                                                         (591)          --
                                                                                     --------       --------

                       Net cash (used in) provided by financing activities               (591)            81
                                                                                     --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (148)           (32)
                                                                                     --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (649)           699

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         13,696         10,958
                                                                                     --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 13,047       $ 11,657
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

2.  Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31,1999 and the results of its operations for the three month period ended March 31,1999 and 1998 and its cash flows for the three months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 1999. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.


3.  Cash Equivalents and Investments

      The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at March 31, 1999 and December 31, 1998. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of December 31, 1998 consist of commercial paper and municipal bonds with original maturity dates greater than three months that mature within one year.


4.  Recently Issued Accounting Pronouncements

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


5.        Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                   Three months ended
                                                        March 31,
                                                  1999             1998
                                                -------          -------
Comprehensive (loss) income:
    Net (loss) income                           $  (918)         $   152
    Other comprehensive loss:
        Foreign currency adjustment                (179)             (64)
                                                -------          -------
            Comprehensive (loss) income         $(1,097)         $    88
                                                =======          =======


6.    Earnings Per Share

         In accordance with SFAS No. 128, Earnings per Share, basic net earnings or loss per share was computed by dividing net earnings or loss by the weighted average number of common shares outstanding. Diluted income per share was computed using the weighted average number of common and potential common shares outstanding in accordance with the treasury stock method. For the three months ended March 31, 1998, 96,100 potential shares from stock options were included in the computation of diluted net earnings per share. For the three months ended March 31, 1999, 636,074 stock options were not included in diluted weighted average shares outstanding, as the effect would have been antidilutive.


7.    Stockholders' Equity

         In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. During the three months ended March 31, 1999, the company repurchased 156,100 shares at a cost of $591,000. As of March 31, 1999 an aggregate of 501,300 shares had been repurchased at a cost of $1,869,000.


8.       Segment Reporting

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

         The Company is organized into four business units: Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa). These business units generally have their own specialized sales, business development, consulting, and product development resources to provide the level of application and industry specific knowledge needed to achieve sustained growth and profitability in their respective markets.

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

         The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally sales, marketing, and direct research and development costs. Information as to the operations of the different segments is set forth below:

(in thousands)

                                                                                 Europe,
                                                                 Advanced       Middle-East &
                             Manufacturing    Communications     Systems         Africa            Total
                             -------------    --------------     -------         ------            -----

Three months ended
  March 31, 1999:
     Revenues                    $ 2,340         $ 1,889         $ 1,242         $ 2,885         $ 8,356
                                 =======         =======         =======         =======         =======
     Net contribution            $   445         $   123         $   451         $   923         $ 1,942
                                 =======         =======         =======         =======         =======
     Identifiable assets         $ 8,180         $ 9,203         $ 3,308         $ 5,867         $26,558
                                 =======         =======         =======         =======         =======

Three months ended
  March 31, 1998:
     Revenues                    $ 3,077         $ 2,086         $ 1,321         $ 2,600         $ 9,084
                                 =======         =======         =======         =======         =======
     Net contribution            $   624         $   431         $   384         $   702         $ 2,142
                                 =======         =======         =======         =======         =======
     Identifiable assets         $ 9,375         $ 9,718         $ 3,760         $ 5,415         $28,268
                                 =======         =======         =======         =======         =======

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

         The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through value-added resellers and systems integrators, who provide consulting services and integrated solutions to their customers. The Company further licenses technology to OEMs, which embed it within their product offerings.

         In order to better meet the requirements of companies in its primary target markets, the Company is organized into four business units:
Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa). These business units generally have their own specialized sales, business development, consulting, and product development resources to provide the level of application and industry specific knowledge needed to best serve their respective markets. The Company believes that this organizational structure, which has entailed a retraining of the sales force and a major change in account structure, is the correct strategy for achieving sustained growth and profitability.

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

Results of Operations

         The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:



                                                          Three months ended
                                                               March 31,
                                                          1999           1998
                                                         -----           -----

REVENUES:
      Product                                             48.6%           50.9%
      Service                                             51.4%           49.1%
                                                         -----           -----
            Total revenues                               100.0%          100.0%
                                                         -----           -----

COST OF REVENUES                                          25.7%           24.7%
                                                         -----           -----

            Gross profit                                  74.3%           75.3%
                                                         -----           -----

OPERATING EXPENSES:
      Sales and marketing                                 53.6%           46.9%
      Research and development                            18.6%           16.1%
      General and administrative                          13.9%           11.8%
                                                         -----           -----
                                                          86.1%           74.8%
                                                         -----           -----

            Operating income (loss)                      (11.8%)           0.5%
                                                         -----           -----

OTHER INCOME, NET                                          1.3%            1.8%
                                                         -----           -----

            Income (loss) before provision for
                income taxes                             (10.5%)           2.3%

PROVISION FOR INCOME TAXES                                 0.5%            0.6%
                                                         -----           -----

            Net income (loss)                            (11.0%)           1.7%
                                                         =====           =====


Three Months Ended March 31, 1999 and 1998

Revenues

         The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

         Total revenues were $8.4 million for the three months ended March 31, 1999 as compared to $9.1 million for the same period in 1998, a decrease of 7.7%. The decrease in total revenues was due to decreased sales of product licenses and services. International revenues accounted for 50% and 45% of total revenues in the first three months of 1999 and 1998, respectively.

         Product. Product revenues decreased to $4.1 million in the three months ended March 31, 1999 from $4.6 million in the three months ended March 31, 1998, a decrease of 10.9%. The $0.5 million decrease in product revenue was primarily due to lower sales in North American and Asian markets, partially offset by an increase in product sales in Europe. Included in the Company's 1998 first quarter revenues was approximately $1.0 million in domestic license revenues associated with an order, for the Motorola-Iridium project, that had been concluded in 1996.

         Service. Service revenues decreased to $4.3 million in the three months ended March 31, 1999, from $4.5 million in the same period of 1998, a decrease of 4.4%. The decrease in service revenues was mainly attributable to decreases in consulting and training revenue.


Cost of Revenues

         Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. Cost of revenues decreased to $2.1 million in the three months ended March 31, 1999, from $2.2 million in the three months ended March 31, 1998, a decrease of 4.5%. The decrease was primarily due to lower consulting labor costs, primarily for subcontractors. Gross margin on revenues decreased to 73.8% for the first quarter of 1999 from 74.7% for the first quarter of ended March 31 1998. This decrease in gross margin reflected primarily a higher percentage of lower margin service revenues as a percentage of total revenues.


Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. These expenses increased to $4.5 million (53.6% of revenues) in the three months ended March 31, 1999, from $4.3 million (46.9% of revenues) in the three months ended March 31 1998, an increase of 4.7%. The increase in absolute dollars was primarily due to increased marketing program costs; the increase in sales and marketing expenses as a percent of revenue was primarily due to lower revenue.

         Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased to $1.6 million (18.6% of revenues) in the three months ended March 31, 1999 from $1.5 million (16.1% of revenues) in the three months ended March 31 1998, an increase of 6.7%. The increase in the three-month period was primarily due to an increase in personnel costs specifically attributable to competitive salary levels for engineering personnel; the increase in research and development expenses as a percent of revenue was due to higher expenses and lower revenue.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses increased to $1.2 million (13.9% of revenues) in the three months ended March 31, 1999, from $1.1 million (11.8% of revenues) in the three months ended March 31, 1998, an increase of 9.1%. The increase in absolute dollars was primarily due to increased personnel and consulting costs associated with turnover of finance and accounting personnel as well as to additional professional costs associated with a tax restructuring project in 1999. The increase as a percentage of total revenues was due to the above factors as well as to the lower product revenues reported for the period. The Company expects that general and administrative expenses will decrease in future quarters due to a decrease in outside consulting requirements.


Other Income

         Other income consists primarily of interest income partially offset by foreign exchange transaction losses. Other income for the three months ended March 31, 1999 was $111,000 as compared to $162,000 in the comparable period of fiscal 1998. The decrease was due primarily to a decrease in interest income due to a reduction of the Company's combined cash, cash equivalents and short-term investment balances.

Income Taxes

         The Company generated a tax loss carryforward in the United States during the three months ended March 31, 1999. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of its historical earnings and of the industry in which it operates. For the three months ended March 31, 1999 and 1998, the Company's provision for income taxes pertained to income taxes in foreign jurisdictions.



Liquidity and Capital Resources

         The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations and its current cash and short-term investment balances. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment.

         The Company used $666,000 in cash for operations for the first three months of 1999. Cash used for operations in 1999 was primarily used to fund the Company's net loss.

         During the three months ended March 31, 1999, the Company used $591,000 of its cash to repurchase shares of its common stock on the open market pursuant to its stock repurchase program adopted in the third quarter of 1998.

         At March 31, 1999, the Company had cash, cash equivalents, and short-term investments of $13.0 million. The Company regularly invests excess funds in highly-rated money market funds, government securities, and commercial paper.

         At March 31, 1999, the Company had available a bank line of credit allowing for borrowings up to $1.0 million and providing for interest at the prime rate. This bank line of credit expired on April 30, 1999. There were no borrowings under the bank line of credit at March 31, 1999.

         Investing activities provided cash of $756,000 for the three months ended March 31, 1999, which consisted primarily of $838,000 in proceeds from the sale of short-term investments off-set by $83,000 for the purchase of equipment.

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

         The Company has completed a review and assessment of its products and, with the exception of the products discussed below, the Company believes that its current products are Year 2000 compliant. For example, the Company's core G2 product has two built-in techniques for storing and processing time and date information. These techniques are time stamps and intervals. Time stamps are 64-bit IEEE floating point numbers. Intervals are stored as integers. Neither of these representations imposes a practical limit on the size of the date value stored and do not pose any problems with the passing of the millennium. Therefore, the Company does not believe that the Company's products, except those discussed below, will be adversely affected by date changes to the year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 compliant. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

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

         The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company completed a baseline assessment of its material internal IT systems (including both the Company's own software products and third-party software and hardware technology) and its non-IT systems. The Company expects to substantially achieve Year 2000 compliance by the end of September 1999. To the extent the Company is not able to test the technology provided by third-party vendors, the Company has received certain written certificates from third-party vendors and is continuing to seek assurances from other vendors that their systems are Year 2000 compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems. There can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

         The Company has not fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its initial operations. The costs of developing and implementing such plan may itself be material. The necessity of a contingency plan will be evaluated based on the outcome of its assessment and testing of the Year 2000 readiness of material third-parties. Preparation of contingency plans will be completed by May 31, 1999 (and will thereafter be revised from time to time as deemed appropriate). Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related services interruptions. The Company expects to complete these assessments and testing, as well as the testing of its internal systems, by the end of September 1999, and does not anticipate that any of these potential issues will have a material adverse effect on the Company's business, financial condition and operating results.

              Additionally, there can be no assurance that the Company will not be the subject of lawsuits regarding the failure of the Company's products (former or present) in the event they are not Year 2000 compliant. Despite the testing and remediation efforts undertaken by the Company, the Company's products may contain errors or defects associated with the year 2000. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, because the computer system in which the Company's products are used involve different hardware, software and firmware components from different manufacturers, it may be difficult to determine which component in a system caused a Year 2000 issue. As a result, the Company may be subjected to Year 2000-related lawsuits independent of whether its products are Year 2000 compliant. Any Year 2000-related suits, if adversely determined, could have a material adverse effect on the Company's business, operating results and financial conditions.

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

     Economic Factors. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Such capital expenditures are also susceptible to industry-specific economic downturns. Specifically, the Company derives a significant portion of its revenues from the chemical and petrochemical industries. The Company derived 26.8%, 14.5%, and 12.0%, of its product revenues in the chemical and petrochemical industries in 1997, 1998, and the first quarter of 1999, respectively. Accordingly, the Company's future success is dependent upon the continued demand for process control and optimization software from companies in the chemical and petrochemical industries. The Company believes that economic downturns and pricing pressures experienced by chemical and petrochemical companies in connection with cost-containment measures have led to delays and reductions in certain capital and operating expenditures by many such companies worldwide. These industries are highly cyclical and have shown weakened demand in the past, which has adversely affected the Company's revenues, gross margin, and operating results during such periods. Future recessionary conditions in the industries which use the Company's products may adversely affect the Company's business, results of operations, or financial condition.

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

     Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 35%, 25%, and 30% of the Company's product revenues in 1997, 1998, and the first quarter of 1999, respectively. Sales of the Company's products to and by distributors, primarily the Company's Japanese distributor, accounted for 8%, 3%, and 1% of the Company's product revenues in 1997, 1998, and the first quarter of 1999, respectively. The loss of one or more major third-party distributors, OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 46%, 47%, and 50%, of total revenues in 1997, 1998, and the first quarter of 1999, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the new Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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



ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not use derivative financial instruments in its investing portfolio. The Company places its investments in instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio. The following table provides weighted average interest rates and dates of maturity for the Company's investment portfolio. The fair value of the marketable securities portfolio is affected by changes in short-term U.S. dollar interest rates.


       Principal Amounts by Expected Maturity in U.S. Dollars
       (in thousands except interest rates)

                                            Fair value        Investments
                                                    at        maturing in
                                               3/31/99            FY 1999
                                          -------------------------------------
Cash equivalents                                $9,484             $9,484
Weighted average interest rate                   4.62%              4.62%

Total portfolio                                 $9,484             $9,484
Weighted average interest rate                   4.62%              4.62%




         The Company conducts business in various foreign currencies, primarily in Canada, Europe, Middle East, Australia, Japan and other Asian countries. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U. S. dollar, will not materially affect the consolidated results of the Company.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         In April 1999, Special Situations Fund III, L.P. ("SSF"), a Gensym stockholder, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County seeking an order directing Gensym to provide specified information concerning the identity of Gensym's stockholders, Gensym's by-laws, and other documents. SSF also sought reimbursement of its costs, expenses and attorneys' fees. A hearing is scheduled for May 21, 1999. Although the ultimate outcome of this lawsuit cannot be determined at this time, management does not believe that the ultimate outcome will have a material adverse effect on Gensym's financial position or results of operations.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibit Index
              Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed by Gensym during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               GENSYM CORPORATION
                                               (Registrant)



                                               /s/ Lowell B. Hawkinson
                                               --------------------------------
                  Dated:  May 12, 1999         Lowell B. Hawkinson
                                               Chairman of the Board,
                                               Chief Executive Officer,
                                               Director, and Treasurer
                                               (Principal Executive Officer,
                                               Principal Financial Officer, and
                                               Principal Accounting Officer)