Form 10-Q
period 1999-06-30
GENSYM CORP
filed 1999-08-16
CIK 1005387

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                      FOR THREE MONTHS ENDED JUNE 30, 1999

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

     As of August 1, 1999 there were 6,142,687 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998                              3

          Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 1999 and 1998                4

          Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998                          5

          Notes to Condensed Consolidated Financial Statements            6-8

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9-19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       19


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                20

Item 2.   Changes in Securities                                            20

Item 3.   Defaults Upon Senior Securities                                  20

Item 4.   Submission of Matters to a Vote of Security Holders              20

Item 5.   Other Information                                                20

Item 6.   Exhibits and Reports on Form 8-K                                 21

          Signatures                                                       22


Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(in thousands)                                JUNE 30,           DECEMBER 31,
                                                1999                 1998
                                            -----------         --------------
ASSETS

Current Assets:
     Cash and cash equivalents                $13,126              $13,696
     Short-term investments                         0                  838
     Accounts receivable, net                   7,915                7,578
     Prepaid expenses                           1,955                1,775
     Deferred income taxes                      1,548                1,548
                                              -------              -------
        Total current assets                   24,544               25,435
                                              -------              -------

Property and Equipment, net                     1,569                1,982

Long-term deferred income taxes                   612                  612
Deposits and other assets                         232                  239
                                              -------              -------
                                              $26,957              $28,268
                                              =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                         $   629              $   517
     Accrued expenses                           3,834                3,862
     Deferred revenue                           6,425                6,406
                                              -------              -------
        Total current liabilities              10,888               10,785
                                              -------              -------
Stockholders' Equity:
     Common stock                                  66                   65
     Capital in excess of par value            20,647               20,427
     Treasury stock                            (1,869)              (1,279)
     Retained earnings (deficit)               (1,796)              (1,101)
     Cumulative translation adjustment           (979)                (629)
                                              -------              -------
        Total stockholders' equity             16,069               17,483
                                              -------              -------
                                              $26,957              $28,268
                                              =======              =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(in thousands except per share amounts)
                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                   1999       1998          1999         1998
                                                  ------     ------        ------       ------
REVENUES:
     Product                                       $5,337     $4,520        $ 9,397     $ 9,144
     Service                                        4,404      4,504          8,700       8,964
                                                   ------     ------        -------     -------
        Total revenues                              9,741      9,024         18,097      18,108

COST OF REVENUES                                    2,180      2,127          4,325       4,375
                                                   ------     ------        -------     -------
        Gross profit                                7,561      6,897         13,772      13,733
                                                   ------     ------        -------     -------
OPERATING EXPENSES:
     Sales and marketing                            4,529      4,686          9,007       8,949
     Research and development                       1,768      1,532          3,325       2,991
     General and administrative                     1,121      1,002          2,281       2,076
                                                   ------     ------        -------     -------
                                                    7,418      7,220         14,613      14,016
                                                   ------     ------        -------     -------
        Operating income (loss)                       143       (323)          (841)       (283)

OTHER INCOME, NET                                     117        171            228         334
                                                   ------     ------        -------     -------
        Income (loss) before provision
          for income taxes                            260       (152)          (613)         51

PROVISION FOR INCOME TAXES                             37          -             82          50
                                                   ------     ------        -------     -------
        Net income (loss)                          $  223     $ (152)       $  (695)    $     1
                                                   ======     ======        =======     =======
        Basic and diluted earnings
          (loss) per share                         $ 0.04     $(0.02)       $ (0.11)    $  0.00
                                                   ======     ======        =======     =======
        Weighted average common shares
          outstanding - Basic                       6,099      6,446          6,125       6,431
                                                   ======     ======        =======     =======
        Weighted average common shares
          outstanding - Diluted                     6,103      6,446          6,125       6,526
                                                   ======     ======        =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(in thousands)                                                                      SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  1999           1998
                                                                                 ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                          $  (695)        $     1
     Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
         Depreciation                                                               573             592
         Restructuring liability                                                    --            (144)
         Changes in assets and liabilities:
           Accounts receivable                                                     (420)            966
           Prepaid expenses                                                        (300)           (124)
           Accounts payable                                                         129             108
           Accrued expenses                                                         119            (597)
           Deferred revenue                                                          21             530
                                                                                -------         -------
               Net cash (used in) provided by operating activities                 (573)          1,332
                                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                                838             112
     Sales of long-term investments                                                 --           1,041
     Purchases of property and equipment                                           (161)           (563)
     Decrease in other assets                                                         7              68
                                                                                -------         -------
               Net cash provided by investing activities                            684             658
                                                                                -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                    (591)              -
     Proceeds from exercise of stock options under stock plans                      221             248
                                                                                -------         -------
               Net cash (used in) provided by financing activities                 (370)            248
                                                                                -------         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (311)            (86)
                                                                                -------         -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (570)          2,152

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   13,696          10,958
                                                                                -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $13,126         $13,110
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

2.  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30,1999 and the results of its operations for the three and six month periods ended June 30,1998 and 1999 and its cash flows for the six months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 1999. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.


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


4.  Recently Issued Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact to its financial position.


5.   Comprehensive Income

  The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows (in thousands):


                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                         1999        1998        1999      1998
                                        ------      ------      ------    ------
Comprehensive income (loss):
  Net income (loss)                     $ 223       $(152)     $  (695)   $   1
  Other comprehensive loss
    Foreign currency adjustment          (171)        (44)        (350)    (109)
                                        -----       -----      -------    -----
      Comprehensive income (loss)       $  52       $(196)     $(1,045)   $(108)
                                        =====       =====      =======    =====


6.    Earnings Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic net earnings or loss per share was computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the three and six months period ended June 30, 1999 and 1998. Diluted income per share was computed using the weighted average number of common and potential common shares outstanding in accordance with the treasury stock method. For the three months ended June 30, 1999, 4,050 potential common shares from stock options were included in the computation of diluted net earnings per share. For the six months ended June 30, 1999, 797,153 stock options were not included in diluted weighted average shares outstanding, as the effect would have been antidilutive.


7.    Stockholders' Equity

     In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. Through March 31, 1999, an aggregate of 501,300 shares were repurchased at a cost of $1,869,000. No shares were repurchased under this program during the three months ended June 30, 1999.


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

     The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through value-added resellers and systems integrators, who provide consulting services and integrated solutions to their customers. The Company further licenses technology to original equipment manufacturers, or OEMs, who embed the technology within their product offerings.

     The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally sales, marketing, and direct research and development costs. Identifiable assets consists primarily of accounts receivable, net fixed assets, leasehold improvements, prepaid expenses, and deposits. Information as to the operations of the different segments is set forth below:

(in thousands)
                                                                                 Europe
                                Manu-          Communi-       Advanced           Middle-East
                              facturing        cations         Systems          & Africa           Total
                             -------------   -------------   ------------     -------------     ------------
Three months ended
June 30, 1999
     Revenues                  $ 2,385         $ 3,496           $ 1,333           $ 2,527         $  9,741
                               =======         =======           =======           =======         ========
     Net contribution          $   660         $ 1,363           $   391           $   690         $  3,104
                               =======         =======           =======           =======         ========
     Identifiable assets       $ 3,151         $ 4,618           $ 1,761           $ 2,141         $ 11,671
                               =======         =======           =======           =======         ========
Three months ended
June 30, 1998
     Revenues                  $ 3,214         $ 1,738           $ 1,441           $ 2,631         $  9,024
                               =======         =======           =======           =======         ========
     Net contribution          $   918         $   374           $   444           $   642         $  2,378
                               =======         =======           =======           =======         ========
     Identifiable assets       $ 4,771         $ 2,580           $ 2,139           $ 1,987         $ 11,477
                               =======         =======           =======           =======         ========

                                                                                 Europe
                                Manu-          Communi-       Advanced           Middle-East
                              facturing        cations         Systems          & Africa           Total
                             -------------   -------------   ------------     -------------     ------------
Six months ended
June 30, 1999
     Revenues                  $ 4,726         $ 5,385           $ 2,574           $ 5,412         $ 18,097
                               =======         =======           =======           =======         ========
     Net contribution          $ 1,073         $ 1,460           $   824           $ 1,689         $  5,046
                               =======         =======           =======           =======         ========
     Identifiable assets       $ 3,550         $ 4,046           $ 1,934           $ 2,141         $ 11,671
                               =======         =======           =======           =======         ========


Six months ended
June 30, 1998
     Revenues                  $ 6,291         $ 3,824           $ 2,762           $ 5,231         $ 18,108
                               =======         =======           =======           =======         ========
     Net contribution          $ 1,542         $   805           $   828           $ 1,345         $  4,520
                               =======         =======           =======           =======         ========
     Identifiable assets       $ 4,636         $ 2,818           $ 2,036           $ 1,987         $ 11,477
                               =======         =======           =======           =======         ========

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

     In order to better meet the requirements of companies in its primary target markets, the Company is organized into four business units: Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa). These business units generally have their own specialized sales, business development, consulting, and product development resources to provide the level of application and industry specific knowledge needed to best serve their respective markets. This organizational structure has entailed a retraining of the sales force and a major change in account structure.

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

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                                 1999       1998          1999        1998
                                                ------     ------        ------      ------
REVENUES:
     Product                                     54.8%      50.1%         51.9%       50.5%
     Service                                     45.2%      49.9%         48.1%       49.5%
                                                -----      -----         -----       -----
        Total revenues                          100.0%     100.0%        100.0%      100.0%
COST OF REVENUES                                 22.4%      23.6%         23.9%       24.2%
                                                -----      -----         -----       -----
        Gross profit                             77.6%      76.4%         76.1%       75.8%
                                                -----      -----         -----       -----
OPERATING EXPENSES:
     Sales and marketing                         46.5%      51.9%         49.8%       49.4%
     Research and development                    18.1%      17.0%         18.4%       16.5%
     General and administrative                  11.5%      11.1%         12.6%       11.5%
                                                -----      -----         -----       -----
                                                 76.1%      80.0%         80.8%       77.4%
        Operating income (loss)                   1.5%      (3.6%)        (4.7%)      (1.6%)

OTHER INCOME, NET                                 1.2%       1.9%          1.3%        1.9%
                                                -----      -----         -----       -----
        Income (loss) before provision for
          income taxes                            2.7%      (1.7%)        (3.4%)       0.3%

PROVISION FOR INCOME TAXES                        0.4%       0.0%          0.4%        0.3%
                                                -----      -----         -----       -----
       Net income (loss)                          2.3%      (1.7%)        (3.8%)       0.0%
                                                =====      =====         =====       =====

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

  The Company's revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

  Total revenues for the three and six months ended June 30, 1999 were $9.7 million and $18.1 million, respectively, an increase of $0.7 million, or 7.8%, for the three-month period ended June 30, 1999 as compared to the same period in 1998 and unchanged for the six-month period ended June 30, 1999 compared to the same period in 1998. For the three-month period ended June 30, 1999 the $0.7 million increase in total revenues was attributable to increased sales of product licenses, primarily in the United States. For the six-month period ended June 30, 1999, the total revenue was unchanged, as an increase in product revenue was offset by a decrease in service revenue. For the three and six months ended June 30, 1999, international revenues accounted for 41.9% and 45.0% of total revenues, respectively, compared to 47.7% and 46.3% of total revenues in the comparable periods of fiscal 1998.

     Product. Product revenues for the three and six months ended June 30, 1999 were $5.3 million and $9.4 million, respectively, an increase of $0.8 million, or 17.8%, and an increase of $0.3 million, or 3.3%, from the comparable periods of fiscal 1998. The increase in product revenues for the three and six-month period ended June 30, 1999 was primarily due to a $1.7 million license order from BMC Software, Inc.

  Service. Service revenues for the three and six months ended June 30, 1999 were $4.4 million and $8.7 million, respectively, a decrease of $0.1 million, or 2.2%, and a decrease of $0.3 million, or 3.3%, from the comparable periods of fiscal 1998. The decrease in service revenues for the three and six-month period ended June 30, 1999 was primarily due to decreases in application consulting revenues and training fees.


Cost of Revenues

  Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and six months ended June 30, 1999 were $2.2 million and $4.3 million, respectively. This was an increase of $0.1 million, or 4.8%, from $2.1 million and a decrease of $0.1 million, or 2.3%, from $4.4 million in the comparable periods of fiscal 1998. The increase in costs for the three months ended June 30, 1999 versus the comparable quarter in 1998 was primarily due to an increase in compensation costs. The decrease in costs for the six months ended June 30, 1999 versus the comparable period in 1998 was primarily due to lower headcount. Gross margin on revenues for the three and six months ended June 30, 1999 was 77.6% and 76.1%, respectively. Gross margin of 77.6% for the three months ended June 30, 1999 was up from 76.4% for the comparable quarter in fiscal 1998. Gross margin for the six months ended June 30, 1999 of 76.4% was up over the 75.8% gross margin for the comparable period in fiscal 1998. The increases in gross margin resulted primarily from a higher percentage of higher margin product revenues and from increased consulting personnel utilization.


Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. These expenses for the three and six months ended June 30, 1999 were $4.5 million and $9.0 million, respectively.
The costs decreased $0.2 million, or 4.3%, from $4.7 million and increased $0.1 million, or 1.1%, from $8.9 million in the comparable periods of fiscal 1998.
As a percentage of revenues, sales and
marketing expenses were 46.5% and 49.8%, respectively, for the three and six months ended June 30, 1999 as compared to 51.9% and 49.4% for the comparable periods in fiscal 1998. The decrease against the comparable quarter from 1998 was primarily due to higher revenues and fewer marketing personnel. The increase for the six months ended June 30, 1999, as compared to the same period in 1998, was primarily a result of increased spending on advertising and related activities.

  Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and six months ended June 30, 1999 were $1.8 million and $3.3 million, respectively, an increase of $0.3 million, or 20.0%, and $0.3 million, or 10.0%, from $1.5 and $3.0 million in the comparable periods of fiscal 1998. As a percentage of revenues, research and development expenses were 18.1% and 18.4%, respectively, for the three and six months ended June 30, 1999 as compared to 17.0% and 16.5% for the comparable periods in fiscal 1998. The increase was primarily due to an increase in compensation and subcontractor costs.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and six months ended June 30, 1999 were $1.1 million and $2.3 million, respectively, an increase of $0.1 million, or 10.0%, and $0.2 million, or 9.5%, from $1.0 and $2.1 million in the comparable periods of fiscal 1998. As a percentage of revenues, general and administrative expenses were 11.5% and 12.6%, respectively, for the three and six months ended June 30, 1999 as compared to 11.1% and 11.5% for the comparable periods in fiscal 1998. The increase was primarily due to an increase in compensation and legal costs.

Other Income

  Other income consists primarily of interest income partially offset by foreign exchange transaction losses. Other income for the three and six months ended June 30, 1999 was $117,000 and $228,000, respectively, as compared to $171,000 and $334,000 in the comparable periods of fiscal 1998. The decreases were primarily due to decreased interest income because of lower cash balances, and to an increase in foreign exchange transaction losses from comparable periods in fiscal 1998.

Income Taxes

  Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which it operates. The Company's provision for income taxes primarily pertained to income taxes in foreign jurisdictions, where the Company does not have operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently finances its operations (including capital expenditures) primarily through cash flows from operations and its current cash and short-term investment balances. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment.

     The Company used $573,000 in cash for operations for the first six months of 1999. Cash used for operations in 1999 was primarily used to fund the Company's net loss.

     During the six months ended June 30, 1999, the Company used $591,000 of its cash to repurchase shares of its common stock on the open market pursuant to its stock repurchase program adopted in the third quarter of 1998. The Company also received $221,000 from the issuance of common stock under the Employee Stock Purchase Plan.

  At June 30, 1999, the Company had cash, cash equivalents, and short-term investments of $13.1 million. The Company regularly invests excess funds in highly-rated money market funds, government securities, and commercial paper.

  Investing activities provided cash of $684,000 for the six months ended June 30, 1999, which resulted primarily from $838,000 in proceeds from the sale of short-term investments primarily offset by $161,000 for the purchase of equipment.

  The Company believes that its available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through June 30, 2000.


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

  The Company has funded its Year 2000 plan from operating cash flows and has not separately accounted for these costs. The Company may incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for its products, product engineering and customer satisfaction. The Company may experience material problems and costs with Year 2000 compliance that could adversely affect the Company's business, results of operations, and financial condition.

  The Company is in the process of developing a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its operations. The costs of developing and implementing such a plan may itself be material. The plan will be based in part on the outcome of its assessment and testing of the Year 2000 readiness of material third-parties. The contingency plan will be completed by September 30, 1999 (and will thereafter be revised from time to time as deemed appropriate). Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related services interruptions. The Company expects to complete these assessments and testing, as well as the testing of its internal systems, by the end of September 1999, and does not anticipate that any of these potential issues will have a material adverse effect on the Company's business, financial condition and operating results.

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

  Economic Factors. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Such capital expenditures are also susceptible to industry-specific economic downturns. Specifically, the Company derives a significant portion of its revenues from the chemical and petrochemical industries. The Company derived 8%, 15%, and 27%, of its product revenues from the chemical and petrochemical industries in the first six months of 1999, 1998, 1997, respectively. Accordingly, the Company's future success is dependent upon the continued demand for process control and optimization software from companies in the chemical and petrochemical industries. The Company believes that economic downturns and pricing pressures experienced by chemical and petrochemical companies in connection with cost-containment measures have led to delays and reductions in certain capital and operating expenditures by many such companies worldwide. These industries are highly cyclical and have shown weakened demand in the past, which has adversely affected the Company's revenues, gross margin, and operating results during such periods. Future recessionary conditions in the industries which use the Company's products may adversely affect the Company's business, results of operations, or financial condition.

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

  Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 23%, 25%, and 35% of the Company's product revenues in the first six months of 1999, 1998, and 1997, respectively. Sales of the Company's products to and by distributors, primarily the Company's Japanese distributor, accounted for 2%, 3%, and 8% of the Company's product revenues in the first six months of 1999, 1998, and 1997, respectively. The loss of one or more major third-party distributors, OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

  Risks Associated With International Operations. The Company's international revenues represented 45%, 47%, and 46%, of total revenues in the first six months of 1999, 1998, and 1997, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the new Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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



ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not use derivative financial instruments in its investing portfolio. The Company places its investments in instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio. The following table provides weighted average interest rates and dates of maturity for the Company's investment portfolio; the investment portfolio excludes operating cash held in both interest bearing and non-interest bearing demand deposit accounts. The fair value of the marketable securities portfolio is affected by changes in short-term U.S. dollar interest rates.


   Principal Amounts by Expected Maturity in U.S. Dollars
   (in thousands except interest rates)

                                            Fair value         Investments
                                                at             maturing in
                                           June 30, 1999     Fiscal Year 1999
                                         -------------------------------------
Cash equivalents                               $8,677              $8,677
Weighted average interest rate                   4.65%               4.65%

Total portfolio                                $8,677              $8,677
Weighted average interest rate                   4.65%               4.65%


     The Company conducts business in various foreign currencies, primarily in Canada, Europe, Middle East, Australia, Japan and other Asian countries. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. And, to the extent that the Company's foreign subsidiaries maintain large intercompany payable balances with the U.S. parent, the potential exists for significant cumulative translation adjustments in the equity section of the consolidated balance sheet. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect the consolidated results of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       In April 1999, Special Situations Fund III, L.P. ("SSF"), a Gensym stockholder, filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County seeking an order directing Gensym to provide specified information concerning the identity of Gensym's stockholders, Gensym's by-laws, and other documents. SSF also sought reimbursement of its costs, expenses and attorneys' fees. On June 7, 1999, SSF dismissed its complaint without prejudice pursuant to Court of Chancery Rule 41(a)(1)(I).

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Stockholders held on May 21, 1999, the following proposals were adopted by the margin indicated below:

Proposal I                     Class of Stock    For        Withheld Authority
--------------------------------------------------------------------------------

1) Approval of election of
   three Class III Directors
   to the Board of Directors
   for the ensuing three
   years.

   Barry R. Gorsun              Common Stock     4,481,621              47,081
   Patrick Courtin              Common Stock     4,481,371              47,331
   Robert A. Degan              Common Stock     4,481,621              47,081

   Proposal II                 Class of Stock    For         Against    Abstain
--------------------------------------------------------------------------------
2) Approval of appointment
   by the Board of Directors
   of Arthur Andersen LLP
   as independent auditors
   for the current year.        Common Stock    4,512,797    14,251      1,654


ITEM 5.  OTHER INFORMATION

None
----

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     (a)   Exhibit Index
           Exhibit 27 - Financial Data Schedule

     (b) No reports on Form 8-K were filed by Gensym during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GENSYM CORPORATION
                                            (Registrant)



                                            /s/ Lowell B. Hawkinson
                                            -----------------------
       Dated:  August 16, 1999              Lowell B. Hawkinson
                                            Chief Executive Officer
                                            and Treasurer
                                            (Principal Executive Officer,
                                            Principal Financial and
                                            Accounting Officer)