Form 10-Q
period 1999-09-30
GENSYM CORP
filed 1999-11-01
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one)

     X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---
                             Exchange Act of 1934

                   For three months ended September 30, 1999

                                      OR

    ___ Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934


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

                   Yes  X                             No ___
                       ---

     As of October 27, 1999 there were 6,163,187 shares of the Registrant's Common Stock outstanding.

                              GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets
            September 30, 1999 and December 31, 1998                       3

            Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 1999 and 1998        4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1999 and 1998                  5

            Notes to Condensed Consolidated Financial Statements          6-8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9-19

Item 3.     Quantitative and Qualitative Disclosures About Market Risk    19



                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             20

Item 2.     Changes in Securities                                         20

Item 3.     Defaults Upon Senior Securities                               20

Item 4.     Submission of Matters to a Vote of Security Holders           20

Item 5.     Other Information                                             20

Item 6.     Exhibits and Reports on Form 8-K                              20

            Signatures                                                    21

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                         September 30,          December 31,
(in thousands)                                                1999                  1998
                                                        ---------------         -------------
ASSETS

Current Assets:
     Cash and cash equivalents                                  $ 6,497               $13,696
     Short-term investments                                       5,957                   838
     Accounts receivable, net                                     8,725                 7,578
     Prepaid expenses                                             1,964                 1,775
     Deferred income taxes                                        1,548                 1,548
                                                        ---------------         -------------
            Total current assets                                 24,691                25,435

Property and Equipment, net                                       1,453                 1,982

Long-term deferred income taxes                                     612                   612
Deposits and other assets                                           235                   239
                                                        ---------------         -------------

                                                                $26,991               $28,268
                                                        ===============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                           $   456               $   517
     Accrued expenses                                             4,034                 3,862
     Deferred revenue                                             6,306                 6,406
                                                        ---------------         -------------
            Total current liabilities                            10,796                10,785


Stockholders' Equity:
     Common stock                                                    67                    65
     Capital in excess of par value                              20,708                20,427
     Treasury stock                                              (1,869)               (1,279)
     Retained earnings                                           (1,633)               (1,101)
     Cumulative translation adjustment                           (1,078)                 (629)
                                                        ---------------         -------------
            Total stockholder's equity                           16,195                17,483
                                                        ---------------         -------------

                                                                $26,991               $28,268
                                                        ===============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


(Dollars in thousands, except per share data)

                                            Three months ended                 Nine months ended
                                               September 30,                      September 30,
REVENUES:                                  1999            1998              1999              1998
                                        ----------      ----------         ----------       -----------
  Product                               $    5,205      $    4,258         $   14,602       $    13,402
  Service                                    3,980           4,489             12,680            13,453
                                        ----------      ----------         ----------       -----------
    Total revenues                           9,185           8,747             27,282            26,855

COST OF REVENUES                             2,113           2,193              6,438             6,568
                                        ----------      ----------         ----------       -----------

    Gross profit                             7,072           6,554             20,844            20,287
                                        ----------      ----------         ----------       -----------
OPERATING EXPENSES:
  Sales and marketing                        4,421           4,563             13,428            13,512
  Research and development                   1,631           1,516              4,956             4,506
  General and administrative                   926             934              3,207             3,011
                                        ----------      ----------         ----------       -----------
                                             6,978           7,013             21,591            21,029
                                        ----------      ----------         ----------       -----------

    Operating income (loss)                     94            (459)              (747)             (742)

OTHER INCOME, NET                              114             179                342               512
                                        ----------      ----------         ----------       -----------
  Income (loss) before provision
    for income taxes                           208            (280)              (405)             (230)

PROVISION FOR INCOME TAXES                      45               0                127                50
                                        ----------      ----------         ----------       -----------

    Net income (loss)                   $      163      $     (280)        $     (532)      $      (280)
                                        ==========      ==========         ==========       ===========
    Basic and diluted earnings
       (loss) per share                 $     0.03      $    (0.04)        $    (0.09)      $     (0.04)
                                        ==========      ==========         ==========       ===========
    Weighted average common shares
       outstanding - Basic                   6,146           6,377              6,132             6,413
                                        ==========      ==========         ==========       ===========
    Weighted average common shares
       outstanding - Diluted                 6,153           6,377              6,132             6,413
                                        ==========      ==========         ==========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(in thousands)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                    1999                1998
                                                                               --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $         (533)      $       (280)
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
        Depreciation and amortization                                                     856                926
        Restructuring liability                                                             -               (144)
        Changes in assets and liabilities:
              Accounts receivable                                                      (1,211)               348
              Prepaid expenses                                                           (277)               (54)
              Accounts payable                                                            (49)                21
              Accrued expenses                                                            261               (592)
              Deferred revenue                                                            (99)               426
                                                                               --------------       ------------

                     Net cash (used in) provided by operating activities               (1,052)               651
                                                                               --------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   (Purchases) sales of short-term investments                                         (5,119)             1,616
   Sales of long-term investments                                                           -              1,041
   Purchases of property and equipment                                                   (327)              (767)
   Decrease in other assets                                                                 6                 84
                                                                               --------------       ------------

                     Net cash (used in) provided by investing activities               (5,440)             1,974
                                                                               --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                            (591)              (731)
   Proceeds from exercise of stock options under stock plans                              283                248
                                                                               --------------       ------------

                     Net cash used in financing activities                               (308)              (483)
                                                                               --------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (399)                (5)
                                                                               --------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (7,199)             2,137

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         13,696             10,958
                                                                               --------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $        6,497       $     13,095
                                                                               ==============       ============

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

2.  Basis of Presentation

       The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and the results of its operations for the three- and nine-month periods ended September 30, 1999 and 1998 and its cash flows for the nine months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 26, 1999. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3.  Cash Equivalents and Investments

       The Company applies Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investments are classified as available-for-sale and are recorded at fair value, which approximates amortized cost at September 30, 1999. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of September 30, 1999 consist of commercial paper and U.S. government agency securities with original maturity dates greater than three months that mature within one year.

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

5.  Comprehensive Income

       The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                     Three months ended     Nine months ended
                                        September 30,          September 30,
                                      1999        1998      1999        1998
                                    --------    --------   -------    --------
Comprehensive income (loss):
  Net income (loss)                  $ 163      $ (280)    $ (532)    $  (280)
  Other comprehensive loss
    Foreign currency adjustment        (99)         77       (499)        (32)
                                    --------    --------   -------    --------
      Comprehensive income (loss):   $  64      $ (203)    $ (981)    $  (312)
                                    ========    ========   =======    ========

6.  Earnings Per Share

       In accordance with SFAS No. 128, Earnings per Share, basic net earnings or loss per share was computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the three and nine months period ended September 30, 1999 and 1998. Diluted income per share was computed using the weighted average number of common and potential common shares outstanding in accordance with the treasury stock method. For the three months ended September 30, 1999, 7,205 potential common shares from stock options were included in the computation of diluted net earnings per share. For the nine-month period ended September 30, 1999, and for the three- and nine-month period ended September 30, 1998, 758,561 and 938,586 stock options respectively, were not included in diluted weighted average shares outstanding, as the effect would have been antidilutive.

7.  Stockholders' Equity

       In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. Under this program, an aggregate of 501,300 shares were repurchased at a cost of $1,869,000. No shares were repurchased under this program for the period beginning April 1, 1999 through September 30, 1999.

8.  Segment Reporting

       On December 31, 1998, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This pronouncement established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business.

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

     The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally sales, marketing, and direct research and development costs. Identifiable assets consist primarily of accounts receivable, prepaid expenses, property and equipment, and deposits. Information as to the operations of the different segments is set forth below:

(in thousands)

                                                                        Europe
                           Manu-          Communi-       Advanced     Middle-East
                         facturing        cations        Systems       & Africa            Total
                       -------------    -----------    -----------    -----------      -------------
Three months ended
September 30, 1999
  Revenues             $       2,473    $     2,855    $     1,426    $     2,431      $       9,185
                       =============    ===========    ===========    ===========      =============
  Net contribution     $         873    $       723    $       479    $       532      $       2,607
                       =============    ===========    ===========    ===========      =============
  Identifiable assets  $       3,122    $     3,589    $     1,837    $     3,827      $      12,375
                       =============    ===========    ===========    ===========      =============

Three months ended
September 30, 1998
  Revenues             $       2,696    $     2,235    $     1,447    $     2,369      $       8,747
                       =============    ===========    ===========    ===========      =============
  Net contribution     $         768    $       777    $       490    $       305      $       2,340
                       =============    ===========    ===========    ===========      =============
  Identifiable assets  $       3,699    $     2,900    $     1,850    $     3,531      $      11,980
                       =============    ===========    ===========    ===========      =============

                                                                                Europe
                            Manu-           Communi-         Advanced         Middle-East
                         facturing          cations           Systems           & Africa            Total
                       -------------     -------------     -------------     -------------      -------------
Nine months ended
September 30, 1998
  Revenues             $       7,199     $       8,240     $       4,000     $       7,843      $      27,282
                       =============     =============     =============     =============      =============
  Net contribution     $       1,946     $       2,183     $       1,303     $       2,221      $       7,653
                       =============     =============     =============     =============      =============
  Identifiable assets          3,122     $       3,589     $       1,837     $       3,827      $      12,375
                       =============     =============     =============     =============      =============

Nine months ended
September 30, 1998
  Revenues             $       8,987     $       6,059     $       4,209     $       7,600      $      26,855
                       =============     =============     =============     =============      =============
  Net contribution     $       2,310     $       1,582     $       1,318     $       1,650      $       6,860
                       =============     =============     =============     =============      =============
  Identifiable assets  $       3,699     $       2,900     $       1,850     $       3,531      $      11,980
                       =============     =============     =============     =============      =============

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

Results of Operations

     The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:



                                                 Three months ended                  Nine months ended
                                                    September 30,                       September 30,
                                                1999            1998                1999            1998
                                            -----------     -----------         -----------      ----------
        REVENUES:
         Product                                   56.7%           48.7%               53.5%            49.9%
         Service                                   43.3%           51.3%               46.5%            50.1%
                                            -----------     -----------         -----------      -----------
           Total revenues                         100.0%          100.0%              100.0%           100.0%

        COST OF REVENUES                           23.0%           25.1%               23.6%            24.5%
                                            -----------     -----------         -----------      -----------

              Gross profit                         77.0%           74.9%               76.4%            75.5%
                                            -----------     -----------         -----------      -----------

        OPERATING EXPENSES:
         Sales and marketing                       48.1%           52.2%               49.2%            50.3%
         Research and development                  17.8%           17.3%               18.2%            16.8%
         General and administration                10.1%           10.7%               11.8%            11.2%
                                            -----------     -----------         -----------      -----------
                                                   76.0%           80.2%               79.2%            78.3%

              Operating income (loss)               1.0%           (5.3%)              (2.8%)           (2.8%)

        OTHER INCOME, NET                           1.3%            2.0%                1.3%             1.9%
                                            -----------     -----------         -----------      -----------

              Income loss before provision
                for income taxes                    2.3%           (3.3%)              (1.5%)           (0.9%)

        PROVISION FOR INCOME TAXES                  0.5%            0.0%                0.5%             0.2%
                                            -----------     -----------         -----------      -----------

              Net income (loss)                     1.8%           (3.3%)              (2.0%)           (1.1%)
                                            ===========     ===========         ===========      ===========

Three and Nine Months Ended September 30, 1999 and 1998

Revenues

          The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

          Total revenues for the three and nine months ended September 30, 1999 were $9.2 million and $27.3 million, respectively, an increase of $0.4 million, or 5.0%, for the three-month period ended September 30, 1999 as compared to the same period in 1998 and an increase of $0.4 million, or 1.6%, for the nine-month period ended September 30, 1999 as compared to the same period in 1998. For the three and nine-month periods ended September 30, 1999, compared to the same periods ended September 30, 1998, the increase in total revenue was attributable to increased sales of product licenses, which more than offset a decrease in service revenue. For the three and nine-month periods ended September 30, 1999, total revenues increased in both North America and Europe compared to the same periods ended September 30, 1998.

          Product. Product revenues for the three and nine months ended September 30, 1999 were $5.2 million and $14.6 million, respectively, an increase of $0.9 million, or 22.2%, and an increase of $1.2 million, or 9.0%, from the comparable periods of fiscal 1998. The increase in product revenues for the three- and nine-month periods ended September 30, 1999 was primarily due to revenue growth from the Company's communications customers. Specifically, $0.7 million in license revenue in the three-month period ended September 30, 1999 and $2.4 million in license revenue for the nine-month period ended September 30, 1999 were from BMC Software, Inc.

          Service. Service revenues for the three and nine months ended September 30, 1999 were $4.0 million and $12.7 million, respectively, a decrease of $0.5 million, or 11.3%, and a decrease $0.8 million, or 5.7%, from the comparable periods of fiscal 1998. The decrease in service revenues for both the three and nine-month periods ended September 30, 1999 was primarily due to decreases in application consulting revenues and training fees.

Cost of Revenues

          Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and nine months ended September 30, 1999 were $2.1 million and $6.4 million, respectively. This was a decrease of $0.1 million, or 3.6%, and a decrease of $0.1 million, or 2.0%, from the comparable periods of fiscal 1998. These decreases in costs were primarily due to a decrease in subcontracted consulting costs. Gross margins on revenues for the three and nine months ended September 30, 1999 were 77.0% and 76.4% respectively. Gross margin for the three months ended September 30, 1999 was an improvement from 74.9% for the three-month period ended September 30, 1998. The increases in gross margin resulted primarily from a higher percentage of higher margin product revenues as a percentage of total revenues and from decreased subcontractor costs.

Operating Expenses

          Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three and nine months ended September 30, 1999 were $4.4 million and $13.4 million, respectively. These expenses represent a decrease of $0.1 million, or 3.1%, and $0.1 million, or 0.6%, from the comparable periods of fiscal 1998. As a percentage of revenues, sales and marketing expenses were 48.1% and 49.2%, respectively, for the three and nine months ended September 30, 1999 as compared to 52.2% and 50.3% for the comparable periods in fiscal 1998. The decreases were primarily due to lower sales and marketing headcount.

          Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and nine months ended September 30, 1999 were $1.6 million and $5.0 million, respectively, an increase of $0.1 million, or 7.6% and $0.5 million, or 10.0%, from $1.5 million and $4.5 million in the comparable periods of fiscal 1998. As a percentage of revenues, research and development expenses were 17.8% and 18.2%, respectively, for the three and nine months ended September 30, 1999 as compared to 17.3% and 16.8% for the comparable periods in fiscal 1998. The increases were primarily due to an increase in compensation levels to bring them in line with competitive rates.

          General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and nine months ended September 30, 1999 were $0.9 million and $3.2 million, respectively. These expenses remained unchanged relative to the comparable quarter in 1998, and increased $0.2 million, or 6.5%, from $3.0 million in the comparable nine-month period of fiscal 1998. As a percentage of revenues, general and administrative expenses were 10.1% and 11.8%, respectively, for the three and nine months ended September 30, 1999 as compared to 10.7% and 11.2% for the comparable periods in fiscal 1998. The increase for the nine-month period was primarily due to an increase in legal costs.

Other Income

          Other income consists primarily of interest income partially offset by foreign exchange transaction gains and losses. Other income for the three and nine months ended September 30, 1999 was $0.1 million and $0.3 million, respectively, as compared to $0.2 million and $0.5 million in the comparable periods of fiscal 1998. The decreases were primarily attributable to decreased interest income due to lower cash balances, and to an increase in foreign exchange transaction losses compared to comparable periods in fiscal 1998.

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

The Company's September 30, 1999 cash and cash equivalents balance decreased $7.2 million from the period ended December 31, 1998: $5.1 million was invested in short-term securities, $1.1 million was used for operations, $0.6 million was used to repurchase shares of the Company's common stock, $0.3 million was received from the exercise of stock options and from issuance of stock under the Company's Employee Stock Purchase Plan, $0.3 million was used to purchase equipment and other assets, and cash decreased $0.4 million due to the effect of currency fluctuation. Two weeks subsequent to the period ended September 30, 1999, the Company received $2.1 million in payments on its accounts receivable.

     The Company's repurchase of shares of its common stock on the open market is pursuant to its stock repurchase program adopted in the third quarter of 1998. The Company also received $283,000 from the issuance of common stock under the Employee Stock Purchase Plan and from the exercise of stock options.

     At September 30, 1999, the Company had cash, cash equivalents, and short-term investments of $12.5 million. The Company regularly invests excess funds in highly-rated money market funds, government securities, and commercial paper.

     The Company believes that its available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through September 30, 2000.

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

     While the Company believes that current versions of its products are Year 2000 compliant, other factors may result in an application created using the Company's products not being Year 2000 compliant. Some of these factors include improper programming techniques used by customers or third parties in creating the application or non-compliance of the underlying hardware, operating system, or software on which the application runs. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results or financial condition. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and the Company is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

     Testing has revealed that in versions of G2 prior to Rev. 3, a specific G2 system procedure and the use of two-digit years in the built-in displays are not Year 2000 compliant. These problems were fixed in G2 5.0 Rev. 3 released in June 1998.

     The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has completed a baseline assessment of its material internal IT systems (including both the Company's own software products and third-party software and hardware technology) and its non-IT systems. As of September 30, 1999, the Company has substantially achieved year 2000 compliance. To the extent the Company is not able to test the technology provided by third-party vendors, the Company has received certain written certificates from third-party vendors and is continuing to seek assurances from other vendors that their systems are Year 2000 compliant. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems. There can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

     The Company has developed a contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its operations. The contingency plan will be revised from time to time as deemed appropriate.

     Finally, the Company is subject to external forces that might generally affect industry and commerce, such as utility company Year 2000 compliance failures and related services interruptions. The Company does not anticipate that any of these potential issues will have a material adverse effect on the Company's business, financial condition and operating results.

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

     The foregoing review of the Company's Year 2000 readiness is based on management's current information and involves numerous assumptions. There can be no assurance that this information and these assumptions are correct, and results could differ materially from those anticipated. Specific factors that might cause such material difference include, but are not limited to, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

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

  Dependence Upon Development of Sales and Marketing Force. The Company's future success will depend, in part, upon the productivity of its sales and marketing personnel and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that the Company's investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that the Company's sales and marketing personnel will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. The Company's inability to manage its sales and marketing personnel effectively could have a material adverse effect on the Company's business, operating results and financial condition.

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

   New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. Also there can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or to successor technology, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Operations Management Systems."

  Migration to Microsoft Windows and Object Exchange Standards. The Company believes that client user interfaces compliant with Microsoft Windows and MOTIF are increasingly the preferred choice of its customers. In order to gain wider customer penetration, the Company must respond to this market choice. Accordingly, the Company has developed and achieved initial commercial release of a client access product that is Microsoft Windows and MOTIF compliant. There can be no assurance that the Company will be successful in further developing and marketing this new product. Any delay or failure to meet market expectations with this product could affect the Company's competitive position or limit its growth opportunities.

  Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 23%, 33%, and 35% of the Company's product revenues in the first nine months of 1999, 1998, and 1997, respectively. The loss of major OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

  Risks Associated With International Operations. The Company's international revenues represented 42%, 44%, and 46%, of total revenues in the first nine months of 1999, 1998, and 1997, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the new Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

  Certain companies such as Objective Systems Integrators, Inc., Micromuse, and Systems Management Arts (SMARTS), sell "point solutions" that compete with the Company's products with respect to specific applications or uses. Several companies, including Ilog S.A. and System Management Arts, offer products with limited real-time, expert system, or fault isolation capabilities at lower price points than those provided by the Company. These products often require extensive programming with languages such as C or C++ for complete implementation. Although the Company believes that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than the Company and might introduce new or improved products to compete with G2, possibly at lower prices.

  The Company's software is also integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on the Company's software.

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

  Year 2000 Compliance. Many installed computer systems and software products are coded to use only two digits to represent the year. Systems that do not properly deal with such information could generate erroneous data or cause a system to fail. Although the Company believes that its current products and systems are Year 2000 compliant, the Company utilizes third party equipment and software that may not be Year 2000 compliant. Known or unknown errors or defects, with regard to the year 2000 and thereafter, in the Company's products and systems could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, increased service and warranty costs, or significant litigation, any of which could materially adversely affect the Company's business, operating results or financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

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

     Principal amounts by expected maturity in U.S. dollars
     (in 000's except interest rates)                                                     Investments
                                                         Fair value at                    maturing in:
                                                                                     ----------------------
                                                       September 30, 1999            FY 1999        FY 2000
                                                       ------------------            -------        -------
     Cash equivalents                                        $5,639                   $5,639              -
     Weighted average interest rate                            5.39%                    5.39%             -

     Investments                                             $2,976                        -         $2,976
     Weighted average interest rate                            5.98%                       -           5.98%

     Total Portfolio                                         $8,615                   $5,639          2,976
     Weighted average interest rate                            5.60%                    5.39%          5.98%


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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Stockholder Proposals for 2000 Annual Meeting

         Stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 2000 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 23, 1999.

         In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be (i) made in writing, (ii) delivered to or mailed and received by the Secretary of the Company at the principal offices of the Company, and, if relating to a nomination of directors, by first class United States mail, postage prepaid, and
(iii) received not less than 60 days nor more than 90 days prior to the 2000 Annual Meeting, provided, however, that if less than 70 days' notice or prior public disclosure of the date of the meeting is given to stockholders, such notice must be received by the Company not later than the close of business on the 10th day following the date on which the notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. The 2000 Annual Meeting is currently expected to be held on May 17, 2000. Assuming that this date does not change and the Company provides at least 70 days' notice of the date of the meeting, in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided by a stockholder no earlier than January 24, 2000 and no later than February 22, 2000.

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibit Index
              Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed by Gensym during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GENSYM CORPORATION
                                        (Registrant)



                                        /s/ Lowell B. Hawkinson
                                        -----------------------
          Dated:  October 29, 1999      Lowell B. Hawkinson
                                        Chief Executive Officer
                                        and Treasurer
                                        (Principal Executive Officer,
                                        Principal Financial and
                                        Accounting Officer)