Form 10-K
period 1999-12-31
GENSYM CORP
filed 2000-03-29
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark one)

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1999

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

            Yes [X]                                         No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

      As of March 14, 2000 there were 6,246,910 shares of the Registrant's Common Stock outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $85,895,013 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 14, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part of Form 10-K
Document                                                 into which incorporated
--------                                                 -----------------------

Portions of the Registrant's Proxy Statement
for the 2000 Annual Meeting of Stockholders              Items 10, 11, 12 and 13
to be held on Wednesday, May 17, 2000 at 10:00 A.M.      of Part III
at the offices of Hale and Dorr LLP, 60 State Street,
Boston, MA 02109

                              GENSYM CORPORATION
                                FORM 10-K INDEX

                                                                        Page No.
                                                                        --------

PART I

Item 1.    Business                                                        4-12
Item 2.    Properties                                                      12
Item 3.    Legal Proceedings                                               12
Item 4.    Submission of Matters to a Vote of Security Holders             13

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                             14
Item 6.    Selected Financial Data                                         15
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             15-25
Item 7A.   Qualitative and Quantitative Disclosures about Market Risk      25
Item 8.    Financial Statements and Supplementary Data                     27-39
Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       40

PART III

Item 10.   Directors and Executive Officers of the Registrant              40
Item 11.   Executive Compensation                                          40
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                      40
Item 13.   Certain Relationships and Related Transactions                  40

PART IV

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K          41
           Signatures                                                      42

PART I.

ITEM 1. BUSINESS

     Gensym Corporation ("Gensym" or "the Company") is a leading supplier of adaptive software products that model, simulate and manage the e-infrastructure. The Company has built a unique foundation of reasoning technologies through its flagship product, G2, and its G2-based products. These products are used to model, simulate and manage complex operations occurring both on-line and off-line in manufacturing, telecommunications and other industries. Gensym is launching two new initiatives to assist its customers in their rapid deployment of their e-business infrastructure: 1) a reformatting of its basic offering, with the addition of "out-of-the-box" products to meet the needs of Gensym's manufacturing clients; and 2) the introduction of a new product, e-SCOR, which in conjunction with Gensym's OpEx product family, offers customers a unique capacity to model, simulate and manage their e-infrastructure.

     The Company is reorganizing its field operations into two worldwide units:
1) the Expert Operation product line, which focuses on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing; and 2) the e-Infrastructure product line focuses on building Gensym's entrance into Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies.

STRATEGY

Gensym's objective is to build a leadership position in the Business-to-Business infrastructure market and in the complimentary expert manufacturing systems market. To achieve this objective, the Company plans to concentrate on the following strategies:

          Focus on key accounts: Gensym's account presence in chemical, oil and gas, pharmaceutical, and power industries provides Gensym with a solid foundation to assist these industries in growing their expert manufacturing applications and in launching their new supply chain infrastructure to support the Business-to-Business initiatives.

          Expand our worldwide partner programs: While the Company maintains a sales and support presence in North America, Europe and Asia, Gensym works mostly through system integrators, value added resellers, and OEMs that have experience and domain expertise in facilitating the development and deployment of new solutions based on G2 products. Gensym will invest in new marketing and sales initiatives to build its presence, directly and with partners, in the Business-to-Business infrastructure market.

          Enhance ease of use and extend technological leadership: The Company will continue to enhance the ease of use of its G2-based products through increased use of Webcentric capabilities, Java based development tools and packaged "out of the box" product offerings. Gensym will invest in adding new features and new functionalities to its existing product families and will continue to invest in the development of new products, targeting the Business-to-Business infrastructure market.

PRODUCTS

     Gensym sells G2 and a growing number of products used with or based on G2. The Company has launched a program to restructure its product offerings into packaged bundles of the following products. These bundles will become available over the next few months.

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

     G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, Telewindows and Gensym's G2 WebLink allow multiple users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PC's running Windows.

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

          Telewindows2 Toolkit is a component-based version of Telewindows that fully utilizes the native graphics capability of the client platform. This product complies with Microsoft Windows and MOTIF standards and is designed to run concurrently with the Telewindows product. Telewindows2 Toolkit permits a G2 client to be developed and deployed within industry standard programming environments, such as Microsoft Visual Basic, Microsoft Explorer, and Netscape Navigator. G2 programming components such as workspaces and editors can be presented in a standards compliant manner. Telewindows2 Toolkit also supports the integration of both JavaBean and ActiveX components into the client part of a G2 application.

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

     The OPEX product family includes:

     . OPAC--a general-purpose graphical language designed for easy graphical representation of operational procedures

     . SymCure--introduced in 1999, for building fault models that automatically identify root causes of failures

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

Fermentation Expert

     Fermentation Expert supports the intelligent control and management of difficult-to-control fermentation processes. Its out-of-the-box application-specific capabilities make it easier for pharmaceutical and biochemical companies to develop fermentation control applications than if they were to begin with Gensym's G2 and GDA products, as they historically have.

e-SCOR

     e-SCOR supports the modeling, simulating and managing of supply chains. It is built by following the SCOR standard defined by the Supply Chain Council. Its "out-of-the-box" capabilities make it very well suited for customers who want to design new supply chain infrastructures. It is a new product which permits dynamic creation and evaluation of webcentric supply chain models.

CUSTOMERS AND APPLICATIONS

     The Company's customers include end-users, value-added resellers, systems integrators and OEMs. Many of the largest industrial corporations in the world are customers of the Company. The use of Gensym's products in many large industrial corporations is a key asset to the Company in its ability to build its new Business-to-Business infrastructure business. For the fiscal year ended December 31, 1999, sales to one customer, BMC Software, accounted for approximately 12% of the Company's total revenue. As a result, the loss of BMC as a customer could materially and adversely affect the Company's business and results of operations. Listed below is a sampling of the Company's customers, in their respective industries:

            AEROSPACE               FOOD AND BEVERAGE

            Boeing                  Cargill
            Hughes Aircraft         Nabisco
            Lockheed Martin
            NASA                    GOVERNMENT
            Earthwatch
                                    Defence Education and Research Agency (UK)
            AUTOMOTIVE              US Army AI Center
                                    Raytheon Systems company
            Ford                    TRW
            Nissan
            Toyota (Japan)          MINING

            CEMENT                  Noranda
            Lafarge (France)        Met-Mex Penoles (Mexico)
                                    Anglo American (S. Africa)
            CHEMICAL, OIL AND GAS   IMC Agrico Company

            ABB Simcon              PHARMACEUTICAL
            Amoco Oil
            Data Union              Eli Lilly
            Exxon/Mobile            Pfizer
            BP/Amoco                Glaxo
            Citgo Petroleum         Dow Agrosciences
            PDVSA (Venezuela)
            ICI Chemicals (UK)      TELECOMMUNICATIONS
            Saudi Aramco
            Shell                   AT&T
            Union Carbide           Nokia Telecommunications
                                    Ericsson Hewlett-Packard (Sweden)
            FINANCIAL               EUMETSAT (Germany)
                                    GTE
            Andersen Consulting     MCI
            Fidelity Investments    Motorola
            MBNA                    BMC Software
            SWIFT                   Lockheed Martin

                                    TRANSPORTATION

                                    Aeroport International de Lyon (France)
                                    Serco Systems (UK)
                                    US Dept. of Transportation

The Company has sold more than 13,000 licenses, which include both single-user and multiple-user site licenses, for its products to over 750 industrial, service and governmental organizations in more than 70 countries. The Company's products are used internationally in a broad array of applications throughout various industries, including the following with industries noted:

BRITISH PETROLEUM, Et Al -- Oil and Gas

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

COMPUTER SCIENCES CORPORATION -- Communications

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

Eumetsat -- Telecommunications

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

IMC-AGRICO CO. -- Process/Mining

     IMC-Agrico, is the world-leading phosphate supplier. Using Gensym software, IMC-Agrico is developing Web-based applications for information gathering, as well as advanced process control of its fertilizer and animal feed production.

LAFARGE -- Process/Cement

     Lafarge, the world's second largest manufacturer of cement, has G2-based intelligent systems at more than 40 cement plants around the world. Lafarge started using G2 in 1992 to control its cement kilns. Combining fuzzy logic and expert system technology, its advanced kiln control applications allow Lafarge to deploy proprietary knowledge enterprise-wide and standardize control in its cement plants around the world. Lafarge has now logged more than one million hours of on-line cement kiln control using G2. These applications have helped the company optimize the cement-producing process, saving money, improving product quality, and reducing emissions. Lafarge's recent orders for G2 are for intelligent systems to control pre- and post-kiln operations, including raw material grinding and clinker grinding. The goal of the new applications is to further improve product quality and the economics of production.

LOGISTICS INTEGRATION AGENCY -- Government

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

MANITOBA -- Government

     The Provincial Government of Manitoba has been using ReThink to support its Better Systems Initiative. The purpose of the initiative is to use information and Internet technologies to improve government services. Manitoba has used Gensym's ReThink to design and re-engineer its core business and human services processes in pursuit of the initiative's visionary goals.

THE PANAMA CANAL COMMISSION -- Transportation

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

      The Company markets its products in North America, Europe, Africa, and parts of Asia through its business units. As of December 31, 1999, the Company had ten sales offices in North America and direct sales offices in Australia, France, Germany, Italy, Japan, the Netherlands, Singapore, Sweden, Tunisia and the United Kingdom. In 1999, 1998, and 1997, the Company received 46%, 47%, and 46% of its total revenues, respectively, from international operations. See Note 8 of Notes to Consolidated Financial Statements for financial information by geographic area.

      The Company's four strategic business units sell to major accounts and provide personal contact with customers, both directly and through partners. Solutions engineers perform demonstrations at customer sites and assist customers in evaluating their technical requirements and in implementing G2 application prototypes. Regular seminars and workshops are hosted at the Company's larger offices to demonstrate the Company's products. The Company offers basic and advanced training courses that teach prospective and new customers how to build application solutions using the Company's products.

      The Company also distributes its products through a network of more than 50 systems integrators and value-added resellers, who are selected for their capability to provide end-users with focused application solutions built on G2. These systems integrators and VARs currently include organizations such as ABB, EDS, Foxboro, Siemens, Science Systems, and L3 Communications. Product revenues from systems integrators and value-added resellers represented over 25%, 25%, and 35% of the Company's product revenues for 1999, 1998, and 1997, respectively.

      Gensym markets its products in Japan, Brazil, South Africa and certain other countries through distributors. These distributors have technical competence in the application of G2, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

      Gensym also licenses technology to OEMs, which embed it within their product offerings . Gensym has established relationships with several OEMs including Ericsson Hewlett-Packard Telecommunications ("EHPT"), an independent software company established by Ericsson and Hewlett Packard, and Motorola. EHPT has chosen Gensym's G2 software as the foundation for its Fault Management eXpert "FMX" product that intelligently handles network faults. Motorola uses Gensym's G2 technology for the intelligence within their Network Health Analyzer "NHA", a new product within their cellular infrastructure family.

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

      Gensym provides continuing support to the Gensym Users Society, an organization of all G2 users covered by current maintenance contracts. The Gensym Users Society sponsors an annual worldwide meeting plus additional regional and local meetings. These meetings are organized as professional technical conferences, with formal presentations of G2 applications by end-users and partners, company and product updates by Gensym, product planning forums, panel discussions, tutorials, workshops, and site visits.

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

      Certain companies such as Objective Systems Integrators, Inc., Micromuse, Systems Management Arts (SMARTS), and Pavilion sell "point solutions" that compete with the Company's products with respect to specific applications or uses. An intelligent system based on point solutions, however, requires the integration of various software packages from different vendors, and is often difficult to maintain. Although our competitors' systems may provide a faster implementation, such systems may fail to provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic complex environment. Point solutions may also fail to provide the extensibility to add rules and neural networks, and may be difficult to migrate to more powerful computers.

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

PROPRIETARY RIGHTS

      The Company relies primarily on a combination of patent law, copyright law and trade secret law to protect its proprietary technology. The Company also has internal policies and systems to limit access to and keep confidential its trade secrets. The Company distributes its products under software license agreements that contain various provisions to protect the Company's ownership of and the confidentiality of the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for patentability and has one patent covering specific aspects of G2. The Company has also placed technical inhibitors in its software that prevent the software from running on unauthorized computers. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may not be available in every foreign county in which the Company's products are distributed.

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

EMPLOYEES

      As of December 31, 1999, the Company had 230 full-time employees, including 84 in sales and marketing, 46 in product development, 40 in consulting services, 35 in customer support, production and licensing, and educational services, and 25 in general and administrative functions. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

      The Company's headquarters and principal operations are located in a leased facility with 52,322 square feet in Cambridge, Massachusetts. The Company's lease expires on December 31, 2000, with an option to renew for an additional term of five years . In addition to rental expenses, the Company must also pay an allocated portion of operating expenses and taxes each year. The Company also leases sales office space in the metropolitan areas of several cities throughout North America, as well as Australia, France, Germany, Italy, the Netherlands, Singapore, Sweden, Tunisia and the United Kingdom. The Company has its European headquarters in Leiden, The Netherlands, where it leases over 9,000 square feet of office space. The Company's aggregate facilities rental expense, net of rental income from sub-leases, for all facilities during 1999 was $1.8 million. Gensym believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's securityholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company and their respective ages as of March 10, 2000 as follows:

          Name        Age                                             Position

Patrick Courtin        56   Chairman of the Board of Directors, Chief Executive
                              Officer and President
Robert L. Moore        57   Senior Vice President
William H. Wood        61   Senior Vice President, Communications Business Unit
Jeffery  A. Weber      53   Vice President, Finance and Administration and Chief
                              Financial Officer
Mark H. Whitworth      48   Vice President, Advanced Systems Business Unit
James J. Slane         45   Vice President, Corporate Marketing
Carl Davies            38   Vice President and Managing Director, EMA

Mr. Courtin has served as Chairman of the Board, Chief Executive Officer and President since November 1999. Mr. Courtin has been a member of Gensym's board of directors since May 1999. From February 1996 to May 1999, he was president and chief executive officer of M3i Systems Inc. Prior to joining M3i Systems, Mr. Courtin served as chairman and chief executive officer of Comstream Inc. from February 1994 to August 1995. Mr Courtin has previously held senior executive positions at SPAR Aerospace, Proteon Inc., TIE Communications, and Digital Equipment Corporation.

Dr. Moore, a founder of the Company, has served as Senior Vice President since November 1999. On March 31, 2000 Dr. Moore plans to resign as Senior Vice President of the Company. From 1986 to November 1999, Dr. Moore served as President and Director of the Company. Prior to founding the Company, Dr. Moore founded and was Vice President of the Process Systems Division of Lisp Machines Inc. from 1983 to 1986. From 1981 to 1983, Dr. Moore was President of Sentrol Systems Inc., a supplier of process control systems. Dr. Moore received his undergraduate degrees in Electrical Engineering and Engineering Mathematics from the University of Michigan, his Ph.D. degree from the Massachusetts Institute of Technology, with a major in Automatic Control and a minor in Industrial Management.

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

Mr. Weber joined the Company in February 2000 as Vice President, Finance and Chief Financial Officer. From June 1999 to January 2000, Mr. Weber provided management consulting services to several companies. From July 1997 to June 1999, Mr. Weber was Vice President, Finance and Chief Financial Officer of Summa Four, a manufacturer of open programmable telephony switches and which was acquired by Cisco Systems in November 1998. From June 1994 to June 1997, Mr. Weber was Senior Vice President, Operations and Finance and Chief Financial Officer of Computer Identics, a manufacturer of bar code data collection products and which was acquired by Robotic Vision Systems in August 1996.

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

Mr. Slane joined the Company in February 2000, as Vice President, Marketing. From March 1998 to February 2000 Mr. Slane was vice president of marketing for PictureTel Corporation responsible for all marketing and product management. Prior to joining PictureTel, Mr. Slane was the vice president of marketing and director with Onsett International, an IT technology consulting firm from March 1995 to March 1998. Mr. Slane earned a bachelor's degree from Saint Michael's College, an MBA from American International University and he has completed executive technical and management programs at the Wharton School and Babson College.

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

      The table below sets forth the high and low sales prices of the Company's Common Stock by quarter, for the years 1998 and 1999.

                      1998               High        Low
            ------------------------   --------   ---------

            First quarter                8 7/8     4 9/16
            Second quarter               8 3/4     4 5/16
            Third quarter              4 11/16    2 15/16
            Fourth quarter             4 11/16      1 3/4

                      1999               High        Low
            ------------------------   --------   ---------

            First quarter                3 7/8      2 5/8
            Second quarter               4 1/8     2 9/16
            Third quarter               4 7/16      3 1/4
            Fourth quarter             6 11/16      3 1/8

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

      The number of holders of record of the Company's Common Stock at March 14, 2000 was 107. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

(b) Stock Repurchase Program

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 1999, 501,300 shares had been repurchased at a cost of $1,869,000. No shares have been repurchased since March 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated balance sheet data presented below as of Decembers 31, 1999 and 1998 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 1999 are derived from the Company's Consolidated Financial Statements, included elsewhere in this Annual Report, and have been audited by Arthur Andersen LLP, independent public accountants (the "Consolidated Financial Statements"). The selected consolidated balance sheet data presented below as of December 31, 1997, 1996, and 1995, and the selected consolidated statement of operations data for the years ended December 31, 1996 and 1995, are derived from the Company's Consolidated Financial Statements, not included in this Annual Report on Form 10-K, all of which have been audited by Arthur Andersen LLP, independent public accountants. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                                      1999        1998        1997        1996       1995
                                                    --------    --------    --------    --------   --------
CONSOLIDATED STATEMENT OF                                    (In thousands, except per share data)
     OPERATIONS DATA:
Revenues:
     Product                                         $19,628     $16,911     $18,433     $21,358    $16,438
     Service                                          16,799      18,067      17,076      15,877     11,703
                                                    --------    --------    --------    --------   --------
          Total revenues                              36,427      34,978      35,509      37,235     28,141

Cost of Revenues                                       8,574       8,698       9,352       7,385      5,315
                                                    --------    --------    --------    --------   --------
Gross profit                                          27,853      26,280      26,157      29,850     22,826
                                                    --------    --------    --------    --------   --------

Operating expenses:
     Sales and marketing                              18,214      18,276      18,802      17,433     14,568
     Research and development                          6,470       6,023       6,977       5,984      5,267
     General and administrative                        5,288       4,134       4,528       3,699      2,619
     Restructuring charge                                 --          --       1,558          --         --
                                                    --------    --------    --------    --------   --------
          Total operating expenses                    29,972      28,433      31,865      27,116     22,454
                                                    --------    --------    --------    --------   --------

Operating income (loss)                               (2,119)     (2,153)     (5,708)      2,734        372
Other income, net                                        503         715         779         518        236
                                                    --------    --------    --------    --------   --------

Income (loss) before provision for income taxes       (1,616)     (1,438)     (4,929)      3,252        608
Provision for income taxes                               336          50          40       1,204        411
                                                    --------    --------    --------    --------   --------

Net income (loss)                                    $(1,952)    $(1,488)    $(4,969)     $2,048       $197
                                                    ========    ========    ========    ========   ========

Basic income (loss) per share (1)                     $(0.32)     $(0.23)     $(0.79)      $0.35      $0.05
                                                    ========    ========    ========    ========   ========

Diluted income (loss) per share (1)                   $(0.32)     $(0.23)     $(0.79)      $0.33      $0.04

                                                    ========    ========    ========    ========   ========
Weighted average common shares outstanding (1)         6,149       6,371       6,310       5,910      3,994
                                                    ========    ========    ========    ========   ========
Weighted average common shares outstanding
     assuming dilution (1)                             6,149       6,371       6,310       6,286      4,762
                                                    ========    ========    ========    ========   ========

CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents and short-term investments    $11,685     $14,534     $15,801     $19,590     $5,092
Working capital                                       12,814      14,650      15,149      20,470      6,176
Total assets                                          26,934      28,268      31,517      36,258     17,846
Total stockholders' equity                            14,922      17,483      19,828      24,068      8,611

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

      The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through value-added resellers and systems integrators, which provide consulting services and integrated solutions to their customers. The Company further licenses technology to OEMs, which embed it within their product offerings.

      Throughout 1999 the Company was organized into four business units:
Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa). These business units generally have their own specialized sales, business development, consulting, and product development resources to provide the level of application and industry specific knowledge needed to achieve sustained growth, and profitability in their respective markets.

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

RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

                                                      Year ended December 31,
                                                     1999      1998      1997
                                                     -----     -----     -----

            Revenues:
                   Product                            53.9 %    48.3 %    51.9 %
                   Service                            46.1      51.7      48.1
                                                     -----     -----     -----
                         Total revenues              100.0     100.0     100.0

            Cost of revenues                          23.5      24.9      26.3
                                                     -----     -----     -----

            Gross margin                              76.5      75.1      73.7
                                                     -----     -----     -----

            Operating expenses:
                   Sales and marketing                50.0      52.3      53.0
                   Research and development           17.8      17.2      19.6
                   General and administrative         14.5      11.8      12.8
                   Restructuring charge                 --        --       4.4
                                                     -----     -----     -----
                         Total operating expenses     82.3      81.3      89.8
                                                     -----     -----     -----

            Operating loss                            (5.8)     (6.2)    (16.1)

            Other income, net                          1.4       2.0       2.2
                                                     -----     -----     -----

            Loss before provision for income taxes    (4.4)     (4.2)    (13.9)

            Provision for income taxes                 0.9       0.1       0.1
                                                     -----     -----     -----

            Net loss                                  (5.3)%    (4.3)%   (14.0)%
                                                     =====     =====     =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

      The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

      Total revenues were $36.4 million for the year ended December 31, 1999 as compared to $35.0 million for 1998, an increase of $1.4 million or 4.1%. The increase in total revenues was attributable to increased sales of product licenses, partially offset by a decrease in service revenues. International revenues accounted for 46% and 47% of total revenue in 1999 and 1998, respectively.

      Product. Product revenues increased to $19.6 million for the year ended December 31, 1999 from $16.9 million in 1998, an increase of 16.1%. The increase in product revenues primarily reflects an increased demand for the Company's products in the telecommunications industry. Product revenues increased year over year in both North America (up $1.1 million) and Europe (up $1.5 million); product revenues were unchanged year over year in the Asia-Pacific region.

      Service. Service revenues decreased to $16.8 million for the year ended December 31, 1999 from $18.1 million in the same period in 1998, a decrease of 7.0%. The decrease in service revenues was primarily due to a decrease in application consulting revenues and, to a lesser extent, decreased educational services fees. Maintenance revenues increased to $9.4 million for the year ended December 31, 1999 from $9.2 million in the same period in 1998, an increase of 2.2%. Consulting revenue decreased to $6.4 million for the year ended December 31, 1999 from $7.6 million in the same period in 1998, a decrease of 15.8%. Fees for educational services decreased to $1.1 million for the year ended December 31, 1999 from $1.3 million in the same period in 1998, a decrease of 15.4%.

Cost of Revenues

      Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. Total Cost of revenues decreased slightly for 1999 to $8.6 million (23.5% of total revenue) compared to $8.7 million (24.9% of total revenue) for 1998. Gross margin on revenue increased to 76.5% for the period ended December 31, 1999 from 75.1% in the same period for 1998. The increase in gross margin resulted from greater product revenue and lower infrastructure costs.

Operating Expenses

      Total operating expenses increased to $30.0 million (82.3% of total revenue) for the year ended December 31, 1999 from $28.4 million (81.3% of total revenue) in the same period in 1998, an increase of 5.4%. The increase in spending was in general and administrative and research and development.

      Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. Total expenses remained relatively unchanged at $18.2 million (50.0% of total revenue) for year ended December 31 1999, from $18.3 million (52.3% of total revenue) for the comparable period in 1998. The decrease as a percent of revenue was due to higher revenues in 1999 compared to 1998.

      Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. Research and development expenses increased 7.4% to $6.5 million (17.8% of total revenues) for the year ended December 31, 1999 from $6.0 million (17.2% of total revenues) for the comparable period in 1998. The increase in spending was primarily due to the cost associated with the hiring and retaining of engineering personnel.

      General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, information systems, and general management, as well as legal and accounting expenses. These expenses increased 27.9% to $5.3 million (14.5% of total revenues) for the year ended December 31, 1999 from $4.1 million (11.8% of total revenues) for the comparable period in 1998. The increase in expenses was due to increased personnel recruiting costs, severance costs, and costs associated with accounting and legal services.

Other Income

      For the year ended December 31, 1999, other income was $503,000 compared to $715,000 for the comparable period in 1998. The decrease was due to decreased interest income due to lower cash balances. The Company has historically experienced nominal net foreign exchange transaction gains or losses.

Income Taxes

      The Company recorded a provision for income taxes of $336,000 and $50,000, for the years ended December 31, 1999 and 1998, respectively. The provision in both years represents income taxes on income generated in foreign jurisdictions and revenue withholding tax on sales in certain foreign jurisdictions. The Company generated significant tax loss carryforwards during the years ended December 31, 1999, 1998, and 1997. The tax loss carryforwards can be carried forward for 15 to 20 years. Under SFAS No. 109, the Company cannot recognize a deferred tax asset for the future benefit of its tax loss carryforward unless it concludes that it is "more likely than not" that such deferred tax asset would be realized. Accordingly, the Company has established a valuation allowance against a portion of its deferred tax asset to the extent that it cannot demonstrate that it is "more likely than not" that these assets will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of its historical earnings and of the industry in which it operates, and its assessment of the likelihood that the deferred tax asset derived from its net operating losses will be realized in the carryforward period. See Note 4 of Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues

      Total revenues were $35.0 million for the year ended December 31, 1998 as compared to $35.5 million for 1997, a decrease of $500,000 or 1.5%. The decrease in total revenues was attributable to decreased sales of product licenses, partially offset by an increase in service revenues. International revenues accounted for 47% and 46% of total revenue in 1998 and 1997, respectively.

      Product. Product revenues decreased to $16.9 million for the year ended December 31, 1998 from $18.4 million in 1997, a decrease of 8.3%. The decrease in product revenues reflects, in large part, decreased demand for the Company's products in the Asia-Pacific region and in the petrochemical industry where low oil prices have resulted in tighter budgets and delayed purchase decisions. The Company has historically derived a significant percentage of its revenue from the petrochemical industry. Also contributing to decreased revenue was the decision made by some customers and prospective customers to address Y2K issues, resources that might otherwise have been used to develop and deploy G2-based solutions.

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

      Sales and Marketing. For the year ended December 31, 1998, sales and marketing expenses decreased 2.8% to $18.3 million (52.3% of total revenues) from $18.8 million (53.0% of total revenues) for the comparable period in 1997. The decrease in absolute dollars was primarily a result of a decrease in sales and marketing personnel and the closing and consolidation of several field sales offices.

      Research and Development. Research and development expenses decreased 13.7% to $6.0 million (17.2% of total revenues) for the year ended December 31, 1998 from $7.0 million (19.6% of total revenues) for the comparable period in 1997. The decrease in absolute dollars was primarily due to a reduction in personnel, the consolidation of headquarter facilities, and other actions taken in connection with the Company's restructuring implemented in 1997.

      General and Administrative. General and administrative expenses decreased 8.7% to $4.1 million (11.8% of total revenues) for the year ended December 31, 1998 from $4.5 million (12.8% of total revenues) for the comparable period in 1997. The decrease in absolute dollars was primarily due to a reduction in personnel, the consolidation of headquarters facilities, and other actions taken in connections with the Company's restructuring plan implemented in 1997.

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

Income Taxes

      The Company recorded a provision for income taxes of $50,000 and $40,000, for the years ended December 31, 1998 and 1997, respectively. The provision in both years represents income taxes on income generated in foreign jurisdictions. The Company generated a significant tax loss carryforward during the years ended December 31, 1998 and 1997.

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

                                                                        Quarter Ended
                                     Dec. 31,   Sept. 30,  June 30,    Mar. 31,     Dec. 31,    Sept. 30,     June 30,     Mar. 31,
                                       1999        1999      1999        1999         1998         1998         1998         1998
                                     -------     ------    --------    --------     --------     --------     --------     --------
                                                                           (In thousands)
Revenues:
      Product                         $5,026     $5,205      $5,337      $4,060       $3,509       $4,258       $4,520       $4,624
      Service                          4,119      3,980       4,404       4,296        4,614        4,489        4,504        4,460
                                     -------     ------    --------    --------     --------     --------     --------     --------
          Total revenues               9,145      9,185       9,741       8,356        8,123        8,747        9,024        9,084

Cost of revenues                       2,136      2,113       2,180       2,145        2,130        2,193        2,127        2,248
                                     -------     ------    --------    --------     --------     --------     --------     --------

Gross margin                           7,009      7,072       7,561       6,211        5,993        6,554        6,897        6,836
                                     -------     ------    --------    --------     --------     --------     --------     --------

Operating expenses:
      Sales and marketing              4,786      4,421       4,529       4,478        4,764        4,563        4,686        4,263
      Research and development         1,514      1,631       1,768       1,557        1,517        1,516        1,532        1,459
      General and administrative       2,081        926       1,121       1,160        1,123          934        1,002        1,074
                                     -------     ------    --------    --------     --------     --------     --------     --------
          Total operating expenses     8,381      6,978       7,418       7,195        7,404        7,013        7,220        6,796
                                     -------     ------    --------    --------     --------     --------     --------     --------

Operating  income (loss)              (1,372)        94         143        (984)      (1,411)        (459)        (323)          40

Other income, net                        161        114         117         111          203          179          171          162
                                     -------     ------    --------    --------     --------     --------     --------     --------

Income (loss) before provision for
       income taxes                   (1,211)       208         260        (873)      (1,208)        (280)        (152)         202

Provision for income taxes               209         45          37          45           --           --           --           50
                                     -------     ------    --------    --------     --------     --------     --------     --------

Net income (loss)                    $(1,420)      $163        $223       $(918)     $(1,208)       $(280)       $(152)      $  152
                                     =======     ======    ========    ========     ========     ========     ========     ========

                                                                          Quarter Ended
                                     Dec. 31,   Sept. 30,  June 30,    Mar. 31,     Dec. 31,    Sept. 30,     June 30,     Mar. 31,
                                       1999        1999      1999        1999         1998         1998         1998         1998
                                     -------     ------    --------    --------     --------     --------     --------     --------
                                                                           (In thousands)
Revenues:
     Product                            55.0 %     56.7%       54.8%       48.6 %       43.2 %       48.7 %       50.1 %       50.9%
     Service                            45.0       43.3        45.2        51.4         56.8         51.3         49.9         49.1
                                     -------     ------    --------    --------     --------     --------     --------     --------
          Total revenues               100.0      100.0       100.0       100.0        100.0        100.0        100.0        100.0

Cost of revenues                        23.4       23.0        22.4        25.7         26.2         25.1         23.6         24.7

Gross margin                            76.6       77.0        77.6        74.3         73.8         74.9         76.4         75.3
                                     -------     ------    --------    --------     --------     --------     --------     --------

Operating expenses:

     Sales and marketing                52.3       48.1        46.5        53.6         58.7         52.1         51.9         47.0
     Research and development           16.5       17.8        18.1        18.6         18.7         17.3         17.0         16.1
     General and administrative         22.8       10.1        11.5        13.9         13.8         10.7         11.1         11.8
                                     -------     ------    --------    --------     --------     --------     --------     --------
          Total operating expenses      91.6       76.0        76.1        86.1         91.2         80.1         80.0         74.9
                                     -------     ------    --------    --------     --------     --------     --------     --------

Operating income (loss)                (15.0)       1.0         1.5       (11.8)       (17.4)        (5.2)        (3.6)         0.4

Other income, net                        1.8        1.2         1.2         1.3          2.5          2.0          1.9          1.8
                                     -------     ------    --------    --------     --------     --------     --------     --------

Income (loss) before provision for
     income taxes                      (13.2)       2.2         2.7       (10.5)       (14.9)        (3.2)        (1.7)         2.2

Provision for income taxes               2.3        0.5         0.4         0.5           --           --           --          0.5
                                     -------     ------    --------    --------     --------     --------     --------     --------

Net income (loss)                      (15.5)%      1.7%        2.3%      (11.0)%      (14.9)%       (3.2)%       (1.7)%        1.7%
                                     =======     ======    ========    ========     ========     ========     ========     ========

LIQUIDITY AND CAPITAL RESOURCES

      The Company currently finances its operations, along with capital expenditures, primarily through cash flows from operations and its current cash and short-term investment balances. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment.

      At December 31, 1999, the Company had cash, cash equivalents, and short-term investments of $11.7 million. The Company regularly invests excess funds in highly-rated money market funds, government securities, and commercial paper.

      Cash and cash equivalents decreased $8.0 million from $13.7 million at December 31, 1998 to $5.7 million at December 31, 1999.

      Cash used for operations in 1999 was $2.1 million: $2.0 million was used for the funding of the Company's operating loss, $2.1 million was used to fund accounts receivables, $1.0 million was provided by depreciation and amortization expense, and $1.0 million was provided by an increase in accrued liabilities.

      Cash used for investing activities in 1999 was $5.4 million: $5.1 million was used to purchase short-term investments and $260,000 was used to purchase equipment and other assets.

      Cash used in financing activities was $93,000: $591,000 was used to purchase treasury stock, partially offset by proceeds of $498,000 from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

      Cash decreased $437,000 in 1999 due to the effect of currency fluctuation.

      The Company believes that its available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through December 31, 2000.

Stock Repurchase Program

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 1999, 501,300 shares had been repurchased at a cost of $1,869,000. There has been no repurchase of shares since March 31, 1999.

Year 2000 Disclosure

      Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with these Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities. To date, the Company has not experienced any material Year 2000 problems in its computer systems or operations. However, other companies, including Gensym, could experience latent Year 2000 problems.

      The Company developed a phased Year 2000 readiness plan for the current versions of its products. The plan included development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. To date, the Company has experienced no problems related to Year 2000 compliance.

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

      The Company completed a review and assessment of its products and, with the exception of the products discussed below, the Company believes that its current products are Year 2000 compliant. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 compliant. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

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

      To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential costs of revisions to its proprietary software should any revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company does not anticipate that these expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, results of operations and financial condition.

      To date, the Company has not experienced, and is not currently aware of any Year 2000 compliance problems relating to its proprietary software or its IT or non-IT systems that would have a material adverse effect on the Company without taking into account its efforts to avoid or fix such problems. There can be no assurance that the Company will not discover Year 2000 compliance problems in its proprietary software that will require substantial revisions. In addition, there can be no assurance that third-party software, hardware or services incorporated into its material IT and non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive.

      In the event of any Year 2000 problems, the Company's contingency plan included the following components:

 .     Deploying all necessary internal resources to tackle the issues as swiftly as possible;

 .     Calling upon the Company's relationships with its commercial partners, to enable suitable escalation of issues with any third party; and

 .     Calling upon technical assistance from the Company's technology partners.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

      In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exists for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for applicable transactions entered into beginning January 1, 2000. The Company does not expect the adoption of SOP 98-9 will have a material effect on its financial position or operating results.

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

      Product Concentration. The Company's main product offerings are G2, an object-oriented development and deployment environment for building intelligent operations management systems, and software application products which operate in conjunction with G2. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and related products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its marketing partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful product development by its marketing partners and market acceptance of such G2-based products. Any decline in the demand for G2 and related products, whether as a result of competitive products, price competition, the lack of success of the Company's marketing partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on the Company's business, results of operations, or financial condition.

      New Products and Rapid Technological Change. The market for the Company's products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company's future success will depend in part upon its ability to enhance its existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. The Company has from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. There also can be no assurance that the Company will successfully complete the development of new or enhanced products, that the Company will successfully manage the transition to future versions of G2, or to successor technology, or that the Company's future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing existing Company products. See "Emerging Market for Intelligent Operations Management Systems."

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

      Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, which are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 25%, 25%, and 35% of the

Company's product revenues in the first nine months of 1999, 1998, and 1997, respectively. The loss of major OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

      Concentration of Credit Risk. For the fiscal year ended December 31, 1999, sales to one customer, BMC Software, accounted for approximately 12% of the Company's total revenue. As a result, the loss of BMC as a customer could materially and adversely affect the Company's business and results of operations. No single customer accounted for greater than 10% of total revenues or represented a significant credit risk to the Company in 1998 or 1997. No single customer accounted for greater than 10% of accounts receivable at December 31, 1999 or 1998.

      Risks Associated With International Operations. The Company's international revenues represented 46%, 47%, and 46%, of total revenues in 1999, 1998, and 1997, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

      Year 2000 Compliance. Many existing computer systems and software products do not properly recognize dates after December 31, 1999. As a result, many companies' software and computer systems may need to be upgraded or replaced to become Year 2000 compliant. In addition, despite the fact that many computer systems are currently processing 21st century dates correctly, these companies, including Gensym, could experience latent Year 2000 problems.

      Changing purchasing patterns of clients impacted by Year 2000 issues or Year 2000 concerns may result in reduced resources available for purchases of the Company's products. In addition, there can be no assurance that Year 2000 errors or defects will not be discovered in the Company's products or in its internal software systems. If such errors or defects are discovered, the cost of making such systems Year 2000 compliant could be material. Moreover, Year 2000 errors or defects in the internal systems maintained by the Company's vendors could require it to incur significant unanticipated expenses to remedy any problems or replace affected vendors.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

      The Company does not use derivative financial instruments in its investing portfolio. The Company places its investments in instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio. The following table provides information about the Company's investment portfolio, which excludes the Company's funds in demand deposit and money market accounts. For investment securities, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

             Principal Amounts by Expected Maturity in U. S. Dollars
                      (in Thousands, except interest rates)

                                                              Investments
                                              Fair Value at   Maturing in
                                                12/31/99        FY 2000
                                              -------------   -----------

            Cash Equivalents                       $1,494       $1,494
            Weighted Average Interest Rate           6.13%        6.13%

            Investments                            $5,950       $5,950
            Weighted Average Interest Rate           6.11%        6.11%

            Total Portfolio                        $7,445       $7,445
            Weighted Average Interest Rate           6.11%        6.11%

Impact of Foreign Currency Rate Changes

      During 1999, most currencies in Europe and Asia/Pacific fluctuated, but ended the year relatively stable against the U.S. dollar. However, the translation of the parent Company's intercompany receivables and foreign entities' assets and liabilities did not have a material impact on the consolidated results of the Company. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect the consolidated results of the Company in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       GENSYM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               December 31,
                                                             1999        1998
                                                           --------    --------
                   ASSETS

Current Assets:
   Cash and cash equivalents                                $ 5,710     $13,695
   Short-term investments                                     5,975         839
   Accounts receivable, less reserves of $364
     in 1999 and $423 in 1998                                 9,528       7,578
   Prepaid expenses                                           2,352       1,775
   Deferred income taxes                                      1,261       1,548
                                                           --------    --------
         Total current assets                                24,826      25,435
                                                           --------    --------

Property and Equipment, at cost
   Computer equipment and software                            8,264       8,043
   Furniture and fixtures                                     1,932       1,788
   Leasehold improvements                                       423         490
                                                           --------    --------
                                                             10,619      10,321
   Accumulated depreciation and amortization                 (9,324)     (8,339)
                                                           --------    --------
                                                              1,295       1,982
                                                           --------    --------

Long term deferred income taxes                                 612         612
Deposits and other assets                                       201         239
                                                           --------    --------

                                                            $26,934     $28,268
                                                           ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                            $387        $517
   Accrued expenses                                           4,694       3,862
   Deferred revenue                                           6,931       6,406
                                                           --------    --------
     Total current liabilities                               12,012      10,785
                                                           --------    --------

Commitments (Note 5)
Stockholders' Equity:
   Preferred Stock, $.01 par value - Authorized
     2,000,000 shares
       Issued and outstanding - none                             --          --
   Common Stock, $.01 par value -
     Authorized - 20,000,000 shares
     Issued - 6,744,565 shares in 1999 and
       6,557,268 shares in 1998                                  67          65
   Capital in excess of par value                            20,923      20,427
   Treasury stock - 501,300 shares in 1999 and 345,200
     shares in 1998, at cost                                 (1,869)     (1,278)
   Accumulated deficit                                       (3,053)     (1,101)
   Cumulative translation adjustment                         (1,146)       (630)
                                                           --------    --------
       Total stockholders' equity                            14,922      17,483
                                                           --------    --------

                                                            $26,934     $28,268
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                    Year ended December 31,
                                                 1999        1998        1997
                                               --------    --------    --------

REVENUES:
       Product                                  $19,628     $16,911     $18,433
       Service                                   16,799      18,067      17,076
                                               --------    --------    --------
             Total revenues                      36,427      34,978      35,509

COST OF REVENUES                                  8,574       8,698       9,352
                                               --------    --------    --------

Gross profit                                     27,853      26,280      26,157
                                               --------    --------    --------

OPERATING EXPENSES:
       Sales and marketing                       18,214      18,276      18,802
       Research and development                   6,470       6,023       6,977
       General and administrative                 5,288       4,134       4,528
       Restructuring charge                          --          --       1,558
                                               --------    --------    --------
             Total operating expenses            29,972      28,433      31,865
                                               --------    --------    --------

Operating loss                                   (2,119)     (2,153)     (5,708)

OTHER INCOME:
       Interest income                              505         678         591
       Other income (expense)                        (2)         37         188
                                               --------    --------    --------
             Total other income, net                503         715         779
                                               --------    --------    --------

Loss before provision for income taxes           (1,616)     (1,438)     (4,929)

PROVISION FOR INCOME TAXES                          336          50          40
                                               --------    --------    --------

Net loss                                        $(1,952)    $(1,488)    $(4,969)
                                               ========    ========    ========

Basic and diluted loss per share                 $(0.32)     $(0.23)     $(0.79)
                                               ========    ========    ========

Weighted average common shares outstanding        6,149       6,371       6,310
                                               ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                              Common Stock
                                         ---------------------
                                                                              Capital in   Accumulated    Cumulative
                                           Number    $ 0.01 Par   Treasury    Excess of     Earnings     Translation
                                         of Shares      Value       Stock     Par Value     (Deficit)     Adjustment
                                         ---------   ---------    ---------   ---------     ---------     ---------
BALANCE, DECEMBER 31, 1996               6,190,317   $      62    $     --    $  18,727     $   5,356     $     (77)
Exercise of stock options                   91,170           1          --          500            --            --
Issuance of common stock under
  Employee Stock Purchase Plan (ESPP)      127,910           1          --          632            --            --
Translation adjustment                          --          --          --           --            --          (487)
Tax benefit from exercise of
  incentive stock options and shares
  purchased under ESPP                          --          --          --           82            --            --
Net loss                                        --          --          --           --        (4,969)           --

Comprehensive net loss for the year
ended December 31, 1997
                                         ---------   ---------    --------   ----------     ---------     ---------
BALANCE, DECEMBER 31, 1997               6,409,397          64          --       19,941           387          (564)
Exercise of stock options                   18,050          --          --           82            --            --
Issuance of common stock under ESPP        129,821           1          --          404            --            --
Treasury stock--345,200 shares                  --          --      (1,278)          --            --            --
Translation adjustment                          --          --          --           --            --           (66)
Net loss                                        --          --          --           --        (1,488)           --

Comprehensive net loss for the year
ended December 31, 1998
                                         ---------   ---------    --------   ----------     ---------     ---------
BALANCE, DECEMBER 31, 1998               6,557,268          65      (1,278)      20,427        (1,101)         (630)
Exercise of stock options                   24,156          --          --           74            --            --
Issuance of common stock under ESPP        163,141           2          --          422            --            --
Treasury stock--156,100 shares                  --          --        (591)          --            --            --
Translation adjustment                          --          --          --           --            --          (516)
Net loss                                        --          --          --           --        (1,952)           --

Comprehensive net loss for the year
ended December 31, 1999
                                         ---------   ---------    --------   ----------     ---------     ---------
BALANCE, DECEMBER 31, 1999               6,744,565   $      67    $ (1,869)   $  20,923     $  (3,053)    $  (1,146)
                                         =========   =========    ========   ==========     =========     =========

                                             Total
                                         Stockholders'  Comprehensive
                                            Equity      Income (Loss)
                                           ---------      ---------
BALANCE, DECEMBER 31, 1996                 $  24,068
Exercise of stock options                        501
Issuance of common stock under ESPP              633
Translation adjustment                          (487)          (487)
Tax benefit from exercise of
  incentive stock options and shares
  purchased under ESPP                            82
Net loss                                      (4,969)        (4,969)
                                                          ---------
Comprehensive net loss for the year
ended December 31, 1997                                   $  (5,456)
                                           ---------      ---------
BALANCE, DECEMBER 31, 1997                    19,828
Exercise of stock options                         82
Issuance of common stock under ESPP              405
Treasury stock--345,200 shares                (1,278)
Translation adjustment                           (66)           (66)
Net loss                                      (1,488)        (1,488)
                                                          ---------
Comprehensive net loss for the year
ended  December 31, 1998                                  $  (1,554)
                                           ---------      ---------
BALANCE, DECEMBER 31, 1998                    17,483
Exercise of stock options                         74
Issuance of common stock under ESPP              424
Treasury stock--156,100 shares                  (591)
Translation adjustment                          (516)          (516)
Net loss                                      (1,952)        (1,952)
                                                          ---------
Comprehensive net loss for the year
ended December 31, 1999                                   $  (2,468)
                                           ---------      ---------
BALANCE, DECEMBER 31, 1999                 $  14,922
                                           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Year ended December 31,
                                                            1999        1998        1997
                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(1,952)    $(1,488)    $(4,969)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                985       1,245       1,147
  Deferred income taxes                                        287          --        (500)
  Restructuring charge                                          --          --         842
  Changes in assets and liabilities:
    Accounts receivable                                     (2,055)        747       1,375
    Prepaid expenses                                          (720)       (214)         16
    Accounts payable                                          (112)       (400)       (314)
    Accrued expenses                                           982      (1,155)       (490)
    Deferred revenue                                           527         611         (11)
                                                          --------    --------    --------

    Net cash used in operating activities                   (2,058)       (654)     (2,904)
                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of short-term investments               (5,137)      4,005       3,068
  Sales (purchases) of long-term investments                    --       1,041        (299)
  Purchases of property and equipment                         (298)       (843)     (1,187)
  Decrease (increase) in deposits and other assets              38          32         (80)
                                                          --------    --------    --------

    Net cash (used in) provided by investing activities     (5,397)      4,235       1,502
                                                          --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                                 (591)     (1,279)         --
  Proceeds from exercise of stock options                       74          83         501
  Proceeds from issuance of common stock under employee
    stock purchase plan                                        424         405         633
                                                          --------    --------    --------

    Net cash (used in) provided by financing activities        (93)       (791)      1,134

                                                          --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (437)        (53)       (453)
                                                          --------    --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (7,985)      2,737        (721)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              13,695      10,958      11,679
                                                          --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 5,710     $13,695     $10,958
                                                          ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
    Income taxes                                           $   221     $   424     $   445
                                                          ========    ========    ========

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

(b) Cash Equivalents and Investments

      The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at December 31, 1999 and 1998. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of December 31, 1999 and 1998 consist of U.S. and municipal agency bonds and commercial paper with original maturity dates greater than three months that mature within one year.

(c) Depreciation and Amortization

      The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

                                            Estimated
              Asset Classification          Useful Lives
              --------------------          ------------
              Computer equipment
                and software.............   3 Years
              Furniture and fixtures.....   5 Years
              Leasehold improvements.....   Shorter of lease term or useful life

(d) Revenue Recognition

      The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4. Product revenues are recognized upon shipment or upon the completion of all significant obligations by the Company, whichever is later, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance are required subsequent to delivery, revenues are recognized upon customer acceptance. Revenues from the sale of multicopy licenses are recognized upon the shipment of the product master or the first copy of the software product if the product master is not to be delivered. Revenues derived from consulting and training are recognized upon performance of the services provided that the amounts due from customers are fixed or determinable and deemed collectible by management. Software maintenance fees are recognized as revenue ratably over the period to which they relate. Deferred revenue primarily represents advance billings for software services, which include maintenance, consulting, training and license prepayment fees.

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

(g) Retirement Plan

      Effective January 1997, the Company amended the Gensym Corporation 401(k) Plan (the "Plan") to allow for employer matching contributions. The Company has elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee's compensation (as defined) contributed to the Plan as an elective deferral. The Company's contributions to the Plan were $262,000 in 1999 and $316,000 in 1998.

(h) Concentration of Credit Risk

      Generally accepted accounting principles require disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments in highly rated institutions. One customer accounted for 12% of the total revenue in 1999. No single customer accounted for greater than 10% of total revenues or represented a significant credit risk to the Company in 1998 or 1997. No single customer accounted for greater than 10% of accounts receivable at December 31, 1999 or 1998. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

(i) Income (Loss) per Share

      In accordance with SFAS No. 128, Earnings per Share, basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share was computed using the weighted average number of common and potential common shares outstanding during the periods in accordance with the treasury stock method. For the years ended December 31, 1999, 1998, and 1997, the computation for diluted loss per share excludes the effect of 1,169,294 shares, 729,639 shares, and 819,780 shares, respectively, issuable from assumed exercise of options, as their effect would be antidilutive.

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

(k) New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

      In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2 Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exists for delivered elements of a software arrangement. The Company will be required to comply with the provisions of SOP 98-9 for applicable transactions entered into beginning January 1, 2000. The Company does not expect the adoption of SOP 98-9 will have a material effect on its financial position or operating results.

(2) LINE OF CREDIT

      The Company had a $1,000,000 working capital line of credit which expired April 30, 1999 and which the Company did not renew. The line of credit was unsecured, and the interest rate on the borrowings was at the prime rate.

(3) STOCKHOLDERS' EQUITY

(a) Common Stock

      The Company's authorized capitalization consists of 20,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

(b) Stock Option Plans

      The following table shows the Company's stock option plans, the number of shares reserved for issuance by the Company's Board of Directors, and the number of shares available for future issuance as of December 31, 1999:

                                                              Number of Shares
                                                            Available for Future
                                                                  Issuance
                                      Number of Shares       as of December 31,
           Plan Name                Reserved for Issuance           1999
---------------------------------   ---------------------   --------------------

1987 Stock Plan                             600,000                       0
1994 Stock Option Plan                      534,850                 216,378
1995 Director Stock Option Plan             100,000                  78,000
1995 Employee Stock Purchase Plan           500,000                  45,383
1997 Stock Incentive Plan                   500,000                  47,719
                                          ---------               ---------
                                          2,234,850                 387,480
                                          =========               =========

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

      The 1995 Director Stock Option Plan (the "Director Plan") was approved by the stockholders in January 1996 and amended in May 1997. The Director Plan provides for the grant of options to purchase Common Stock of the Company to non-employee directors of the Company. On June 30 of each year, beginning in 1997, each non-employee director is granted an option to purchase 3,000 shares of common stock at an exercise price equal to the then current fair market value. These options vest in equal portions over a five-year period and expire 10 years from the date of grant.

      During 1999, in conjunction with the hiring of the chief executive officer, the Company granted options to purchase 361,111 shares at an exercise price of $3.25, outside of any existing stock option plans. These stock options are included in the schedules below.

The following schedule summarizes the stock option activity for each the three years in the period ended December 31, 1999:

                                    Number      Option Price    Weighted Average
                                  of Shares      per Share       Exercise Price
                                  ---------    --------------   ---------------
Outstanding at December 31, 1996    584,060    $ 1.60 - 20.00           $  8.73
Granted                             572,620      4.50 - 11.75              6.08
Exercised                           (91,170)      1.60 - 7.50              5.49
Canceled                           (245,730)     4.88 - 20.00             10.71
                                  ---------    --------------   ---------------
Outstanding at December 31, 1997    819,780    $1.60 - $20.00           $  6.65
Granted                             835,698       3.00 - 7.50              4.94
Exercised                           (18,050)      1.60 - 7.50              4.58
Canceled                           (907,789)     3.81 - 20.00              6.90
                                  ---------    --------------   ---------------

Outstanding at December 31, 1998    729,639    $3.00 - $10.00           $  4.44
Granted                             656,320       2.75 - 5.25              3.45
Exercised                           (24,156)      3.00 - 3.88              3.13
Canceled                           (192,509)      3.00 - 7.50              4.35
                                  ---------    --------------   ---------------

Outstanding at December 31, 1999  1,169,294    $2.75 - $10.00           $  3.92
                                  =========    ==============   ===============

Exercisable at December 31, 1999    340,741    $3.00 - $10.00           $  4.53
                                  =========    ==============   ===============

The range of exercise prices for options outstanding and options exercisable at December 31, 1999 is as follows:

                                       Options Outstanding         Options Exercisable
                                  ----------------------------   ----------------------
                                    Weighted
                                    Average                                    Weighted
                                   Remaining       Weighted                     Average
Range of Exercise     Options     Contractual       Average         Options    Exercise
      Prices        Outstanding      Life       Exercise Price   Exercisable    Price
-----------------   -----------   -----------   --------------   -----------   - ------
   $ 2.75-4.50       1,035,596        9.09         $3.59            268,121      $3.98
   $ 4.63-6.50          83,010        7.74          5.12             34,130       5.24
   $ 7.50-10.00         50,688        6.96          7.70             38,490       7.71
                     ---------       -----         -----          ---------      -----
                     1,169,294        7.22         $3.92            340,741      $4.53
                     =========       =====         =====          =========      =====

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

All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period "Offering Period" for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. The compensation committee of the board of directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company has sold 455,041 shares as of December 31, 1999.

(c) Stock-Based Compensation

      The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the three years ended December 31, 1999, using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

                                      1999           1998           1997
                                  -----------    -----------    -----------
Risk-free interest rate           4.80 - 6.38%   4.65 - 5.71%   5.46 - 6.71%
Expected dividend yield                      0              0              0
Expected lives of option grants      7.0 Years      7.0 Years      6.5 Years
Expected volatility                        90%            70%            63%
Weighted average fair value of
options granted                          $2.85          $3.25          $3.95

For the purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and Purchase Plan shares been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the effect would have been as follows:

                                                1999         1998         1997
                                              -------      -------      -------
                                        (In thousands, except per share amounts)

Net loss as reported                          $(1,952)     $(1,488)     $(4,969)
Pro forma net loss as adjusted                 (2,883)      (2,384)      (5,615)
Basic and diluted loss per share as reported ($0.32) ($0.23) ($0.79) Pro forma basic and diluted loss per share
  as adjusted                                  ($0.53)      ($0.43)      ($0.95)

(d) Stock Repurchase Program

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 1999, 501,300 shares had been repurchased at a cost of $1,869,000.

(4) INCOME TAXES

The components of the provision for income taxes for each of the three years in the period ended December 31, 1999 are as follows:

                                             1999           1998          1997
                                            -------       -------       -------
                                                       (In thousands)
            Federal
                   Current                  $    --       $   (71)      $   (91)
                   Deferred                  (1,680)         (675)       (2,221)
                                            -------       -------       -------
                                             (1,680)         (746)       (2,312)
                                            -------       -------       -------
            State
                   Current                        6             7             6
                   Deferred                     (36)          (31)          (27)
                                            -------       -------       -------
                                                (30)          (24)          (21)
                                            -------       -------       -------
            Foreign
                   Withholding                  133            48           182
                   Income                       203            66           524
                                            -------       -------       -------
                                                336           114           706
                                            -------       -------       -------

            Change in Valuation Allowance     1,710           706         1,667
                                            -------       -------       -------

                                            $   336       $    50       $    40
                                            =======       =======       =======

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

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                             1999         1998
                                                           -------      -------
                                                              (In thousands)
Net operating loss carryforward                            $ 3,152      $ 2,299
Research and development tax credit carryforward             1,305        1,018
Depreciation                                                   201          122
Deferred revenue                                               345          317
Other temporary differences                                    954          778
                                                           -------      -------
                                                             5,957        4,534
Valuation allowance                                         (4,084)      (2,374)
                                                           -------      -------
Net deferred tax asset                                     $ 1,873      $ 2,160
                                                           =======      =======

The net operating loss carryforwards expire on various dates through 2019 and are subject to review and possible adjustment by the Internal Revenue Service.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                     1999      1998      1997
                                                     -----     -----     -----
Provision at federal statutory rate                  (34.0)%   (34.0)%   (34.0)%
State income tax, net of federal benefits             (1.2)     (1.1)     (.04)
Foreign income and withholding taxes                 (24.0)     27.9       6.6
Change in valuation allowance                        105.8      49.1      33.8
Utilization of tax credits                           (17.8)    (21.0)     (0.4)
Other, net                                            (8.0)    (17.4)     (4.8)
                                                     -----     -----     -----
                                                      20.8 %     3.5 %     0.8 %
                                                     =====     =====     =====

(5) COMMITMENTS

The Company leases its facilities and certain equipment under operating leases. The future minimum annual payments under these leases at December 31, 1999 are as follows:

                         For the Year          Amount
                      Ended December 31,   (In thousands)
                      ------------------   --------------
                             2000                 $ 3,335
                             2001                   1,357
                             2002                     686
                             2003                     291
                             2004                     168
                          Thereafter                  245
                                           --------------
                                                  $ 6,082
                                           ==============

Rent and lease expense under the above leases, net of rental income from sub-leases, was approximately $3,159,000 in 1999, $2,931,000 in 1998, and $3,834,000 in 1997.

(6) ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                             1999          1998
                                                            --------------------
                                                               (In thousands)
                                                            ------        ------

Accrued payroll and related expenses                        $1,730        $1,100
Accrued commissions                                            624           460
Accrued bonus                                                  286            65
Other accrued expenses                                       2,054         2,237
                                                            ------        ------
                                                            $4,694        $3,862
                                                            ======        ======

(7) RESTRUCTURING CHARGE

During the second quarter of 1997, the Company recorded a charge of approximately $2.0 million for restructuring costs associated with the reduction of its workforce, closing and consolidation of several field sales offices and consolidation of office space in its corporate headquarters. The charge included reserves for rent and lease termination costs, severance and other employee termination costs and the write off of certain assets that would provide no future benefit to the Company as a result of the restructuring plan. In the third quarter of 1997, the Company recorded a restructuring credit of $485,000 for the recovery of its investment in a joint venture, a portion of which had been written off in the previous quarter.

As of December 31, 1999, approximately $18,000 of accrued restructuring charges remained pertaining to future rent payment obligations, which are expected to be paid during 2000.

(8) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Domestic and international sales as a percentage of total revenues are as follows:

                                             1999           1998           1997
                                             ----           ----           ----
United States                                  54%            53%            54%
Europe                                         31             27             30
Other                                          15             20             16
                                              ---            ---            ---
                                              100%           100%           100%
                                              ===            ===            ===

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

During 1999, the Company changed the way it evaluates its operations. The Company views its business as having four operating segments: Manufacturing, Communications, Advanced Systems, and EMA (Europe/Middle East/Africa).

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

The accounting policies of the segments are the same as those described in Note
1. The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally sales and marketing costs, research and development costs and identifiable management costs. Identifiable assets consist primarily of accounts receivable, prepaid expenses, property and equipment, and deposits. Information as to the operations of the different segments is set forth below:

                                                                       Europe
                                  Manu-       Communi-    Advanced   Middle-East
                                facturing     cations      Systems     & Africa      Total
                                ---------     --------    --------   -----------    -------
Year ended December 31, 1999
     Revenues                    $ 9,768      $ 9,881      $ 5,328      $11,450     $36,427
                                 =======      =======      =======      =======     =======
     Net contribution            $ 2,863      $ 1,859      $ 1,843      $ 3,405     $ 9,970
                                 =======      =======      =======      =======     =======
     Identifiable assets         $ 3,915      $ 2,501      $ 2,024      $ 4,935     $13,375
                                 =======      =======      =======      =======     =======
     Fixed asset depreciation    $   208      $   175      $    59      $   157     $   599
                                 =======      =======      =======      =======     =======

                                                                       Europe
                                  Manu-       Communi-    Advanced   Middle-East
                                facturing     cations      Systems     & Africa      Total
                                ---------     --------    --------   -----------    -------
Year ended December 31, 1998
     Revenues                    $11,940      $ 7,740      $ 5,135      $10,163     $34,978
                                 =======      =======      =======      =======     =======
     Net contribution            $ 3,329      $ 1,844      $ 1,455      $ 1,818     $ 8,446
                                 =======      =======      =======      =======     =======
     Identifiable assets         $ 4,303      $ 2,450      $ 1,349      $ 3,471     $11,573
                                 =======      =======      =======      =======     =======
     Fixed asset depreciation    $   310      $   160      $    82      $    94     $   646
                                 =======      =======      =======      =======     =======

Information for the year ended December 31, 1997 has not been provided, as it would be impracticable to do so.

(10) VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at     Addition                 Balance at
                                   Beginning of   Charged to                  End of
       Description                    Period       Expense     Deductions     Period
--------------------------------   ------------   ----------   ----------   -----------
Allowance for Doubtful Accounts:

Year ended December 31, 1999           $423          $305         $364          $364
                                       ====          ====         ====          ====

Year ended December 31, 1998           $354          $110         $ 41          $423
                                       ====          ====         ====          ====

Year ended December 31, 1997           $453          $225         $324          $354
                                       ====          ====         ====          ====

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To Gensym Corporation:

      We have audited the accompanying consolidated balance sheets of Gensym Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ARTHUR ANDERSEN LLP
                                        ----------------------------------------
                                            ARTHUR ANDERSEN LLP

      Boston, Massachusetts
      January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in part under "Executive Officers of the Company" in Part I hereof, and the remainder is contained under the caption "PROPOSAL 1 - ELECTION OF DIRECTORS" in the Company's Proxy Statement (the "2000 Proxy Statement"), to be mailed in April 2000, for the Annual Meeting of Stockholders to be held on May 17, 2000 at 10:00 A.M. at the offices of Hale and Dorr LLP, 60 State Street, Boston, MA 02109. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is contained under the captions "Director Compensation" and "Compensation to Executive Officers" in the Company's 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained under the caption "Certain Transactions" in the Company's 2000 Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

      The following documents are included in Item 8 of this Annual Report on Form 10-K:

      Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the three years ended December 31, 1999 Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999 Consolidated Statements of Cash Flows for the three years ended December 31, 1999 Notes to Consolidated Financial Statements Report of Independent Public Accountants

      (2) FINANCIAL STATEMENT SCHEDULES

      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (3) EXHIBITS

      The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K, and are incorporated herein by reference.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31,
      1999

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENSYM CORPORATION
                                            (Registrant)


                                        By: /s/ Patrick Courtin
                                            ------------------------------------
Dated: March 28, 2000                       Patrick Courtin
                                            Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2000:


/s/ Patrick Courtin
-------------------------
Patrick Courtin             Chairman of the Board, Chief Executive Officer,
                            and President


/s/ Jeffrey A. Weber
-------------------------
Jeffrey A. Weber            Chief Financial Officer


/s/ Lowell B. Hawkinson
-------------------------
Lowell B. Hawkinson         Director


/s/ John A. Shane
-------------------------
John A. Shane               Director


/s/ Theodore Johnson
-------------------------
Theodore Johnson            Director


/s/ Thomas E. Swithenbank
-------------------------
Thomas E. Swithenbank       Director


/s/ Barry R. Gorsun
-------------------------
Barry R. Gorsun             Director


/s/ Robert A. Degan
-------------------------
Robert A. Degan             Director

EXHIBIT INDEX

Exhibit #   Description
---------   -----------

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

10.3 1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant's Proxy Statement filed on April 6,
            1998)

10.4 1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1997)

10.5 Amended and Restated Registration Rights Agreement dated as of August 12, 1991 by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)

10.6 Lease dated as of January 1, 1995 by and between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)

10.7 First Amendment to Lease dated as of December 2, 1996 between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)

10.8 Second Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)

10.9 Third Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)

10.10 Fourth Amendment to Lease dated as of December 4, 1998 between the Registrant and CambridgePark One Limited Partnership

10.11 Amendment to the Business Loan Agreement dated June 20, 1991 between Gensym Corporation and State Street Bank and Trust Company, as amended to date (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1997)

10.12 Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science Corporation (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)

10.13 1997 Stock Incentive Plan (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1997)

10.14 Sublease Agreement dated August 26, 1997 between Gensym Corporation and Spaulding & Slye Services Limited Partnership (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1997)

10.15 Secured Promissory Note dated October 1, 1997 from Stephen R. Quehl to Gensym Corporation (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1997)

10.16 Pledge Agreement dated October 1, 1997 between Gensym Corporation and Stephen R. Quehl (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1997)

10.17 Rights Agreement, dated as of April 8, 1997, between Gensym Corporation and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 17, 1997)

10.18       Severance arrangement with Lowell Hawkinson dated June 24, 1999.

21          Subsidiaries of the Registrant

23          Consent of Arthur Andersen LLP

27          Financial Data Schedule

Notes

Exhibit 10.12 - Confidential treatment has been granted with respect to certain portions of this agreement.

Exhibits 10.1, 10.2, 10.3, 10.4, 10.13 and 10.18 - Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K

                               GENSYM CORPORATION
                   EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Name                                 Jurisdiction of Incorporation
----                                 -----------------------------

Gensym International Corporation     Delaware

Gensym Securities Corporation        Massachusetts

Gensym FSC                           U.S. Virgin Islands

Gensym B.V.                          The Netherlands

Gensym Canada Ltd.                   Canada

Gensym GmbH                          Germany

Gensym S.A.                          France

Gensym Ltd.                          United Kingdom

Gensym Srl.                          Italy

Gensym MENA                          Tunisia

Gensym AB                            Sweden

Gensym Japan Corporation             Japan

Gensym Asia Pacific Pte, Ltd.        Singapore