Form 10-Q
period 2000-03-31
GENSYM CORP
filed 2000-05-12
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 (Mark one)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
    Act of 1934

                     For three months ended March 31, 2000

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

                           Yes  X                No ___
                               ---

         As of May 5, 2000 there were 6,336,089 shares of the Registrant's Common Stock outstanding.

                              GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                          Page No.
                                                                          -------
Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999                                3

          Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2000 and 1999                          4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2000 and 1999                          5

          Notes to Condensed Consolidated Financial Statements              6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  18

Item 2.   Changes in Securities                                              18

Item 3.   Defaults Upon Senior Securities                                    18

Item 4.   Submission of Matters to a Vote of Security Holders                18

Item 5.   Other Information                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                   18

          Signatures                                                         19

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

(in thousands)                                                   March 31,             December 31,
                                                                   2000                    1999
                                                              ---------------         ---------------
ASSETS

Current Assets:
      Cash and cash equivalents                                     $   8,616               $   5,710
      Short-term investments                                            3,978                   5,975
      Accounts receivable, net                                          6,531                   9,528
      Prepaid expenses                                                  2,696                   2,352
      Deferred income taxes                                             1,261                   1,261
                                                                   ----------              ----------
            Total current assets                                       23,082                  24,826

Property and Equipment, net                                             1,330                   1,295

Long-term deferred income taxes                                           612                     612
Deposits and other assets                                                 189                     201
                                                                   ----------              ----------

                                                                    $  25,213               $  26,934
                                                                   ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                              $     628               $     387
      Accrued expenses                                                  5,519                   4,694
      Deferred revenue                                                  6,831                   6,931
                                                                   ----------              ----------
            Total current liabilities                                  12,978                  12,012

Stockholders' Equity:
      Common stock                                                         68                      67
      Capital in excess of par value                                   21,301                  20,923
      Treasury stock                                                   (1,869)                 (1,869)
      Accumulated deficit                                              (5,946)                 (3,053)
      Cumulative translation adjustment                                (1,319)                 (1,146)
                                                                   ----------              ----------
            Total stockholder's equity                                 12,235                  14,922
                                                                   ----------              ----------

                                                                    $  25,213               $  26,934
                                                                   ==========              ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(in thousands, except per share amounts)

                                                         Three months ended
                                                             March 31,
REVENUES:                                            2000               1999
                                                    ---------        ----------
  Product                                             $ 2,966          $ 4,060
  Service                                               4,135            4,296
                                                    ---------        ----------
    Total revenues                                      7,101            8,356

COST OF REVENUES                                        2,366            2,145
                                                    ---------        ----------

    Gross profit                                        4,735            6,211
                                                    ---------        ----------

OPERATING EXPENSES:
  Sales and marketing                                   4,327            4,478
  Research and development                              1,805            1,557
  General and administrative                            1,504            1,160
                                                    ---------        ----------
                                                        7,636            7,195
                                                    ---------        ----------

    Operating loss                                     (2,901)           (984)

OTHER INCOME, NET                                          69              111
                                                    ---------        ----------

  Loss before provision for
    income taxes                                       (2,832)            (873)

PROVISION FOR INCOME TAXES                                 60               45
                                                    ---------        ---------

    Net loss                                          $(2,892)         $  (918)
                                                    =========        =========

    Basic and diluted loss
        per share                                    $ (0.46)          $ (0.15)
                                                    =========        =========

    Weighted average common shares
        outstanding                                     6,260            6,150
                                                    =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(in thousands)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                        2000              1999
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $ (2,892)           $ (918)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
           Depreciation and amortization                                                    197               289
           Changes in assets and liabilities:
                 Accounts receivable                                                      2,962                67
                 Prepaid expenses                                                          (400)             (203)
                 Accounts payable                                                           247               (35)
                 Accrued expenses                                                           897               198
                 Deferred revenue                                                           (94)              (64)
                                                                                     ----------        ----------

                        Net cash provided by (used in) operating activities                 917              (666)
                                                                                     ----------        ----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                                      3,473               838
     Purchases of short-term investments                                                 (1,476)                -
     Purchases of property and equipment                                                   (232)              (83)
     Decrease in other assets                                                                 7                 1
                                                                                     ----------        ----------

                        Net cash provided by investing activities                         1,772               756
                                                                                     ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                               -              (591)
     Proceeds from exercise of stock options under stock plans                              379                 -
                                                                                     ----------        ----------

                        Net cash provided by (used in) financing activities                 379              (591)
                                                                                     ----------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (162)             (148)
                                                                                     ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      2,906              (649)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            5,710            13,696
                                                                                     ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 8,616           $13,047
                                                                                     ==========        ==========

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

2. Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the results of its operations for the three-month period ended March 31, 2000 and 1999 and its cash flows for the three months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2000. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.

3. Cash Equivalents and Investments

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at March 31, 2000 and December 31, 1999. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of March 31, 2000 and December 31, 1999 consist of U.S. and municipal agency bonds and commercial paper with original maturity dates greater than three months that mature within one year.

4. Recently Issued Accounting Pronouncements

     The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

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

     The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 in December of 1998. SOP 98-9 requires use of the residual method of recognition of revenues when vendor specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. The Company is required to comply with the provisions of SOP 98-9 for applicable transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material effect on its financial position or operating results.

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

5. Comprehensive Income

     The Company applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three-month period ended March 31, 2000 and 1999 are as follows (in thousands):

                                                      Three months ended
                                                           March 31,
                                                     2000            1999
                                                   ---------       ---------
Comprehensive income (loss):
     Net loss                                        $(2,892)        $  (918)
     Other comprehensive loss
         Foreign currency adjustment                    (173)           (179)
                                                   ---------       ---------

            Comprehensive loss                       $(3,065)        $(1,097)
                                                   =========       =========


6. Income (Loss) Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share was computed using the weighted average number of common and potential common shares outstanding during the periods in accordance with the treasury stock method. For the three-month period ended March 31, 2000 and 1999, the computation for diluted loss per share excludes the effect of 1,284,312 and 666,074 shares, respectively, issuable from assumed exercise of options, as their effect would be antidilutive.

7. Segment Reporting

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

     Beginning in 2000, the Company changed the way it evaluates its operations. The Company views its business as having two worldwide field operations: 1) the Expert Operation product line, which focuses on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing; and 2) the e-Infrastructure product line, which focuses on building Gensym's entrance into

Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies.

     These business operations have their own specialized sales, business development, consulting, and training resources to provide the level of application and industry specific knowledge needed to achieve sustained growth and profitability in their respective markets.

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

     The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally selling costs. Identifiable assets consist primarily of: 1) accounts receivable in support of segment revenues, and 2) prepaid expenses, property and equipment, and deposits in support of employees dedicated to the specific segments. Information as to the operations of the different segments is set forth below:

(in thousands)

                                                                                    Unallocated
                                                  Expert                             Corporate
                                                Operation        e-Infrastructure      Costs         Total
                                               -------------     ----------------   -----------   ----------
     Three months ended
     March 31, 2000
       Revenues                                   $    2,983            $   4,118                   $  7,101
                                               =============         ============                 ==========
       Net contribution                           $        2            $   1,111      $   (705)    $    408
                                               =============         ============   ===========   ==========
       Identifiable assets                        $    4,203            $   5,028      $  1,515     $ 10,746
                                               =============         ============   ===========   ==========
       Fixed asset depreciation                   $       53            $      54      $     23     $    130
                                               =============         ============   ===========   ==========


                                                                                    Unallocated
                                                  Expert                             Corporate
                                                Operation        e-Infrastructure      Costs         Total
                                               -------------     ----------------   -----------   ----------
     Three months ended
     March 31, 1999
       Revenues                                   $    4,035           $    4,321                  $  8,356
                                                ============         ============                 =========
       Net contribution                           $      554           $    1,492       $  (313)   $  1,733
                                                ============         ============   ===========   =========
       Identifiable assets                        $    4,203           $    5,028       $ 1,519    $ 10,750
                                                ============         ============   ===========   =========
       Fixed asset depreciation                   $       68           $       70       $    26    $    164
                                                ============         ============   ===========   =========

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was incorporated in 1986 to deliver adaptive software products for modeling and managing complex business processes. The Company's core product, G2, and G2-based products are sold to customers for a broad array of intelligent operations management applications in a wide range of industries, including manufacturing, telecommunications, government, aerospace, transportation, and financial services. In addition, the Company derives significant service revenues from maintenance contracts, consulting services, and training courses related to its software products.

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

         Gensym has created two product line units responsible for sales, technical support, and consulting services. The Expert Operations unit serves Gensym's core customers in the chemical, oil and gas, pharmaceutical and other manufacturing-intensive industries with such leading products as G2 and NeurOn-Line. The new e-Infrastructure unit focuses on the business-to-business electronic infrastructure of networks, e-marketplace entrants and Fortune 1000 companies with current products, such as OpEx and ReThink, and new products such as e-SCOR, that will further address customers' Web-based, dynamic supply chains.

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

Results of Operations

         The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:


                                                   Three months ended
                                                        March 31,
                                                  2000              1999
                                                ---------        --------
     REVENUES:

         Product                                    41.8%           48.6%
         Service                                    58.2%           51.4%
                                                --------         -------
           Total revenues                          100.0%          100.0%

     COST OF REVENUES                               33.3%           25.7%
                                                --------         -------

           Gross profit                             66.7%           74.3%
                                                --------         -------

     OPERATING EXPENSES:
         Sales and marketing                        60.9%           53.6%
         Research and development                   25.4%           18.6%
         General and administration                 21.2%           13.9%
                                                --------         -------
                                                   107.5%           86.1%

           Operating income (loss)                 (40.8%)         (11.8%)

     OTHER INCOME, NET                               1.0%            1.3%
                                                --------         -------

           Income loss before provision
              for income taxes                     (39.8%)         (10.5%)

     PROVISION FOR INCOME TAXES                      0.8%            0.5%
                                                --------         -------

           Net income (loss)                       (40.6%)         (11.0%)
                                                ========         =======


Three Months Ended March 31, 2000 and 1999


Revenues

         The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

         Total revenues were $7.1 million for the three months ended March 31, 2000 as compared to $8.4 million for the same period in 1999, a decrease of $1.3 million, or 15.0%. The decrease was driven primarily by lower license sales.

         Product. Product revenues decreased to $3.0 million in the three months ended March 31, 2000 from $4.1 million in the three months ended March 31, 1999, a decrease of $1.1 million, or 26.9%. The decrease in product revenue was primarily attributable to a reorganization of the Company's sales force in line with the creation of two worldwide field operating units--Expert Operations and e-Infrastructure.

         Service. Service revenues decreased to $4.1 million in the three months ended March 31, 2000, from $4.3 million in the same period of 1999, a decrease of $0.2 million, or 3.7%. The decrease in service revenues was mainly attributable to a decrease in consulting revenue, partially offset by an increase in maintenance and training revenue.

Cost of Revenues

         Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three months ended March 31, 2000 were $2.4 million. This was an increase of $0.2 million, or 10.3%, compared with the first quarter of fiscal 1999. The increase in cost was primarily due to an increase in subcontracted consulting costs. Gross margin on revenues for the three months ended March 31, 2000 was 66.7% compared with 74.3% for the three-month period ended March 31, 1999. The decrease in gross margin resulted primarily from a $1.3 million decline in revenues and from a modest increase in royalty costs.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three months ended March 31, 2000 were $4.3 million, a decrease of $0.2 million, or 3.4%, from $4.5 million in the comparable quarter for fiscal 1999. The decrease was primarily due to lower commission expenses related to lower sales volume. As a percentage of revenues, sales and marketing expenses were 60.9% for the quarter ended March 31, 2000 as compared to 53.6% for the comparable period in fiscal 1999. The increase was primarily due to lower sales.

         Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the quarter ended March 31, 2000 were $1.8 million, an increase of $0.2 million, or 15.9%, from $1.6 million in the comparable quarter of fiscal 1999. The increased expense was primarily due to an increase in personnel related costs: recruitment, subcontracted labor, and compensation expenses. As a percentage of revenues, research and development expenses were 25.4% for the quarter ended March 31, 2000 as compared to 18.6% for the comparable quarter in fiscal 1999. The increase was a result of both higher expenses and lower sales.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the quarter ended March 31, 2000 were $1.5 million, an increase of $0.3 million, or 29.7%, from $1.2 million for the comparable quarter in fiscal 1999. The increase in expense was primarily due to increased legal and recruitment costs. As a percentage of revenues, general and administrative expenses were 21.2% for the quarter ended March 31, 2000 as compared to 13.9% for the comparable period in fiscal 1999. This increase was due the higher expenses in addition to lower sales.

Other Income

         Other income consists primarily of interest income partially offset by foreign exchange transaction gains and losses. Other income for the quarter ended March 31, 2000 was $69,000 as compared to $111,000 for the comparable period of fiscal 1999. The decrease was primarily due to decreased interest income due to lower cash balances. The Company has historically experienced nominal net foreign exchange transaction gains and losses.

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

         The Company's March 31, 2000 cash and cash equivalents balance of $8.6 million increased $2.9 million from the period ended December 31, 1999: $917,000 was provided by operating activities (primarily from the collection of accounts receivable), $2.0 million was received from the sales of short-term securities, $232,000 was used to purchase equipment and other assets, $379,000 was received from the exercise of stock options and from issuance of stock under the Company's Employee Stock Purchase Plan, and cash decreased $162,000 due to the effect of currency fluctuation.

         At March 31, 2000, the Company had cash, cash equivalents, and short-term investments of $12.6 million. The Company regularly invests excess funds in highly rated money market funds, government securities, and commercial paper.

         The Company believes that its available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through December 31, 2000.

Year 2000 Disclosure
--------------------

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruption of operations for any company using computer programs or hardware. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid "Year 2000" issues.

         We have not experienced any difficulties that we are aware of relating to Year 2000 issues. Our operations have not, to date, been adversely affected by any such difficulties experienced by any of our suppliers or customers in connection with Year 2000 issues. However, we could experience latent Year 2000 problems. As such, we will continue to monitor our systems for potential difficulties for the remainder of calendar year 2000.

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

     Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 22% and 30% of the Company's product revenues in the first three months of 2000 and 1999, respectively. The loss of major OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

         Concentration of Credit Risk. For the three-month period ended March 31, 2000, sales to one customer, BMC Software, accounted for approximately 10% of the Company's total revenue. For the fiscal year ended December 31, 1999, sales to BMC accounted for approximately 12% of the Company's total revenue. As a result, the loss of BMC as a customer could materially and adversely affect the Company's business and results of operations. No single customer accounted for greater than 10% of total revenues or represented a significant credit risk to the Company in 1998. No single customer accounted for greater than 10% of accounts receivable at March 31, 2000 or December 31, 1999.

     Risks Associated With International Operations. The Company's international revenues represented 43% and 50% of total revenues in the first three months of 2000 and 1999, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the new Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

     Principal amounts by expected maturity in U.S. dollars
     (in thousands except interest rates)
                                                                 Investments
                                               Fair value at     maturing in:
                                               March 31, 2000       FY 2000
                                               --------------      --------
     Cash equivalents                              $ 2,562         $ 2,562
     Weighted average interest rate                   6.06%           6.06%

     Investments                                   $ 3,978           3,978
     Weighted average interest rate                   6.08%           6.08%

     Total Portfolio                               $ 6,540         $ 6,540
     Weighted average interest rate                   6.07%           6.07%


         The Company conducts business in various foreign countries, primarily in Canada, Europe, Middle East, Australia, Japan and other Asian countries. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. And, to the extent that the Company's foreign subsidiaries maintain large intercompany payable balances with the U.S. parent, the potential exists for significant cumulative translation adjustments in the equity section of the consolidated balance sheet. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect the consolidated results of the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports of Form 8-K

         (a)  Exhibit Index
              Exhibit 10.1 - Severance agreement with Robert Moore
              Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed by Gensym during the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GENSYM CORPORATION
                                (Registrant)


                                /s/ Patrick Courtin
                                -------------------
    Dated: May 12, 2000         Patrick Courtin
                                Chief Executive Officer and President
                                (Principal Executive Officer)


                                /s/ Jeffrey A. Weber
                                --------------------
    Dated May 12, 2000          Jeffrey A. Weber
                                Vice President of Finance and
                                Administration, and Chief Financial Officer
                                (Principal Financial and Accounting Officer)