Form 10-Q
period 2000-06-30
GENSYM CORP
filed 2000-08-11
CIK 1005387

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


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

                           Yes [X]            No [_]

     As of August 1, 2000 there were 6,400,028 shares of the Registrant's Common Stock outstanding.

                              GENSYM CORPORATION
                                Form 10-Q INDEX

                         PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheet June 30, 2000 and
           December 31, 1999...........................................      3

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2000 and 1999...........      4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999.....................      5

           Notes to Condensed Consolidated Financial Statements........    6-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............  10-17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..     17


                         PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........     19


Item 6.    Exhibits and Reports on Form 8-K............................     19

           Signatures..................................................     20

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements


                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(in thousands)                                     June 30,     December 31,
                                                     2000           1999
                                                     ----           ----
ASSETS

Current Assets:
      Cash and cash equivalents                    $ 5,925        $ 5,710
      Short-term investments                         4,188          5,975
      Accounts receivable, net                       7,477          9,528
      Prepaid expenses                               2,345          2,352
      Deferred income taxes                          1,261          1,261
                                                  --------       --------
            Total current assets                    21,196         24,826

Property and Equipment, net                          1,279          1,295

Long-term deferred income taxes                        612            612
Deposits and other assets                              183            201
                                                  --------       --------

                                                  $ 23,270       $ 26,934
                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                            $    677       $    387
      Accrued expenses                               5,396          4,694
      Deferred revenue                               6,700          6,931
                                                  --------       --------
            Total current liabilities               12,773         12,012


Stockholders' Equity:
      Common stock                                      69             67
      Capital in excess of par value                21,501         20,923
      Treasury stock                                (1,869)        (1,869)
      Accumulated deficit                           (7,809)        (3,053)
      Cumulative translation adjustment             (1,395)        (1,146)
                                                  --------       --------
            Total stockholder's equity              10,497         14,922
                                                  --------       --------

                                                  $ 23,270       $ 26,934
                                                  ========       ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(in thousands, except for per share amounts)
                                                      Three months ended                   Six months ended
                                                           June 30,                            June 30,
                                                    ---------------------               ---------------------
                                                    2000             1999               2000             1999
                                                    ----             ----               ----             ----
REVENUES
   Product                                        $ 3,268          $ 5,337            $ 6,234          $ 9,397
   Service                                          4,005            4,404              8,140            8,700
                                                  -------          -------            -------          -------
    Total revenues                                  7,273            9,741             14,374           18,097

COST OF REVENUES                                    1,996            2,180              4,362            4,325
                                                  -------          -------            -------          -------

    Gross profit                                    5,277            7,561             10,012           13,772
                                                  -------          -------            -------          -------

OPERATING EXPENSES:
   Sales and marketing                              4,057            4,529              8,384            9,007
   Research and development                         1,957            1,768              3,762            3,325
   General and administrative                       1,102            1,121              2,606            2,281
                                                  -------          -------            -------          -------
                                                    7,116            7,418             14,752           14,613
                                                  -------          -------            -------          -------

    Operating income (loss)                        (1,839)             143             (4,740)            (841)

OTHER INCOME (LOSS), NET                               (9)             117                 60              228
                                                  -------          -------            -------          -------
Income (loss) before provision
    for income taxes                               (1,848)             260             (4,680)            (613)

PROVISION FOR INCOME TAXES                             15               37                 75               82
                                                  -------          -------            -------          -------
    Net income (loss)                             $(1,863)           $ 223            $(4,755)          $ (695)
                                                  =======          =======            =======          =======
    Basic and diluted earnings
         (loss) per share                         $ (0.29)          $ 0.04            $ (0.75)         $ (0.11)
                                                  =======          =======            =======          =======

    Weighted average common shares
         outstanding - Basic                        6,367            6,099              6,313            6,125
                                                  =======          =======            =======          =======

    Weighted average common shares
         outstanding - Diluted                      6,367            6,103              6,313            6,125
                                                  =======          =======            =======          =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(in thousands)
                                                                                           Six months ended
                                                                                                June 30,
                                                                                        2000              1999
                                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $ (4,755)           $ (695)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization                                                      431               573
           Changes in assets and liabilities:
                 Accounts receivable                                                        2,013              (420)
                 Prepaid expenses                                                             (56)             (300)
                 Accounts payable                                                             299               129
                 Accrued expenses                                                             788               119
                 Deferred revenue                                                            (225)               21
                                                                                    -------------     -------------

                        Net cash used in operating activities                              (1,505)             (573)
                                                                                    -------------     -------------


CASH FLOW FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                                        1,787               838
     Purchases of property and equipment                                                     (415)             (161)
     Decrease in other assets                                                                  12                 7
                                                                                    -------------     -------------

                        Net cash provided by investing activities                           1,384               684
                                                                                    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                                 -              (591)
     Proceeds from exercise of stock options under stock plans                                580               221
                                                                                    -------------     -------------

                        Net cash provided by (used in) financing activities                   580              (370)
                                                                                    -------------     -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (244)             (311)
                                                                                    -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          215              (570)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              5,710            13,696
                                                                                    -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 5,925           $13,126
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

                      GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Operations

     Gensym Corporation (the Company) is a leading supplier of software products and services for intelligent operations management in a broad range of industries, including manufacturing, telecommunications, government, aerospace, transportation, and financial services. Beginning in 2000, the Company realigned the way it evaluates its operations. The Company is organized into two worldwide business operations: 1) the Expert Operation product line unit, which focuses on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and 2) the e-Infrastructure product line unit, which focuses on building Gensym's entrance into the Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies.


2.  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and the results of its operations for the three- and six-month periods ended June 30, 2000 and 1999 and its cash flows for the six months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2000. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.


3.  Cash Equivalents and Investments

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at June 30, 2000 and December 31, 1999. Cash equivalents are short-term, highly liquid investments with original maturity dates of less three months or less. Short-term investments held as of June 30, 2000 and December 31, 1999 consist of U.S. and municipal agency bonds and commercial paper with original maturity dates greater than three months that mature within one year.


4.  Recently Issued Accounting Pronouncements

  The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the fourth quarter 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board, (FASB), issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.


5.  Revenue

     Product revenues are recognized upon shipment or upon the completion of all significant obligations by the Company, whichever is later, provided that the fee is fixed or determinable and deemed collectible by management. If conditions for acceptance exist subsequent to delivery, revenues are recognized upon customer acceptance. Revenues from the sale of multi-copy licenses are recognized upon the shipment of the product master or the first copy of the software product if the product master is not to be delivered. Revenues derived from consulting and training are recognized upon performance of the services provided that the amounts due from customers are fixed or determinable and deemed collectible by management. Software maintenance fees are recognized as revenue ratably over the period to which they relate. Deferred revenue primarily represents advance billings for software services, which include maintenance, consulting, training and license prepayment fees.

     The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 in December of 1998. SOP 98-9 requires use of the residual method of recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement.


6.   Comprehensive Income (Loss)

     The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from accumulated deficit and capital in excess of par value in the equity section of the balance sheet. The components of comprehensive income for the three- and six-month periods ended June 30, 2000 and 1999 are as follows (in thousands):

                                                      Three months ended                  Six months ended
                                                            June 30,                           June 30,
                                                     2000            1999               2000            1999
                                                 -------------   -------------      -------------   -------------
Comprehensive income (loss):
     Net income (loss)                                 $(1,863)          $ 223            $(4,755)         $ (695)
     Other comprehensive loss
         Foreign currency adjustment                       (76)           (171)              (249)           (350)
                                                 -------------   -------------      -------------   -------------

            Comprehensive income (loss)                $(1,939)           $ 52            $(5,004)        $(1,045)
                                                 =============   =============      =============   =============


7.    Earnings (Loss) Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per share was computed by dividing net earnings loss by the weighted average common shares outstanding during the three- and six-month periods ended June 30, 2000 and 1999. Diluted earnings (loss) per share was computed using the weighted average number of common and potential common shares outstanding in accordance with the treasury stock method. For the three months ended June 30, 1999, 4,050 potential shares of common stock from stock options were included in the computation of diluted earnings (loss) per share. For the three- and six-month periods ended June 30, 2000 1,395,138 stock options were not included in diluted weighted average shares outstanding, as the effect would have been antidilutive. For the six-month period ended June 30, 1999, 797,153 stock options were not included in diluted weighted average common shares outstanding.


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

     Beginning in 2000, the Company realigned the way it evaluates its operations. The Company views its business as having two worldwide business operations: 1) the Expert Operation product line unit, which focuses on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and 2) the e-Infrastructure product line unit, which focuses on building Gensym's entrance into the Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies.

     These business operations have their own specialized sales, business development, consulting, and training resources to provide the level of application and industry specific knowledge needed to achieve sustained growth and profitability in their respective markets.

     The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through value-added resellers and systems integrators, who provide consulting services and integrated solutions to their customers. The Company further licenses technology to original equipment manufacturers, or OEMs, which embed the technology within their product offerings.

     The Company evaluates performance of its segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally selling costs. Identifiable assets consist primarily of: 1) accounts receivable in support of segment revenues, and 2) prepaid expenses, property and equipment, and deposits in support of employees dedicated to the specific segments. Unallocated corporate costs include operating expenses and assets not specifically identifiable to the Company's operating segments. Information as to the operations of the different segments is set forth below:

(in thousands)


                                                                       Unallocated
                                     Expert                             Corporate
                                    Operation      e-Infrastructure      Costs          Total
                                  --------------  -----------------  --------------  ------------
Three months ended
June 30, 2000
    Revenues                             $ 3,588             $ 3,685                     $  7,273
                                  ==============  ==================                 ============
    Net contribution                     $   684             $ 1,018        $(3,541)     $ (1,839)
                                  ==============  ================== ==============  ============
    Identifiable assets                  $ 5,094             $ 4,859        $13,317      $ 23,270
                                  ==============  ================== ==============  ============
    Fixed asset depreciation             $    54             $    61        $   119      $    234
                                  ==============  ================== ==============  ============

                                                                       Unallocated
                                     Expert                             Corporate
                                    Operation      e-Infrastructure      Costs          Total
                                  --------------  ------------------  -------------  ------------
Three months ended
June 30, 1999
    Revenues                             $ 3,836             $ 5,905                     $  9,741
                                  ==============  ==================                 ============
    Net contribution                     $   898             $ 2,489        $(3,244)     $    143
                                  ==============  ================== ==============  ============
    Identifiable assets                  $ 4,098             $ 6,154        $16,705      $ 26,957
                                  ==============  ================== ==============  ============
    Fixed asset depreciation             $    79             $    82        $   123      $    284
                                  ==============  ================== ==============  ============

                                                                       Unallocated
                                     Expert                             Corporate
                                    Operation      e-Infrastructure      Costs          Total
                                  --------------  ---------------------------------  ------------
Six months ended
June 30, 2000
    Revenues                             $ 6,571             $ 7,803                     $ 14,374
                                  ==============  ==================                 ============
    Net contribution                     $   685             $ 2,130        $(7,555)     $ (4,740)
                                  ==============  ================== ==============  ============
    Identifiable assets                  $ 5,094             $ 4,859        $13,317      $ 23,270
                                  ==============  ================== ==============  ============
    Fixed asset depreciation             $   107             $   115        $   209      $    431
                                  ==============  ================== ==============  ============

                                                                       Unallocated
                                     Expert                             Corporate
                                    Operation      e-Infrastructure      Costs          Total
                                  --------------  ------------------  -------------  ------------
Six months ended
June 30, 1999
    Revenues                             $ 7,871            $ 10,226                     $ 18,097
                                  ==============  ==================                 ============
    Net contribution                     $ 1,452            $  3,981        $(6,274)     $   (841)
                                  ==============  ================== ==============  ============
    Identifiable assets                  $ 4,098            $  6,154        $16,705      $ 26,957
                                  ==============  ================== ==============  ============
    Fixed asset depreciation             $   147            $    152        $   274      $    573
                                  ==============  ================== ==============  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".


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

     The Company markets and sells its products through its direct sales force in the United States, Europe, Africa, and Asia, as well as through selected distributors in other countries, including Japan. The Company also sells its products through value-added resellers and systems integrators, who provide consulting services and integrated solutions to their customers. The Company further licenses technology to OEMs, which embed the technology within their product offerings.

     Beginning in 2000, the Company realigned its organization to create two worldwide business units, each of which is responsible for it's own sales, technical support, and consulting services. The Expert Operations product line unit serves Gensym's core customers in the chemical, oil and gas, pharmaceutical and other manufacturing-intensive industries with such leading products as G2 and NeurOn-Line. The new e-Infrastructure product line unit focuses on the business-to-business electronic infrastructure of networks, e-marketplace entrants and Fortune 1000 companies by offering both current technology platforms, such as Integrity (formerly known as OpEx), and new products such as e-SCOR, which will further address customers' Web-based, dynamic supply chains, and NetSleuth, which facilitates the discovery, mapping and analysis of IP networks.

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, condensed consolidated statements of operations data for the periods indicated:

                                                    Three months ended               Six months ended
                                                          June 30,                        June 30,
                                                  2000           1999              2000           1999
                                               -----------    ------------      -----------    ------------
REVENUES:
    Product                                           44.9%           54.8%            43.4%           51.9%
    Service                                           55.1%           45.2%            56.6%           48.1%
                                               -----------    ------------      -----------    ------------
      Total revenues                                 100.0%          100.0%           100.0%          100.0%

COST OF REVENUES                                      27.4%           22.4%            30.3%           23.9%
                                               -----------    ------------      -----------    ------------

      Gross profit                                    72.6%           77.6%            69.7%           76.1%
                                               -----------    ------------      -----------    ------------

OPERATING EXPENSES:
    Sales and marketing                               55.8%           46.5%            58.4%           49.8%
    Research and development                          26.9%           18.1%            26.2%           18.4%
    General and administration                        15.2%           11.5%            18.1%           12.6%
                                               -----------    ------------      -----------    ------------
                                                      97.9%           76.1%           102.7%           80.8%

      Operating income (loss)                       (25.3%)            1.5%          (33.0%)          (4.7%)

OTHER INCOME, NET                                    (0.1%)            1.2%             0.4%            1.3%
                                               -----------    ------------      -----------    ------------

      Income loss before provision
         for income taxes                           (25.4%)            2.7%          (32.6%)          (3.4%)

PROVISION FOR INCOME TAXES                             0.2%            0.4%             0.5%            0.4%
                                               -----------    ------------      -----------    ------------

      Net income (loss)                             (25.6%)            2.3%          (33.1%)          (3.8%)
                                               ===========    ============      ===========    ============


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues for the three and six months ended June 30, 2000 were $7.3 million and $14.4 million, respectively. This represents a decrease of $2.5 million, or 25.3%, for the three-month period ended June 30, 2000 as compared to the same period in 1999 and a decrease of $3.7 million, or 20.6%, for the six-month period ended June 30, 2000 as compared to the same period in 1999. For the three and six-month periods ended June 30, 2000, compared to the same periods of fiscal 1999, the decrease in total revenue was attributable to decreased sales of product licenses.

     Product. Product revenues for the three and six months ended June 30, 2000 were $3.3 million and $6.2 million, respectively, a decrease of $2.1 million, or 38.8%, and a decrease of $3.2 million, or 33.7%, from the comparable periods of fiscal 1999. The decrease in product revenues for the three- and six-month periods ended June 30, 2000 for the Expert Operations segment were $0.2 million and $0.9 million and the decrease was mainly a result of decreased sales to the process manufacturing industry. The e-Infrastructure segment decreased $1.9 million and $2.3 million for the respective periods. This decrease occurred primarily in the telecommunications sector in which the first six month of 1999 included several large orders from a single customer, BMC Software Inc., which accounted for $1.4 million in the six months ended June 30, 1999. The remaining decrease occurred mainly in the aerospace and transportation industries.

     Service. Service revenues for the three and six months ended June 30, 2000 were $4.0 million and $8.1 million, respectively, a decrease of $0.4 million, or 9.1%, and a decrease $0.6 million, or 6.4%, from the comparable periods of fiscal 1999. The decrease in service revenues for both the three- and six-month periods ended June 30, 2000 was primarily due to decreases in application consulting revenues and training fees.


Cost of Revenues

     Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and six months ended June 30, 2000 were $2.0 million and $4.4 million, respectively. This was a decrease of $0.2 million, or 8.4%, and an increase of $37,000, or 0.9%, from the comparable periods of 1999. The decrease in costs for the three months ended June 30, 2000 versus the comparable period in 1999, was due primarily to a decrease in costs related to consulting services. The slight increase in costs for the six months ended June 30, 2000 resulted from increases in royalty expenses and personnel costs offset by reduced consulting costs. Gross margin of 72.6% for the three months ended June 30, 2000 declined from 77.6% for the comparable quarter in fiscal 1999. Gross margin for the six months ended June 30, 2000 of 69.7% declined from the 76.1% gross margin for the comparable period in fiscal 1999. The decreases in gross margin resulted primarily from declines in the higher margin product revenues for both comparable periods.


Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three and six months ended June 30, 2000 were $4.1 million and $8.4 million, respectively. The costs decreased $0.5 million, or 10.4%, from $4.5 million in the comparable quarter for fiscal 1999 and $0.6 million, or 6.9%, from $9.0 million in the comparable six month period in 1999. The decreases were primarily due to lower commission expenses related to lower sales volume. As a percentage of revenues, sales and marketing expenses were 55.8% and 58.4%, respectively, for the three and six months ended June 30, 2000 as compared to 46.5% and 49.8% for the comparable periods in fiscal 1999. The increase was primarily due to lower sales.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and six months ended June 30, 2000 were $2.0 million and $3.8 million, respectively, an increase of $0.2 million, or 10.7%, and $0.4 million, or 13.1%, from $1.8 million and $3.3 million in the comparable quarters of fiscal 1999. The increased expense was primarily due to an increase in personnel-related costs: recruitment, subcontracted labor, and compensation expenses. As a percentage of revenues, research and development expenses were 26.9% and 26.2%, respectively, for the three and six months ended June 30, 2000 as compared to 18.1% and 18.4% for the comparable periods in fiscal 1999. The increases were a result of both higher expenses and lower sales.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and six months ended June 30, 2000 were $1.1 million and $2.6 million, respectively, a decrease of $19,000, or 1.7%, and an increase of $0.3 million, or 14.2%, for the comparable periods in fiscal 1999. The increase in expense was primarily due to increased legal and recruitment costs. As a percentage of revenues, general and administrative expenses were 15.2% and 18.1% for the three and six months ended June 30, 2000 as compared to 11.5% and 12.6% for the comparable periods in fiscal 1999. This increase was due to higher expenses in addition to lower sales.


Other Income (Loss), Net

     Other income (loss), net consists primarily of interest income and foreign exchange transaction gains and losses. Other income (loss), net for the three and six months ended June 30, 2000 was $(9,000) and $60,000, respectively, as compared to $117,000 and $228,000 for the comparable periods of fiscal 1999. The decrease in other income (loss), net for both periods was primarily due to decreased interest income as a result of lower cash balances and to expenses associated with the disposal of certain fixed assets.


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

     The Company's June 30, 2000 cash and cash equivalents balance of $5.9 million increased $215,000 from the period ended December 31, 1999:
$1.5 million was used by operating activities (primarily due to the Company's net loss in the six months ended June 30, 2000), $1.8 million was received from the sales of short-term securities, $403,000 was used to purchase equipment and other assets, $580,000 was received from the exercise of stock options and from issuance of stock under the Company's Employee Stock Purchase Plan, and cash decreased $244,000 due to the effect of currency fluctuation.

     At June 30, 2000, the Company had cash, cash equivalents, and short-term investments of $10.1 million. The Company regularly invests excess funds in highly rated money market funds, government securities, and commercial paper.

     The Company believes that its available funds and cash generated from operations will be sufficient to meet the Company's business requirements at least through December 31, 2000.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements in this Form 10-Q or presented elsewhere by management from time to time.

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

     Dependence Upon Development of Sales and Marketing Force. The Company's future success will depend, in part, upon the productivity of its sales and marketing personnel and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that the Company's investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that the Company's sales and marketing personnel will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. The Company's inability to manage its sales and marketing personnel effectively could have a material adverse effect on the Company's business, operating results or financial condition.

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

     Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 22% and 23% of the Company's product revenues in the first six months of 2000 and 1999, respectively. The loss of major OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44% and 45% of total revenues in the first six months of 2000 and 1999, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

     Competition.   A number of companies offer products that perform certain
functions of G2 for specific applications. In all of the Company's markets, there is competition from "point solutions", real-time and expert system products, and internally-developed software. At the fundamental level, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products.

     Certain companies such as Objective Systems Integrators, Inc., Micromuse, and Systems Management Arts (SMARTS), sell "point solutions" that compete with the Company's products with respect to specific applications or uses. Several companies, including Ilog S.A. and SMARTS, offer products with limited real-time, expert system, or fault isolation capabilities at lower price points than those provided by the Company. These products often require extensive programming with languages such as C or C++ for complete implementation. Certain competitors in this category have greater financial and other resources than the Company and might introduce new or improved products to compete with G2, possibly at lower prices.

     The Company's software is also integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on the Company's software.

  Many of the Company's customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use the Company's products. There is no assurance that the Company can successfully persuade development personnel within these customers' organizations to use G2-based products that can cost effectively compete with their internally-developed products. This would reduce the need for the Company's products and services and limit future opportunities for the Company.

  The Company believes that continued investment in research and development and sales and marketing will be required to maintain its competitive position.
There can be no assurance that competitors will not develop products or provide services that are superior to the Company's products or services or achieve greater market acceptance. Competitive pressures faced by the Company could force the Company to reduce its prices, which could result in reduced operating results. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that such competition will not have a material adverse effect on the Company's business, results of operations, or financial condition.

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



Principal amounts by expected maturity in U.S. dollars
(in thousands, except interest rates)
                                                                                Investments
                                                                                maturing in:
                                                    Fair value at       ------------------------------
                                                    June 30, 2000          FY 2000          FY 2001
                                                    -------------       --------------   -------------
Cash equivalents                                     $ 2,006                  $ 2,006               -
Weighted average interest rate                          6.61%                    6.61%              -

Short-term investments                               $ 4,188                  $ 2,992         $ 1,196
Weighted average interest rate                          6.44%                    6.10%           7.30%

Total Portfolio                                      $ 6,194                  $ 4,998           1,196
Weighted average interest rate                          6.50%                    6.30%           7.30%

     The Company conducts business in various foreign currencies, primarily in Canada, Europe, Middle East, Australia, Japan and other Asian countries. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Moreover, to the extent that the Company's foreign subsidiaries maintain large intercompany payable balances with the U.S. parent, the potential exists for significant cumulative translation adjustments in the equity section of the consolidated balance sheets. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Furthermore, there can be no assurance that, in the future, changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect the consolidated results of the Company.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 17, 2000, the Company held its 2000 Annual Meeting of Stockholders. At the meeting the following matters were approved by the vote specified below:

     1. John A. Shane and Thomas E. Swithenbank were elected to serves as directors until the 2003 Annual Meeting of Stockholders or until their successors are duly elected and qualified. Each of Messrs. Shane and Swithenbank received 5,053,450 shares of common stock voting in favor of his election and 73,168 shares of common stock were withheld. In addition to the directors listed above who were elected at the Annual Meeting of Stockholders, the terms of the following directors continued after the Annual Meeting of
Stockholders: Patrick Courtin, Robert A. Degan, Barry R. Gorsun, Lowell B. Hawkinson and Theodore G. Johnson.

     2. An amendment to the Company's 1995 Employee Stock Purchase Plan increasing the total number of shares of common stock reserved for issuance under the plan from 500,000 to 700,000 was approved. The votes were cast as follows: 1,781,824 shares of common stock were voted for the amendment, 68,537 shares of commons stock were voted against the amendment and 16,994 shares of common stock abstained from the vote. There were 3,259,263 shares of common stock subject to non-votes.

     3. The adoption of the Company's 2000 Stock Incentive Plan covering 800,000 shares of commons stock was approved. The votes were cast as follows:
1,671,440 shares of common stock voted in favor of the adoption of the plan, 178,411 shares of common stock voted against the adoption of the plan and 17,504 shares of common stock abstained from the vote. There were 3,259,263 shares of commons stock subject to non-votes.

     4. The ratification of Arthur Andersen LLP as the Company's independent public auditors for the year ended December 31, 2000 was approved. The votes were cast as follows: 5,107,617 shares of common stock voted in favor of the ratification, 13,495 shares of common stock voted against the ratification and 5,506 shares of common stock abstained from the vote.


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     (a)   Exhibits
           27 Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GENSYM CORPORATION



                                By: /s/ Patrick Courtin
                                    -------------------
      Dated:  August 10, 2000       Patrick Courtin
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


                                By: /s/ Jeffrey A. Weber
                                    --------------------
      Dated:  August 10, 2000       Jeffrey A. Weber
                                    Vice President of Finance and
                                    Administration, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

27.1  Financial Data Schedule