Form 10-Q
period 2000-09-30
GENSYM CORP
filed 2000-11-13
CIK 1005387

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     As of October 31, 2000 there were 6,400,028 shares of the Registrant's Common Stock outstanding.

                               GENSYM CORPORATION
                                 Form 10-Q INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                        3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2000 and 1999         4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999                   5

           Notes to Condensed Consolidated Financial Statements          6-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10-17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  17-18


                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K                              19

           Signatures                                                    20

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(in thousands)                                        SEPTEMBER 30,     DECEMBER 31,
                                                          2000             1999
                                                      -------------     ------------
ASSETS

Current Assets:
      Cash and cash equivalents                          $  5,835        $  5,710
      Short-term investments                                1,697           5,975
      Accounts receivable, net                              5,153           9,528
      Prepaid expenses                                      1,769           2,352
      Deferred income taxes                                  --             1,261
                                                         --------        --------
          Total current assets                             14,454          24,826

Property and Equipment, net                                 1,292           1,295

Long-term deferred income taxes                              --               612
Deposits and other assets                                     182             201
                                                         --------        --------

                                                         $ 15,928        $ 26,934
                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                   $    788        $    387
      Accrued expenses                                      5,225           4,694
      Deferred revenue                                      5,274           6,931
                                                         --------        --------
          Total current liabilities                        11,287          12,012


Stockholders' Equity:
      Preferred stock, $.01 par value -
          Authorized - 2,000,000 shares
          Issued and outstanding - none                      --              --
      Common stock, $.01 par value -
          Authorized - 20,000,000 shares
          Issued - 6,901,328 shares Sept. 30, 2000
            and 6,744,565 shares Dec. 31, 1999                 69              67
      Capital in excess of par value                       21,501          20,923
      Treasury stock                                       (1,869)         (1,869)
      Accumulated deficit                                 (13,343)         (3,053)
      Cumulative translation adjustment                    (1,717)         (1,146)
                                                         --------        --------
          Total stockholder's equity                        4,641          14,922
                                                         --------        --------

                                                         $ 15,928        $ 26,934
                                                         ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


(in thousands, except for per share amounts)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                               2000          1999               2000          1999
                                             -------       -------           --------       --------
REVENUES
     Product                                 $ 2,139       $ 5,205           $  8,373       $ 14,602
     Service                                   3,341         3,980             11,481         12,680
                                             -------       -------           --------       --------
       Total revenues                          5,480         9,185             19,854         27,282

COST OF REVENUES                               1,929         2,113              6,291          6,438
                                             -------       -------           --------       --------

       Gross profit                            3,551         7,072             13,563         20,844
                                             -------       -------           --------       --------

OPERATING EXPENSES:
     Sales and marketing                       4,199         4,421             12,583         13,428
     Research and development                  1,959         1,631              5,721          4,956
     General and administrative                1,062           926              3,668          3,207
                                             -------       -------           --------       --------
                                               7,220         6,978             21,972         21,591
                                             -------       -------           --------       --------

       Operating (loss) income                (3,669)           94             (8,409)          (747)

OTHER INCOME, NET                                 98           114                158            342
                                             -------       -------           --------       --------

     (Loss) income before provision
       for income taxes                       (3,571)          208             (8,251)          (405)

PROVISION FOR INCOME TAXES                     1,963            45              2,038            127
                                             -------       -------           --------       --------

       Net (loss) income                     $(5,534)      $   163           $(10,289)      $   (532)
                                             =======       =======           ========       ========

       Basic and diluted (loss)
             income per share                $ (0.86)      $  0.03           $  (1.62)      $  (0.09)
                                             =======       =======           ========       ========

       Weighted average common shares
             outstanding - Basic               6,400         6,146              6,342          6,132
                                             =======       =======           ========       ========

       Weighted average common shares
             outstanding - Diluted             6,400         6,153              6,342          6,132
                                             =======       =======           ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




(in thousands)
                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              2000           1999
                                                                            ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(10,289)      $   (532)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization                                         638            856
           Deferred taxes                                                      1,873             --
           Changes in assets and liabilities:
                 Accounts receivable                                           4,464         (1,211)
                 Prepaid expenses                                                733           (277)
                 Accounts payable                                                382            (49)
                 Accrued expenses                                                331            261
                 Deferred revenue                                             (1,672)           (99)
                                                                            --------       --------
                  Net cash used in operating activities                       (3,540)        (1,051)
                                                                            --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
     Sales (purchases) of short-term investments                               4,278         (5,119)
     Purchases of property and equipment                                        (635)          (327)
     Decrease in other assets                                                     28              5
                                                                            --------       --------

                  Net cash provided by (used in) investing activities          3,671         (5,441)
                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                   --           (591)
     Proceeds from exercise of stock options under stock plans                   580            283
                                                                            --------       --------

                  Net cash provided by (used in) financing activities            580           (308)
                                                                            --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (586)          (399)
                                                                            --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,665         (6,148)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,710         13,696
                                                                            --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  9,375       $  7,548
                                                                            ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Operations

     Gensym Corporation (the Company) is a leading supplier of software products and services for intelligent operations management in a broad range of industries, including manufacturing, telecommunications, government, aerospace, transportation, and financial services. Beginning in 2000, the Company realigned its operations. The Company is now organized into two worldwide business units: 1) the Expert Operations product line unit, which focuses on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and 2) the e-Infrastructure product line unit, which focuses on Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies.


2.  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to ensure that the information presented is not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and the results of its operations for the three- and nine-month periods ended September 30, 2000 and 1999 and its cash flows for the nine months then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2000. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year.


3.  Cash Equivalents and Investments

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at September 30, 2000 and December 31, 1999. Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less. Short-term investments held as of September 30, 2000 and December 31, 1999 consist of U.S. and municipal agency bonds and commercial paper with original maturity dates greater than three months that mature within one year.


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


6.  Income Taxes

     Under SFAS No. 109, a deferred tax asset for the future benefit of a tax loss carryforward should be recorded unless the company makes a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that the Company cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which it operates. The Company periodically reviews its deferred tax asset to determine if such asset is realizable. At September 30, 2000, the Company concluded, in accordance with SFAS No. 109, that the Company should not recognize the value of its deferred tax asset under the "more likely than not' test and therefore increased the amount of its valuation allowance to equal the entire deferred tax asset. The increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 in the period ended September 30, 2000. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the continued operating losses through September 30, 2000 and that the Company expects a loss for the fourth quarter and for the year ending December 31, 2000. Also included in the Company's provision for income taxes are income taxes in foreign jurisdictions, where the Company does not have operating loss carryforwards.


7.  Comprehensive Income (Loss)

     The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from accumulated deficit and capital in excess of par value in the equity section of the balance sheet. The components of comprehensive income for the three- and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands):

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                 2000         1999              2000        1999
                                               --------      -----            ---------     -----
Comprehensive income (loss):
     Net income (loss)                         $(5,534)      $ 163            $(10,289)     $(532)
     Other comprehensive loss
         Foreign currency adjustment              (322)        (99)               (571)      (449)
                                               -------       -----            --------      -----
            Comprehensive income (loss)        $(5,856)      $  64            $(10,860)     $(981)
                                               =======       =====            ========      =====

8.  Earnings (Loss) Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average common shares outstanding during the three- and nine-month periods ended September 30, 2000 and 1999. Diluted earnings (loss) per share was computed using the weighted average number of common and potential common shares outstanding in accordance with the treasury stock method. For the three- and nine-month periods ended September 30, 2000, options to purchase 1,445,750 shares of the Company's common stock were not included in diluted weighted average shares outstanding, as the effect would have been antidilutive. For the three months ended September 30, 1999, 7,205 potential shares of common stock from stock options were included in the computation of diluted earnings (loss) per share. For the nine-month period ended September 30, 1999, options to purchase 758,561 shares of the Company's common stock were not included in diluted weighted average common shares outstanding, as their effect would have been antidilutive.

9.  Segment Reporting

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

(in thousands)
                                                                   Unallocated
                                    Expert                          Corporate
                                  Operation   e-Infrastructure       Costs           Total
                                  ----------  ----------------     -----------      --------
Three months ended
September 30, 2000
    Revenues                       $  2,572       $ 2,908                           $  5,480
                                   ========       =======                           ========
    Net contribution               $   (223)      $   186           $ (3,632)       $ (3,669)
                                   ========       =======           ========        ========
    Identifiable assets            $  3,502       $ 3,755           $  8,671        $ 15,928
                                   ========       =======           ========        ========
    Fixed asset depreciation       $     51       $    55           $    101        $    207
                                   ========       =======           ========        ========

                                                                   Unallocated
                                    Expert                          Corporate
                                  Operation   e-Infrastructure       Costs           Total
                                  ----------  ----------------     -----------      --------

Three months ended
September 30, 1999
    Revenues                       $  4,059       $ 5,126                           $  9,185
                                   ========       ========                          ========
    Net contribution               $  1,218       $ 1,388           $ (2,512)       $     94
                                   ========       =======           ========        ========
    Identifiable assets            $  5,032       $ 5,934           $ 16,025        $ 26,991
                                   ========       =======           ========        ========
    Fixed asset depreciation       $     69       $    75           $    139        $    283
                                   ========       =======           ========        ========

                                                                   Unallocated
                                    Expert                          Corporate
                                  Operation   e-Infrastructure       Costs           Total
                                  ----------  ----------------     -----------      --------
Nine months ended
September 30, 2000
    Revenues                       $  9,143       $10,711                           $ 19,854
                                   ========       =======                           ========
    Net contribution               $    463       $ 2,315           $(11,187)       $ (8,409)
                                   ========       =======           ========        ========
    Identifiable assets            $  3,502       $ 3,755           $  8,671        $ 15,928
                                   ========       =======           ========        ========
    Fixed asset depreciation       $    158       $   170           $    310        $    638
                                   ========       =======           ========        ========

                                                                   Unallocated
                                    Expert                          Corporate
                                  Operation   e-Infrastructure       Costs           Total
                                  ----------  ----------------     -----------      --------
Nine months ended
September 30, 1999
    Revenues                       $ 11,930       $15,352                           $ 27,282
                                   ========       =======                           ========
    Net contribution               $  2,670       $ 5,369           $ (8,786)       $   (747)
                                   ========       =======           ========        ========
    Identifiable assets            $  5,032       $ 5,934           $ 16,025        $ 26,991
                                   ========       =======           ========        ========
    Fixed asset depreciation       $    216       $   227           $    413        $    856
                                   ========       =======           ========        ========

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

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, condensed consolidated statements of operations data for the periods indicated:

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                              2000       1999          2000        1999
                                            --------    -------       -------     -------
REVENUES:
    Product                                   39.0%       56.7%         42.2%      53.5%
    Service                                   61.0%       43.3%         57.8%      46.5%
                                            --------    --------       -------    -------
      Total revenues                         100.0%      100.0%        100.0%     100.0%

COST OF REVENUES                              35.2%       23.0%         31.7%      23.6%
                                            --------    --------       -------    -------

      Gross profit                            64.8%       77.0%         68.3%      76.4%
                                            --------    --------       -------    -------

OPERATING EXPENSES:
    Sales and marketing                       76.6%       48.1%         63.4%      49.2%
    Research and development                  35.8%       17.8%         28.8%      18.2%
    General and administration                19.4%       10.1%         18.4%      11.8%
                                            --------    --------       -------    -------
                                             131.8%       76.0%        110.6%      79.2%

      Operating (loss) income                (67.0%)       1.0%        (42.3%)     (2.8%)

OTHER INCOME, NET                              1.8%        1.3%          0.8%       1.3%
                                            --------    --------       -------    -------

      (Loss) income before provision
         for income taxes                    (65.2%)       2.3%        (41.5%)     (1.5%)

PROVISION FOR INCOME TAXES                    35.8%        0.5%         10.3%       0.5%
                                            --------    --------       -------    -------

      Net (loss) income                     (101.0%)       1.8%        (51.8%)     (2.0%)
                                            ========    ========       =======    =======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

     The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues for the three and nine months ended September 30, 2000 were $5.5 million and $19.9 million, respectively. This represents a decrease of $3.7 million, or 40.3%, for the three-month period ended September 30, 2000 as compared to the same period in 1999 and a decrease of $7.4 million, or 27.2%, for the nine month period ended September 30, 2000 as compared to the same period in 1999. For the three and nine month periods ended September 30, 2000, compared to the same periods of fiscal 1999, the decrease in total revenue was primarily attributable to decreased sales of product licenses.

     Product. Product revenues for the three and nine months ended September 30, 2000 were $2.1 million and $8.4 million, respectively, a decrease of $3.1 million, or 58.9%, and a decrease of $6.2 million, or 42.7%, from the comparable periods of fiscal 1999. The decrease in product revenues for the three and nine month periods ended September 30, 2000 for the Expert Operations segment were $1.1 million and $1.9 million and was mainly the result of decreased sales to the process manufacturing industry, and the Company's new pricing and packaging policies as implemented by the Company in the third quarter 2000. Effective July 10, 2000, the Company announced a new pricing and product line packaging policy, which resulted in some delays in the implementation of new business. The e-Infrastructure segment revenues decreased $2.0 million and $4.4 million for the respective periods. This occurred primarily in the telecommunications sector which, in the first nine months of 1999 included $2.9 million from a single customer, BMC Software Inc. The remaining decrease occurred mainly in the aerospace and transportation industries.

     Service. Service revenues for the three and nine months ended September 30, 2000 were $3.3 million and $11.5 million, respectively, a decrease of $0.6 million, or 16.1%, and a decrease $1.2 million, or 9.5%, from the comparable periods of fiscal 1999. The decrease in service revenues for both the three and nine month periods ended September 30, 2000 was primarily due to decreases in application consulting revenues and training fees.

Cost of Revenues

     Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and nine months ended September 30, 2000 were $1.9 million and $6.3 million, respectively. This was a decrease of $0.2 million, or 8.7%, and a decrease of $0.1 million, or 2.3%, from the comparable periods of 1999. The decrease was due primarily to a decrease in costs related to delivering consulting services in line with the decrease in consulting revenues. Gross margin of 64.8% for the three months ended September 30, 2000 declined from 77.0% for the comparable quarter in fiscal 1999. Gross margin for the nine months ended September 30, 2000 of 68.3% declined from the 76.4 % gross margin for the comparable period in fiscal 1999. The decreases in gross margin resulted primarily from declines in the higher margin product revenues for both comparable periods.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three and nine months ended September 30, 2000 were $4.2 million and $12.6 million, respectively. The decrease in both periods, $0.2 million, or 5.0%, for the quarter, and $0.8 million, or 6.3%, for the nine months, as compared to the same periods in 1999, was primarily due to lower commission expenses related to lower sales volume. This was partially offset by increased recruitment and compensation expenses. Sales and marketing expenses, as a percent of revenue were 76.6% and 63.4%, respectively, for the three and nine months ended September 30, 2000 as compared to 48.1% and 49.2% for the same periods in 1999. The increase was primarily due to the impact of lower revenue.

     Research and Development.   Research and development expenses consist
primarily of costs of personnel, equipment, and facilities. These expenses for the three and nine months ended September 30, 2000 were $2.0 million and $5.7 million, respectively. These expenses increased $0.3 million, or 20.1%, and $0.8 million, or 15.4%, from the comparable periods in 1999. The increase was primarily due to an increase in subcontracted labor for product development. As a percent of revenue, research and development expenses were 35.8% and 28.8%, respectively, for the three and nine months ended September 30, 2000 as compared to 17.8% and 18.2% for the same periods in 1999. The increase was primarily due to the impact of lower revenue as well as increased costs.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and nine months ended September 30, 2000 were $1.1 million and $3.7 million, respectively. These expenses increased $0.1 million, or 14.7%, and $0.5 million, or 14.4%, from the comparable periods in 1999. The increases are primarily due to increases in recruitment costs. General and administrative expenses were 19.4% and 18.4%, respectively, as a percent of revenue for the three and nine months ended September 30, 2000 as compared to 10.1% and 11.8% for the same periods in 1999. The increase was primarily due to the impact of lower revenue.

Other Income, Net

     Other income, net consists primarily of interest income and foreign exchange transaction gains and losses. Other income for the three and nine months ended September 30, 2000 was $98,000 and $158,000, respectively, as compared to $114,000 and $342,000 for the comparable periods in 1999. The decrease in other income for both periods was a result of increased losses from foreign exchange transactions and decreased interest income due to lower cash balances.

Income Taxes

     Under SFAS No. 109, a deferred tax asset for the future benefit of a tax loss carryforward should be recorded unless the company makes a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that the Company cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which it operates. The Company periodically reviews its deferred tax asset to determine if such asset is realizable. At September 30, 2000, the Company concluded, in accordance with SFAS No. 109, that the Company should not recognize the value of its deferred tax asset under the "more likely than not' test and therefore increased the amount of its valuation allowance to equal the entire deferred tax asset. The increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 in the period ended September 30, 2000. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the continued operating losses through September 30, 2000 and that the Company expects a loss for the fourth quarter and for the year ending December 31, 2000. Also included in the Company's provision for income taxes are income taxes in foreign jurisdictions, where the Company does not have operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently finances its operations, along with capital expenditures, primarily through cash flows from operations and its current cash and short-term investment balances. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment.

     The Company's September 30, 2000 cash and cash equivalents balance of $5.8 million increased $125,000 from the period ended December 31, 1999. This increase was due to $4.3 million received from the sales of short-term securities and $580,000 received from the exercise of stock options and from issuance of stock under the Company's Employee Stock Purchase Plan offset by $3.5 million used by operating activities (primarily due to the Company's net loss in the nine months ended September 30, 2000), $635,000 used to purchase equipment and other assets, and a decrease of $586,000 due to the effect of currency fluctuation.

     At September 30, 2000, the Company had cash, cash equivalents, and short-term investments of $7.5 million. The Company regularly invests excess funds in highly rated money market funds, government securities, and commercial paper.

     The Company believes that its existing funds and working capital may be sufficient to fund its operating and capital requirements as currently planned at least through the next twelve-month period. However, the Company's actual cash requirements may vary materially from those now planned because of changes in expectations of the Company's results of operations due to the market's acceptance of its products and other factors. The Company may need additional funds for product development or operations. These additional funds may be raised from time to time through public or private sales of equity, through borrowings, or through other financings. There are no assurances that the Company will be able to obtain any additional funding that it may require on acceptable terms, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements in this Form 10-Q or presented elsewhere by management from time to time.

     Emerging Market for Intelligent Operations Management Systems. The majority of the Company's revenues are derived from the licensing and support of software products that enable organizations to implement intelligent operations management systems for decision support and control. Although many organizations have begun to deploy, or have announced plans to deploy, intelligent operations management systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce intelligent operations management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of intelligent operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end-users in its markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools with which to develop application-specific functionality and solutions. Meeting this demand has required the Company to modify its sales approach. The Company is also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to shifts in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

     Economic Factors. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Future recessionary conditions in the industries that use the Company's products may adversely affect the Company's business, results of operations, or financial condition.

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

     Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, OEMs and distributors, who are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 32% and 37% of the Company's product revenues in the first nine months of 2000 and 1999, respectively. The loss of major OEMs or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

     Risks Associated With International Operations. The Company's international revenues represented 44% and 42% of total revenues in the first nine months of 2000 and 1999, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

     Dependence Upon Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. The Company relies upon a combination of trade secret, contract, copyright, patent, and trademark law to protect its proprietary rights in its products and technology. The Company enters into confidentiality and/or license agreements with its employees, third-party resellers, and end-users and limits access to and distribution of its software, documentation, and other proprietary information. In addition, the Company has placed technical inhibitors in its software that prevents such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which the Company's products are distributed. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

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

Principal amounts by expected maturity in U.S. dollars
(in thousands, except interest rates)

                                                                        Investments
                                                                        maturing in:
                                                                 ------------------------------
                                           Fair value at
                                           Sept. 30, 2000           FY 2000           FY 2001
                                           --------------        --------------   -------------
Cash equivalents                            $ 1,506                  $ 1,506               -
Weighted average interest rate                6.58%                    6.58%               -

Short-term investments                      $ 1,697                  $ 1,000          $  697
Weighted average interest rate                6.65%                    6.22%           7.28%

Total Portfolio                             $ 3,203                  $ 2,506             697
Weighted average interest rate                6.62%                    6.44%           7.28%


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



                                       GENSYM CORPORATION



                                       By: /s/ Patrick Courtin
                                           -------------------------
Dated:  November 9, 2000                   Patrick Courtin
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                       By: /s/ Jeffrey A. Weber
                                           -------------------------
Dated:  November 9, 2000                   Jeffrey A. Weber
                                           Vice President of Finance and
                                           Administration, and Chief Financial
                                              Officer
                                           (Principal Financial and Accounting
                                              Officer)