Form 10-Q/A
period 2000-09-30
GENSYM CORP
filed 2000-11-16
CIK 1005387

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

Part I. Financial Information

     Gensym Corporation is filing this Quarterly Report on Form 10-Q/A for the purposes of revising (i) the statement of Cash Flows from Operating Activities set forth in Part I, Item 1 - Condensed Consolidated Financial Statements, and
(ii) the Liquidity and Capital Resources section of Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




(in thousands)
                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              2000           1999
                                                                            ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(10,289)      $   (532)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization                                         638            856
           Deferred taxes                                                      1,873             --
           Changes in assets and liabilities:
                 Accounts receivable                                           4,464         (1,211)
                 Prepaid expenses                                                733           (277)
                 Accounts payable                                                382            (49)
                 Accrued expenses                                                331            261
                 Deferred revenue                                             (1,672)           (99)
                                                                            --------       --------
                  Net cash used in operating activities                       (3,540)        (1,051)
                                                                            --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
     Sales (purchases) of short-term investments                               4,278         (5,119)
     Purchases of property and equipment                                        (635)          (327)
     Decrease in other assets                                                     28              5
                                                                            --------       --------

                  Net cash provided by (used in) investing activities          3,671         (5,441)
                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                   --           (591)
     Proceeds from exercise of stock options under stock plans                   580            283
                                                                            --------       --------

                  Net cash provided by (used in) financing activities            580           (308)
                                                                            --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (586)          (399)
                                                                            --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             125         (7,199)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,710         13,696
                                                                            --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  5,835       $  6,497
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

     While the Company anticipates that its existing funds and working capital will be sufficient to meet its operating and capital requirements for at least the next twelve months, this is contingent upon an increased level of license revenues over the next several quarters. If that increase does not occur, the Company may need additional funds for product development or operations. In such case the Company would seek to raise additional funds through public or private sales of equity, borrowings or other financings. However, there can be no assurance that the Company would be able to obtain such funding on acceptable terms, or at all.

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



                                       GENSYM CORPORATION



                                       By: /s/ Patrick Courtin
                                           -------------------------
Dated:  November 16, 2000                  Patrick Courtin
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                       By: /s/ Jeffrey A. Weber
                                           -------------------------
Dated:  November 16, 2000                  Jeffrey A. Weber
                                           Vice President of Finance and
                                           Administration, and Chief Financial
                                              Officer
                                           (Principal Financial and Accounting
                                              Officer)