Form 10-K
period 2000-12-31
GENSYM CORP
filed 2001-04-02
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-27696

                               GENSYM CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                    04-2932756
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

             52 Second Avenue
               Burlington, MA                                 01803-4411
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (781) 265-7100

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

                  Yes |X|                                   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 12, 2001 there were 6,466,970 shares of the Registrant's Common Stock outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,466,970 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 12, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on Wednesday, May 16, 2001 are incorporated by reference in items 10, 11, 12 and 13 of Part III of this Form 10-K.

                               GENSYM CORPORATION
                                 FORM 10-K INDEX

                                                                        Page No.
                                                                        --------

PART I

Item 1.    Business                                                          3-8
Item 2.    Properties                                                          8
Item 3.    Legal Proceedings                                                   8
Item 4.    Submission of Matters to a Vote of Security Holders                 8

PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters                                              10
Item 6.    Selected Financial Data                                            11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12-22
Item 7A.   Qualitative and Quantitative Disclosures about Market Risk         22
Item 8.    Financial Statements and Supplementary Data                     23-38
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         39

PART III

Item 10.   Directors and Executive Officers of the Registrant                 39
Item 11.   Executive Compensation                                             39
Item 12.   Security Ownership of Certain Beneficial Owners and Management     39
Item 13.   Certain Relationships and Related Transactions                     39

PART IV

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K             40
           Signatures                                                         41

PART I.

ITEM 1. BUSINESS

      Gensym Corporation ("Gensym" or "the Company") develops, markets and supports adaptive software products for managing e-business infrastructure. The Company has built a unique foundation of reasoning technologies through its flagship product, G2(R), and a family of G2-based products. These products are used for communications and data network management; strategic supply-chain design; and expert manufacturing in many different industries, including chemical, oil, gas and pharmaceuticals. In 2000 Gensym began to transition itself from being primarily a developer of customizable software and services to being a developer of out-of-the-box software products and robust, extensible software platforms. Gensym embarked on this new strategic direction in April 2000. During the course of the year, the company introduced its first two out-of-the box products -- e-SCOR, for strategic supply-chain design, and NetSleuth(TM), a network management product.

      Gensym uses its direct sales force, coupled with OEM's and systems integrators, to market its e-infrastructure products for network management and supply chain design. In January 2001, the Company adopted an indirect sales strategy for its expert manufacturing software platforms. The Company continues to provide direct support to its installed base of manufacturing customers in the manufacturing industry. Gensym now works with its network of value added resellers, system integrators, original equipment manufacturers and other partners, who include Gensym software in the products they develop to sell its software and services to new end-user customers at leading companies around the world. Gensym also is working to develop relationships with new original equipment manufacturers and value-added reseller partners who have domain expertise in the many different fields of manufacturing.

STRATEGY

      Gensym's strategy is to build a leadership position in the business-to-business e-infrastructure market (network management and supply-chain design) while continuing to build on our technology leadership in expert manufacturing.

      The rapid growth of the e-business marketplace and, most importantly, business-to-business applications are directly dependent on the quality of the information infrastructure and its ability to adapt to the fast pace of change. Gensym's broad expertise in applying real-time reasoning technology to complex problems creates a unique opportunity to deliver easy-to-use products that manage the complex, fast-changing networks and systems infrastructure of e-business. Gensym delivers high value, adaptive products that can provide immediate return on investment by improving e-business infrastructure up time, while expanding staff efficiency.

PRODUCTS

      Gensym's core technology is an extensible, customizable software platform known as G2. The Company sells G2 and a growing number of products based on it. Since April 2000, the Company has pursued a strategic direction based upon the development of off-the-shelf products that are intended to bring the benefits of Gensym technology to more customers more quickly than ever before. As part of its new strategic direction, the Company adopted new product-packaging and customer-service programs designed to make it easier for customers to do business with the Company and enable Gensym to align its business practices with software industry norms. The Company introduced these new programs in July 2000, and they were formally implemented in September 2000. The packaged version of G2 that Gensym markets is known as G2 Classic.

G2 Classic

      G2, Gensym's core technology, is a comprehensive development and deployment environment for intelligent management and optimization of complex, dynamic operations. G2 applies knowledge that represents the experience of the best operations personnel, combined with analytical models constructed by engineers and business professionals and models derived from past performance, to real-time or model data, in order to reach conclusions, provide advice, and take real or simulated actions in a timely fashion. G2 can follow multiple lines of reasoning based on this knowledge and consider multiple problems concurrently. G2 maintains an understanding of the behavior of processes over time and the timeliness of information, both of which are important for real-time management of operations. G2 incorporates a broad array of integrated technologies that enable application developers to implement object-oriented applications without the need for conventional computer programming.

      G2 enables an application developer to express objects, rules, models and procedures using structured natural language so that they can be readily understood and modified. The G2 development environment enables a developer to test an application using simulated data and to view the results graphically. In this way, an application can be tested under various scenarios before deployment. Rapid incremental application development can be done interactively to facilitate application improvements during prototyping, during development and even while in deployment. Using G2's ability to support rapid application development, a developer can show a dynamic, graphically animated prototype of an application to an end-user at an early stage.

      Using G2, an application developer can model a process in terms of interrelated objects, which may be in graphical or schematic diagram form. These object-based graphical connections enable G2 to reason about the interdependent behavior of connected process objects. G2's high-level representation of knowledge enables persons in many positions and roles in an organization to develop applications more quickly and easily, while aiding the ability to maintain and reuse the applications. Using Telewindows, a component of G2, developers at multiple geographic locations can work in teams to concurrently develop applications.

      Applications built on G2 are portable and interoperable across a number of computer platforms, so solutions can be offered on a wide range of platforms and later migrated to new and more powerful computers and operating systems. G2 currently runs on PCs running Windows NT and on workstations from Compaq/Digital, Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under Windows NT, as well as the UNIX and VMS operating systems.

      G2 enables many procedures or rules to be active concurrently. A procedure or rule can be executing, suspended to allow other computations to occur, or waiting for a triggering event. G2 enhances the reliability of online applications by its facility to save "snapshots" of a process state and "warm boot" to the last saved state, so that an intelligent real-time system can resume after power failures or other interruptions. Applications can also be modified without interrupting the running of the application.

      G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, Gensym products such as Telewindows and Gensym's G2 WebLink enable multiple users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PCs running Windows.

NeurOn-Line

      NeurOn-Line(R) is an extensible software platform that enables non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for online, dynamic applications. NeurOn-Line can identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used online to compare process behavior with the model's prediction and to control processes. The development of neural network applications in NeurOn-Line is done graphically by selecting objects from menus, connecting them, and entering attribute and control information. NeurOn-Line Studio is a Windows desktop tool for off-line analysis, modeling, and design optimization of processes, based on data from a data historian or spreadsheet data arrays. To make the tool easy for process engineers to use, many technical decisions such as selection of relevant inputs, time delays, and network architecture are automated. Once a model has been built for a process, NeurOn-Line Studio enables users to discover more profitable ways to run it through simulation and optimization. NeurOn-Line Studio models can be deployed either in a G2 environment or as Microsoft ActiveX objects in embedded Windows applications.

Optegrity

      Optegrity(TM) is an extensible software platform that delivers abnormal condition management applications for the process manufacturing industries. Optegrity applications ensure sustained operational performance and continuous availability of production assets. Its applications detect and resolve abnormal process conditions early -- before they disrupt productivity and threaten quality and profits. Optegrity enables process manufacturers to effectively manage their production processes. Applications based on the Optegrity platform turn data into information to quickly identify, isolate and solve operational problems. Optegrity applications also enable process manufacturers to increase the availability of production assets; reduce off-specification production; minimize or eliminate unplanned shutdowns; improve operator productivity; lower production costs; raise operational safety levels; increase process utilization and enable non-stop operation.

Integrity

      Integrity (which was known as Operations Expert or OPEX until the second quarter of 2000) is an integrated and extensible platform for e-infrastructure management and root-cause intelligence. Network service providers, network management companies, telecommunications equipment manufacturers and end-user corporations use Integrity to manage the performance of many different types of networks. Applications based on Integrity can interoperate with a number of other network management programs, such as HP OpenView and IBM NetView, and provide intelligent operations support capable of addressing today's complex communications operations problems. With Integrity, users have an enhanced ability to meet service-level agreements, to manage growth cost-effectively, to minimize the risks of implementing new services and technologies, and to gain competitive advantage. Key functional uses include early detection of network problems, alarm/message/event filtering, alarm correlation across disparate platforms, root-cause analysis, anticipating effects of network failures, and recommending and/or automating appropriate corrective actions.

e-SCOR

      e-SCOR is Gensym's supply-chain design software product. e-SCOR was the first out-of-the-box product introduced by the Company in April 2000. Gensym developed e-SCOR based on the Supply Chain Council's Supply Chain Operations Reference

      (SCOR) model. e-SCOR enables businesses to simulate various supply-chain configurations, test the robustness of a supply chain and identify the service levels required of itself and its partners. Gensym designed e-SCOR to enable customers to perform "what-if" analyses of their supply-chain options, before they make changes that could affect the performance of their supply chain and their business. e-SCOR is intended to help businesses keep up with today's fast-paced Internet-driven world of e-business.

NetSleuth

      NetSleuth(TM) is a network discovery and Internet Protocol (IP) availability analysis software product. NetSleuth, which Gensym began shipping in October 2000, was the Company's second out-of-the-box software product. Gensym sells NetSleuth primarily through an e-commerce Web site (www.getnetsleuth.com). NetSleuth automatically constructs an accurate model of a network and all of its devices and performs IP availability analysis to quickly reveal the root cause of a network outage. NetSleuth delivers benefits to corporate network managers and network service providers. With NetSleuth, they can experience increased confidence in the stability of their network, handle larger networks without adding staff, save time and money by minimizing the effects of outages and provide higher levels of service.

TARGET MARKET AND CUSTOMERS

      The Company's customers include end-users, value-added resellers, systems integrators and OEMs. Many of the largest industrial corporations in the world are customers of Gensym. The use of Gensym's products in many large industrial corporations is a key asset to the Company in its ability to build its new e-infrastructure business. The Company's customers span virtually every industry
- -- ranging from NASA to Pfizer to Fidelity Investments. All of these customers use Gensym software to analyze and resolve complex problems related to running their critical business processes. Gensym platforms and products are designed to help businesses in many different industries successfully navigate the rapidly changing world of e-business.

      Gensym markets its platforms, products and services to three related markets: 1) expert manufacturing, 2) network management, and 3) the strategic supply-chain design segments of the overall e-infrastructure marketplace. Our target market in expert manufacturing continues to be companies looking to manage complex processes in order to improve product quality, manufacturing systems availability, or increase the safe operation of their facilities. Working with our network of VARs, systems integrators and through our own consulting organization customers deploy custom applications based on Gensym technology that fit their particular requirements.

      Our strategic supply-chain design product, e-SCOR, is targeted at enterprises or enterprise groups that understand the critical need to constantly evaluate and modify their supply chain. Gensym developed e-SCOR based on the Supply Chain Council's Supply Chain Operations Reference (SCOR) model. e-SCOR enables senior supply-chain and executive managers to evaluate the state of their supply chain and perform "what-if" analyses of their supply-chain options, before they make changes that could affect the performance of their supply chain and their business. e-SCOR is designed to help businesses keep up with today's fast-paced Internet-driven world of e-business.

      Gensym has been delivering technology platforms and solutions to network equipment manufacturers and service providers for many years. Companies such as AT&T and Computer Sciences Corp. use Gensym technology platforms in their network operations centers to help increase system availability by deciphering and resolving complex network problems. Motorola, Ericsson, and Nokia all have original equipment manufacturer partnerships with Gensym and include the Company's software in their own network management solutions. Service providers and original equipment manufacturers continue to be principal target markets for Gensym. NetSleuth, the Company's first out-of-the-box network-management product, has enabled Gensym to introduce its technology to enterprise customers and service providers who have not historically been a target audience for the Company's customizable platforms, such as Integrity. The functionality in NetSleuth previously was only available to customers as part of a more expensive, customized solution. Gensym's original equipment manufacturer partners embed the Company's software within their own product offerings. Gensym has established relationships with several original equipment manufacturers, including Motorola and Ericsson Hewlett-Packard Telecommunications, an independent software company established by Ericsson Hewlett-Packard Telecommunications. Motorola uses Gensym's G2 technology for the intelligence within their Network Health Analyzer, a product within their cellular infrastructure family. Ericsson Hewlett-Packard Telecommunications has chosen Gensym's G2 software as the foundation for its Fault Management eXpert product that intelligently handles network faults.

SALES AND MARKETING

      The Company uses both a direct sales force and selected distribution partners to bring its products and services to end-users.

      As of December 31, 2000, the Company had sales offices in major U.S. and European cities. In 2000, 1999 and 1998, the Company received 44%, 46% and 47% of its total revenues, respectively, from international operations. See Note 7 of Notes to Consolidated Financial Statements for financial information by geographic area.

      The Company's direct sales force sells to major accounts and provides personal contact with customers, both directly and through partners. Solutions engineers perform demonstrations at customer sites and assist customers in evaluating their technical requirements and in implementing Gensym technology. Regular seminars and workshops are hosted at the Company's larger offices and via Web seminars to demonstrate the Company's products. The Company offers basic and advanced training courses that teach prospective and new customers how to build and deploy applications using Gensym software.

      The Company also distributes its products through a network of systems integrators and value-added resellers, who are selected for their capability to provide end users with focused application solutions built on G2 and the Company's other software platforms. These systems integrators and value-added resellers currently include organizations such as ABB Automation, Electronic Data Systems, Foxboro Company, Siemens, Science Systems, and L3 Communications. Product revenues from systems integrators and value-added resellers represented over 28%, 25% and 25% of the Company's product revenues for 2000, 1999 and 1998, respectively.

      Gensym markets its products in Japan, Brazil, South Africa and certain other countries through distributors. These distributors have technical competence in the application of G2 and other Gensym technologies, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

      The Company's marketing personnel engage in a variety of activities, including lead generation, in-person and Web-based seminars, trade shows, public relations, direct marketing, advertising, and promotion of customer applications for publication in industry magazines and journals. More than 300 case studies of successful applications have been documented.

SERVICE AND SUPPORT

      Gensym believes that a high level of customer service and support is critical to customer satisfaction and project and application success. Most Gensym customers attend one to three weeks of training and implement their applications using the development features of Gensym software. The Company offers a regular schedule of courses in its offices in North America and Europe, and special on-site training courses are offered around the world on an as-needed basis. Direct application-engineering services are available to customers internationally, to support end users as well as Gensym marketing partners.

      The Company offers several customer service options that all include various levels of telephone support, software updates , FTP bulletin board access, membership in the Gensym Users Society and access to HelpLink, a workflow-enabled Web application that greatly enhances the service experience. The highest level of customer service support includes 24x7 callback service. Maintenance is mandatory for the first year after purchase and may be renewed in subsequent years. Gensym typically charges a percentage of the list price bundled fee for customer service. The Company has service centers in North America and Europe. Local marketing partners provide service in Asia and other areas of the world.

      Gensym offers a variety of application engineering and consulting services on a fee-for-service basis. Gensym has expertise in applying its software in a variety of areas, including network and systems management; manufacturing process management; process design, modeling and simulation; pharmaceutical process design and control; water treatment; logistics; transportation; and finance. A key mission of the consulting staff is to assist partners, as well as end users, in the successful development and deployment of intelligent systems applications based on G2 and the company's other platforms.

      The Company offers a progressive series of introductory, intermediate and advanced training courses for customers, partners and potential users of its products. The courses are taught at the Company's corporate headquarters in Burlington, Massachusetts, at its worldwide sales offices, and at customer locations.

      Gensym provides continuing support to the Gensym Users Society, an organization consisting of users of the Company's software who are covered by current maintenance contracts.

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

      New products and enhancements to existing products are typically developed in response to market analysis and feedback from customers obtained by the Company's customer support and consulting personnel. New product initiatives are also taken to address targeted markets and industry standards.

COMPETITION

      Gensym faces competition for it's network management products, NetSleuth and Integrity, from a number of companies in this market. Micromuse, System Management Arts (SMARTS) and RiverSoft are a few of the more widely known competitors. Each of these companies offers products that differ from Gensym's products in a variety of ways. Customers select products based on the particular features and overall management approach to network availability each vendor delivers. Gensym offers products at both ends of a spectrum: NetSleuth, for example, has very fixed functionality designed to deliver network mapping and Internet Protocol availability analysis, while Integrity is a more comprehensive management platform that is customizable to meet each customer's particular network management requirements.

      Gensym differentiates Integrity from the competition by virtue of its customization capabilities, which is a key element for large organizations managing diverse complex networks such as those operated by Computer Sciences Corporation and AT&T. NetSleuth is chosen by large and small enterprises for the accuracy of its network mapping, the speed with which it locates devices and creates maps and its sophisticated event filtering to find the correct root cause of network problems. Gensym believes that its heritage of providing sophisticated reasoning technology to the market is a major competitive advantage over the competition, as customers try to manage increasingly complex networks.

      In the expert manufacturing market, a number of software companies offer products that perform certain functions of G2 for specific applications. The Company believes that its products offer, as a single seamlessly integrated environment, the most comprehensive set of software technologies available to successfully build a broad range of intelligent system applications. Competition in the expert manufacturing market includes point solutions, real-time and expert system products and traditional programming or internally developed software.

      Companies such as Aspen Technology, Pavilion and Ilog S.A., sell solutions that compete with the Company's products with respect to specific applications or uses. An intelligent system based on point solutions, however, requires the integration of various software packages from different vendors, and is often difficult to maintain. Although the Company's competitors' systems may provide a faster implementation, such systems may fail to provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic complex environment. Point solutions may also fail to provide the extensibility to add rules and neural networks, and may be difficult to migrate to more powerful computers.

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

PROPRIETARY RIGHTS

      The Company relies primarily on a combination of patent law, copyright law and trade secret law to protect its proprietary technology. The Company also has internal policies and systems to limit access to and keep confidential its trade secrets. The Company distributes its products under software license agreements that contain various provisions to protect the Company's ownership of and the confidentiality of the underlying technology. The Company also requires its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. In addition, the Company periodically reviews its proprietary technology for its ability to be patented, and has one patent covering specific aspects of G2. The Company has also placed technical inhibitors in its software that prevent the software from running on unauthorized computers. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may not be available in every foreign county in which the Company's products are distributed.

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

      Gensym(R), G2(R), NeurOn-Line(R), ReThink(R), and Operations Expert(R) are registered trademarks of the Company. The Gensym logo, GDA, ReThink, G2 WebLink, OPEX, NetSleuth and Optegrity are trademarks of the Company. The Company has filed applications to register Gensym, G2, NeurOn-Line, and OPEX in certain foreign jurisdictions. In addition, the Company has an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

BACKLOG

      The Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

EMPLOYEES

      As of December 31, 2000, the Company had 224 full-time employees, including 77 in sales and marketing, 48 in product development, 37 in consulting services, 36 in customer support, production and licensing, and educational services, and 26 in general and administrative functions. None of the Company's employees is represented by a labor union, and the Company believes that its employee relations are good.

ITEM 2. PROPERTIES

      At December 31, 2000, the Company's headquarters and principal operations were located in a leased facility with 52,322 square feet in Cambridge, Massachusetts. The lease on the Cambridge facility expired on January 31, 2001. In February 2001 the Company's headquarters and principal operations relocated to a 27,250 square feet facility in Burlington, Massachusetts. The lease on the Burlington facility expires on January 31, 2006, with an option to renew for an additional term of five years. In addition to rental expenses, the Company must also pay an allocated portion of operating expenses and taxes each year. The Company also leases sales office space in the metropolitan areas of several cities throughout North America, as well as France, The Netherlands, Tunisia and the United Kingdom. The Company's aggregate facilities rental expense, net of rental income from sub-leases, for all facilities during 2000 was $1.9 million. Gensym believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's securityholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company and their respective ages as of March 10, 2001 as follows:

     Name            Age                            Position
- ----------------     -----    --------------------------------------------------
Patrick Courtin       57      Chairman of the Board of Directors, Chief
                                Executive Officer and President
Jeffery A. Weber      54      Vice President, Finance and Administration and
                                Chief Financial Officer
James J. Slane        46      Vice President, Marketing
Joseph Massey         50      Vice President, Engineering
Marilyn Kain          40      Vice President, Global Sales and Services

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

Mr. Weber joined the Company in February 2000 as Vice President, Finance and Chief Financial Officer. From June 1999 to January 2000, Mr. Weber provided management consulting services to several companies. From July 1997 to June 1999, Mr. Weber was Vice President, Finance and Chief Financial Officer of Summa Four, a manufacturer of open programmable telephony switches that was acquired by Cisco Systems in November 1998. From June 1994 to June 1997, Mr. Weber was Senior Vice President,

Operations and Finance and Chief Financial Officer of Computer Identics, a manufacturer of bar code data collection products that was acquired by Robotic Vision Systems in August 1996.

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

Mr. Massey joined the Company in July 2000 as Vice President, Engineering. From September 1999 to July 2000 he was vice president of engineering for @Comm Corporation, a designer and manufacturer of telemanagement systems and solutions for the enterprise market, formerly XIOX Corporation. From 1997 to 1999 Mr. Massey was Director of Telephony/RAS Application Development at Lucent Technologies. Mr. Massey was Director of SPECTRUMTM (network management platform) Product Development at Cabletron Systems from 1992 to 1997. He earned a BA from Millersville University and an MBA from Boston University.

Ms. Kain joined the Company in February 2001 as Vice President of Global Sales and Services. From September 1999 through February 2001 she took a career sabbatical to pursue personal interests. In 1999 she was vice president of Asia Pacific, Japan and Latin American Sales & Operations for Intel Network Systems. From 1997 to 1999 she held the same position with Shiva Corporation, a leader in remote access networking and virtual private networking solutions, prior to its acquisition by Intel. From 1992 to 1997 Ms. Kain was a director of international sales with Shiva. She also held senior sales positions with Sigma Designs, Inc., from 1986 to 1992.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Market Information

      Gensym's common stock is quoted on the Nasdaq National Market under the symbol "GNSM". The following table sets forth the high and low closing sales prices per share of the Company's Common Stock as reported by the Nasdaq National Market for each period indicated.

                            2000               High        Low
                     -------------------     --------     ------

                     First quarter             17 1/2      4 3/4
                     Second quarter                10      3 1/4
                     Third quarter              4 1/4          3
                     Fourth quarter             3 1/4      23/32

                            1999               High        Low
                     -------------------     --------     ------

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

      On March 26, 2001, the Company received a notice from the Nasdaq National Market that its common stock had failed to maintain the required minimum market value public float of $5,000,000 over the previous 30 consecutive days as required for listing on the Nasdaq National Market. As a result, the Company has until June 25, 2001 to regain compliance with the Nasdaq National Market listing standards or its common stock will be delisted from trading on the Nasdaq National Market. If the Company does not regain compliance with the listing standards by June 25, 2001, it may request a hearing before the Nasdaq Qualifications Hearing Panel for a determination that its common stock should continue to be listed on the Nasdaq National Market despite the failure to comply with the listing requirements. If the Company's common stock is delisted from the Nasdaq National Market, its liquidity and trading price could be negatively impacted.

      The number of holders of record of the Company's Common Stock at March 12, 2001 was 94. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

(b) Stock Repurchase Program

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 2000, 501,300 shares had been repurchased at a cost of $1,869,000. No shares have been repurchased since March 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

      The selected consolidated balance sheet data presented below as of December 31, 2000 and 1999 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2000 are derived from the Company's Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, and have been audited by Arthur Andersen LLP, independent public accountants (the "Consolidated Financial Statements"). The selected consolidated balance sheet data presented below as of December 31, 1998, 1997, and 1996, and the selected consolidated statement of operations data for the years ended December 31, 1997 and 1996, are derived from the Company's Consolidated Financial Statements, not included in this Annual Report on Form 10-K, all of which have been audited by Arthur Andersen LLP, independent public accountants. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENT OF                             2000        1999        1998        1997        1996
OPERATIONS DATA:                                    --------    --------    --------    --------    --------
Revenues:
     Product                                        $ 11,992    $ 19,628    $ 16,911    $ 18,433    $ 21,358
     Services                                         15,583      16,799      18,067      17,076      15,877
                                                    --------    --------    --------    --------    --------
        Total revenues                                27,575      36,427      34,978      35,509      37,235

Cost of revenues                                       8,396       8,574       8,698       9,352       7,385
                                                    --------    --------    --------    --------    --------
Gross profit                                          19,179      27,853      26,280      26,157      29,850
                                                    --------    --------    --------    --------    --------

Operating expenses:
     Sales and marketing                              17,379      18,214      18,276      18,802      17,433
     Research and development                          7,614       6,470       6,023       6,977       5,984
     General and administrative                        4,942       5,288       4,134       4,528       3,699
     Restructuring charge                                 --          --          --       1,558          --
                                                    --------    --------    --------    --------    --------
        Total operating expenses                      29,935      29,972      28,433      31,865      27,116
                                                    --------    --------    --------    --------    --------

Operating (loss) income                              (10,756)     (2,119)     (2,153)     (5,708)      2,734
Other income (net)                                       211         503         715         779         518
                                                    --------    --------    --------    --------    --------

(Loss) income before provision for income taxes      (10,545)     (1,616)     (1,438)     (4,929)      3,252
Provision for income taxes                             2,271         336          50          40       1,204
                                                    --------    --------    --------    --------    --------

Net (loss) income                                   $(12,816)   $ (1,952)   $ (1,488)   $ (4,969)   $  2,048
                                                    ========    ========    ========    ========    ========

Basic (loss) income per share (1)                   $  (2.01)   $  (0.32)   $  (0.23)   $  (0.79)   $   0.35
                                                    ========    ========    ========    ========    ========
Diluted (loss) income per share (1)                 $  (2.01)   $  (0.32)   $  (0.23)   $  (0.79)   $   0.33
                                                    ========    ========    ========    ========    ========

Weighted average common shares outstanding (1)         6,365       6,149       6,371       6,310       5,910
                                                    ========    ========    ========    ========    ========
Weighted average common shares outstanding
     assuming dilution (1)                             6,365       6,149       6,371       6,310       6,286
                                                    ========    ========    ========    ========    ========

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments   $  3,355    $ 11,685    $ 14,534    $ 15,801    $ 19,590
Working capital                                          285      12,814      14,650      15,149      20,470
Total assets                                          15,540      26,934      28,268      31,517      36,258
Total stockholders' equity                             2,412      14,922      17,483      19,828      24,068

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

      In order to reach the broadest possible market, the Company employs a direct sales force and selected resellers to bring its products and services to end users around the world. The Company sells to major accounts and provides personal contact with customers, both directly and through partners. Solutions engineers perform demonstrations at customer sites and assist customers in evaluating their technical requirements and in implementing Gensym technology. Regular seminars and workshops are hosted at the Company's larger offices and via Web seminars to demonstrate the Company's products. The Company offers basic and advanced training courses that teach prospective and new customers how to build application solutions using Gensym products.

      The Company also distributes its products through a network of systems integrators and value-added resellers, who are selected for their capability to provide end users with focused application solutions built on G2 and the Company's other software platforms.

      Gensym markets its products in Japan, Brazil, South Africa and certain other countries through distributors. These distributors have technical competence in the application of G2 and other Gensym technologies, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

                                                    Year ended December 31,
                                                 2000        1999        1998
                                                -----       -----       -----

Revenues:
     Product                                     43.5%       53.9%       48.3%
     Service                                     56.5        46.1        51.7
                                                -----       -----       -----
        Total revenues                          100.0       100.0       100.0

Cost of revenues                                 30.4        23.5        24.9
                                                -----       -----       -----

Gross margin                                     69.6        76.5        75.1
                                                -----       -----       -----

Operating expenses:
     Sales and marketing                         63.0        50.0        52.3
     Research and development                    27.6        17.8        17.2
     General and administrative                  18.0        14.5        11.8
                                                -----       -----       -----
        Total operating expenses                108.6        82.3        81.3
                                                -----       -----       -----

Operating loss                                  (39.0)       (5.8)       (6.2)

Other income, net                                 0.8         1.4         2.0
                                                -----       -----       -----

Loss before provision for income taxes          (38.2)       (4.4)       (4.2)

Provision for income taxes                        8.3         0.9         0.1
                                                -----       -----       -----

Net loss                                        (46.5)%      (5.3)%      (4.3)%
                                                =====       =====       =====

YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

      The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

      Total revenues were $27.6 million for the year ended December 31, 2000 and $36.4 million for the same period in 1999, a decrease of $8.9 million, or 24.3%. The decrease in total revenues was attributable to both a decrease in sales of product licenses and application consulting services. International revenues accounted for 44% and 46% of total revenues in 2000 and 1999; respectively.

      Product. Product revenues decreased $7.6 million, or 38.9%, to $12.0 million for the year ended December 31, 2000 from $19.6 million in 1999. The decrease in product revenues was across all product lines and occurred in both domestic and international markets. Much of the decrease is attributable to the Company's new pricing and product line packaging policies implemented in 2000. As part of its new strategic direction, the Company introduced new product-packaging and customer service programs designed to make it easier for customers to do business with the Company and enable Gensym to align its business practices with software industry norms. Implementing the new strategic direction was disruptive to the Company's business in the second half of the year. Also, in 1999, product revenue included $2.9 million from a single customer, BMC Software, Inc.

      Service. Service revenues decreased $1.2 million, or 7.2%, to $15.6 million for the year ended December 31, 2000 from $16.8 million in 1999. The decrease in service revenues was primarily due to decreases in application consulting revenues and training fees. Consulting and training revenues decreased primarily as a result of decreased product sales. Customer support revenues for the year ended December 31, 2000 increased $400,000, from $9.4 million to $9.8 million in 2000. Strong maintenance contract renewals attributed to the increase.

Cost of Revenues

      Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. Cost of revenues remained virtually unchanged in 2000. Cost of revenues were $8.4 million for the year ended December 31, 2000 and $8.6 million for the same period in 1999, a decrease of $0.2 million, or 2.1%. A decrease in consulting costs was partially offset by higher royalty expenses year over year. Gross margin on revenues for the year ended December 31, 2000 was 69.6%, as compared to 76.5% in 1999. The decrease in gross profit resulted primarily from lower revenue in 2000 compared to 1999.

Operating Expenses

      Total operating expenses remained consistent with 1999. Total operating expenses were $29.9 million for the year ended December 31, 2000, a decrease of 0.1%, from $30.0 million in 1999. Research and development costs increased during 2000 consistent with the Company's plan to develop new products. The increase in research and development costs was almost entirely offset by decreased spending in sales and administrative costs.

      Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 2000, sales and marketing expenses decreased $835,000, or 4.6%, to $17.4 million (63.0% of total revenues) from $18.2 million (50.0% of total revenues) in 1999. The decrease was primarily a result of lower sales commissions resulting from lower sales in 2000, plus cost savings resulting from the consolidation of field sales offices. Sales and marketing expenses increased as a percent of total revenue, as a result of lower revenue in 2000 from 1999.

      Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased $1.1 million or 17.7% to $7.6 million (27.6% of total revenue) for the year ended December 31, 2000 from $6.5 million (17.8% of total revenue) in 1999. The increase is directly attributable to an increase in subcontract labor and recruitment costs for product development. The increase in research and development as a percent of total revenue is twofold; research and development expense increased and total revenue was lower in 2000 as compared to 1999.

      General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses decreased $346,000, or 6.5% to $4.9 million (17.9% of total revenue) for the year ended December 31, 2000 from $5.3 million (14.5% of total revenue) in 1999. The decrease was primarily due to fewer general and administrative personnel in 2000 over 1999, which was partially offset by increased subcontractor and recruitment costs. General and administrative expenses increased as a percent of total revenue, due to lower revenue in 2000 as compared to 1999.

Other Income

      Other income consists primarily of interest income partially offset by foreign exchanges transaction gains and losses. For the year ended December 31, 2000, other income decreased $292,000 or 58.1% to $211,000 from $503,000 for
1999. The decrease in other income was due to decreased interest income resulting from lower cash balances and foreign exchange fluctuations.

Income Taxes

      The Company recorded a provision for income taxes of $2,271,000 and $336,000, for the years ended December 31, 2000 and 1999, respectively. The provision for the year ended December 31, 2000 included a charge of $1,873,000 in accordance with the increase in the tax valuation allowance to equal the entire deferred tax asset as discussed below. The balance of the tax provision for 2000 of $398,000 and the 1999 provision of $336,000 represents income taxes on income generated in certain foreign jurisdictions (where the Company does not have operating loss carryforwards) and revenue withholding tax on sales in certain foreign jurisdictions. The Company generated significant U.S. tax loss carryforwards during the years ended December 31, 2000 and 1999.

      Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless the Company makes a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that the Company cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which it operates. The Company periodically reviews its deferred tax asset to determine if such asset is realizable. In 2000, the Company concluded, in accordance with SFAS No. 109, that the Company should not recognize the value of its deferred tax asset under the "more likely than not" test and therefore increased the amount of its valuation allowance to equal the entire deferred tax asset. The increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 during the year ended December 31, 2000. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the operating losses through December 31, 2000. See
Note 4 of Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

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

Income Taxes

      The Company recorded a provision for income taxes of $336,000 and $50,000, for the years ended December 31, 1999 and 1998, respectively. The provision in both years represents income taxes on income generated in foreign jurisdictions (where the Company does not have operating loss carryforwards) and revenue withholding tax on sales in certain foreign jurisdictions. The Company generated significant U.S. tax loss carryforwards during the years ended December 31, 1999 and 1998.

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

      In the quarter ended September 30, 2000, the Company recorded a provision for income taxes of $1,963,000. The provision included a charge of $1,873,000 in accordance with the increase in the tax valuation allowance to equal the entire deferred tax asset.

      Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless the company makes a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that the Company cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which it operates. The Company periodically reviews its deferred tax asset to determine if such asset is realizable. At September 30, 2000, the Company concluded, in accordance with SFAS No. 109, that the Company should not recognize the value of its deferred tax asset under the "more likely than not' test and therefore increased the amount of its valuation allowance to equal the entire deferred tax asset. The increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 in the period ended September 30, 2000. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the continued operating losses through September 30, 2000 and that the Company expected a loss for the fourth quarter and for the year ending December 31, 2000. Also included in the Company's provision for income taxes are income taxes in foreign jurisdictions, where the Company does not have operating loss carryforwards.

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

                                                                        Quarter Ended
                                     Dec. 31,  Sept. 30,   June 30,   Mar. 31,   Dec. 31,  Sept. 30,  June 30,  Mar. 31,
                                       2000       2000       2000       2000       1999       1999      1999      1999
                                     -----------------------------------------------------------------------------------
Revenues:
     Product                         $ 3,619    $ 2,139    $ 3,268    $ 2,966    $ 5,026    $ 5,205   $ 5,337   $ 4,060
     Services                          4,102      3,341      4,005      4,135      4,119      3,980     4,404     4,296
                                     -------    -------    -------    -------    -------    -------   -------   -------
        Total revenues                 7,721      5,480      7,273      7,101      9,145      9,185     9,741     8,356

Cost of revenues                       2,105      1,929      1,996      2,366      2,136      2,113     2,180     2,145
                                     -------    -------    -------    -------    -------    -------   -------   -------
Gross profit                           5,616      3,551      5,277      4,735      7,009      7,072     7,561     6,211
                                     -------    -------    -------    -------    -------    -------   -------   -------

Operating expenses:
     Sales and marketing               4,796      4,199      4,057      4,327      4,786      4,421     4,529     4,478
     Research and development          1,893      1,959      1,957      1,805      1,514      1,631     1,768     1,557
     General and administrative        1,274      1,062      1,102      1,504      2,081        926     1,121     1,160
                                     -------    -------    -------    -------    -------    -------   -------   -------
        Total operating expenses       7,963      7,220      7,116      7,636      8,381      6,978     7,418     7,195
                                     -------    -------    -------    -------    -------    -------   -------   -------

Operating (loss) income               (2,347)    (3,669)    (1,839)    (2,901)    (1,372)        94       143      (984)
Other income (net)                        53         98         (9)        69        161        114       117       111
                                     -------    -------    -------    -------    -------    -------   -------   -------

(Loss) income before provision for
     income taxes                     (2,294)    (3,571)    (1,848)    (2,832)    (1,211)       208       260      (873)
Provision for income taxes               233      1,963         15         60        209         45        37        45
                                     -------    -------    -------    -------    -------    -------   -------   -------

Net (loss) income                    $(2,527)   $(5,534)   $(1,863)   $(2,892)   $(1,420)   $   163   $   223   $  (918)
                                     =======    =======    =======    =======    =======    =======   =======   =======

Basic and diluted (loss) earnings
     per share                       $ (0.39)   $ (0.86)   $ (0.29)   $ (0.46)   $ (0.23)   $  0.03   $  0.04   $ (0.15)
                                     =======    =======    =======    =======    =======    =======   =======   =======

Weighted average shares
     outstanding - Basic               6,433      6,400      6,367      6,260      6,202      6,146     6,099     6,150
                                     =======    =======    =======    =======    =======    =======   =======   =======

Weighted average shares
     outstanding - Diluted             6,433      6,400      6,367      6,260      6,202      6,153     6,103     6,150
                                     =======    =======    =======    =======    =======    =======   =======   =======
                                                                                Quarter Ended
                                     Dec. 31,   Sept. 30,  June 30,   Mar. 31,   Dec. 31,   Sept. 30,  June 30,  Mar. 31,
                                       2000       2000       2000       2000       1999       1999      1999       1999
                                     ------------------------------------------------------------------------------------
                                                                 (as a percentage of total revenues)
Revenues:
     Product                            46.9%      39.0%      44.9%      41.8%      55.0%      56.7%     54.8%     48.6%
     Services                           53.1       61.0       55.1       58.2       45.0       43.3      45.2      51.4
                                     -------    -------    -------    -------    -------    -------   -------   -------
        Total revenues                 100.0      100.0      100.0      100.0      100.0      100.0     100.0     100.0

Cost of revenues                        27.3       35.2       27.4       33.3       23.4       23.0      22.4      25.7
                                     -------    -------    -------    -------    -------    -------   -------   -------
Gross profit                            72.7       64.8       72.6       66.7       76.6       77.0      77.6      74.3
                                     -------    -------    -------    -------    -------    -------   -------   -------

Operating expenses:
     Sales and marketing                62.1       76.6       55.8       60.9       52.3       48.1      46.5      53.6
     Research and development           24.5       35.8       26.9       25.4       16.5       17.8      18.1      18.6
     General and administrative         16.5       19.4       15.2       21.2       22.8       10.1      11.5      13.9
                                     -------    -------    -------    -------    -------    -------   -------   -------
        Total operating expenses       103.1      131.8       97.9      107.5       91.6       76.0      76.1      86.1
                                     -------    -------    -------    -------    -------    -------   -------   -------

Operating (loss) income                (30.4)     (67.0)     (25.3)     (40.8)     (15.0)       1.0       1.5     (11.8)
Other income (net)                       0.7        1.8       (0.1)       1.0        1.8        1.3       1.2       1.3
                                     -------    -------    -------    -------    -------    -------   -------   -------

(Loss) income before provision for
     income taxes                      (29.7)     (65.2)     (25.4)     (39.8)     (13.2)       2.3       2.7     (10.5)
Provision for income taxes               3.0       35.8        0.2        0.8        2.3        0.5       0.4       0.5
                                     -------    -------    -------    -------    -------    -------   -------   -------

Net (loss) income                      (32.7)%   (101.0)%    (25.6)%    (40.6)%    (15.5)%      1.8%      2.3%    (11.0)%
                                     =======    =======    =======    =======    =======    =======   =======   =======

LIQUIDITY AND CAPITAL RESOURCES

      The Company currently finances its operations, along with capital expenditures, primarily through cash flows from operations and its current cash and short-term investment balances. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment.

      At December 31, 2000, cash, cash equivalents, and short-term investments had decreased by $8.3 million to $3.4 million. The Company regularly invests excess funds in highly-rated money market funds, government securities, and commercial paper.

      Cash and cash equivalents decreased $3.0 million from $5.7 million at December 31, 1999 to $2.7 million at December 31, 2000.

      Cash used for operations in 2000 was $7.1 million: $10.0 million was used for the funding of the Company's operating loss, $420,000 was used in the recognition of deferred revenue, $780,000 was provided by a decrease in accounts receivables, $727,000 was provided by an increase in accrued expenses, $1.2 million was provided by a decrease in prepaid expenses, and $670,000 was provided by an increase in accounts payable.

      Cash provided by investing activities was $3.6 million: $5.3 million was provided by sales of short-term investments, $1.2 million was used to purchase equipment, and $523,000 resulted from the increase in other assets.

      Cash provided in financing activities in 2000 was $700,000 and resulted from the exercise of incentive stock options and from the exercise of stock issued under the employee stock purchase plan.

      Cash decreased $253,000 in 2000 due to the effect of currency fluctuation.

      The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and may need to obtain additional funding or alternative means of financial support, or both, in order to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plan to continue as a going concern relies heavily on achieving profitability in the third quarter of 2001 and beyond. This return to profitability is based on expense control, cost reductions, and increased revenues from new and existing products in the e-Infrastructure marketplace. Management is also seeking to identify additional funding sources of an equity and/or debt nature. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      On March 28, 2001, the Company entered into a credit facility with Silicon Valley Bank. The credit facility provides the Company the ability to borrow up to 80% of the Company's qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. This agreement is subject to certain restrictive covenants, including an adjusted quick ratio. Amounts under this credit facility are secured by substantially all of the corporate assets of Gensym Corporation. At March 31, 2001, the Company may not be in compliance with the adjusted quick ratio covenant.

Stock Repurchase Program

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of December 31, 2000, 501,300 shares had been repurchased at a cost of $1,869,000. There has been no repurchase of shares since March 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      The Securities and Exchange Commission released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance was effective for the fourth quarter 2000. The Company's adoption of SAB 101 did not have a material impact on the Company's results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

A number of uncertainties exist that could affect the Company's operating results, including, without limitation, the following:

      Liquidity. The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and may need to obtain additional funding or alternative means of financial support, or both, in order to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plan to continue as a going concern relies heavily on achieving profitability in the third quarter of 2001 and beyond. This return to profitability is based on expense control, cost reductions, and increased revenues from new and existing products in the e-Infrastructure marketplace. Management is also seeking to identify additional funding sources of an equity and/or debt nature. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Possible Delisting from the Nasdaq National Market. The Company has received a notice from the Nasdaq National Market that its common stock has failed to maintain minimum market value public float of $5,000,000 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided us with 90 calendar days, or until June 25, 2001, to regain compliance with this requirement or be delisted from trading. If we are unable to regain compliance with this requirement during this time, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, the Company's common stock will be delisted from trading by the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, its liquidity and trading price could be negatively impacted.

      Emerging Market for Intelligent Operations Management Systems. Substantially all of the Company's revenues are derived from the licensing and support of software platforms and products for expert manufacturing, network management and supply-chain design. Although many organizations have begun to deploy, or have announced plans to deploy, such e-business infrastructure systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce e-business infrastructure management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of e-business infrastructure management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of intelligent operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect the Company's business, results of operations, or financial condition. In addition, the Company believes that end-users in its markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools with which to develop application-specific functionality and solutions. Meeting this demand has required the Company to modify its sales approach. The Company is also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen the Company's average sales cycle. Failure by the Company to respond appropriately to shifts in market demand could have a material adverse effect on the Company's business, results of operations, or financial condition.

      Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 28%, 25%, and 25% of the Company's product revenues in 2000, 1999, and 1998, respectively. In January 2001, the Company significantly reduced its direct sales force for its expert manufacturing products. The Company continues to manage its relationships with existing expert manufacturing customers. But Gensym now relies solely on its indirect sales partners for sales of its expert manufacturing products to new customers. The loss of major original equipment manufacturers or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based or other Company core technology products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

      Dependence Upon Development of Sales and Marketing Force. The Company's future success in the e-business infrastructure marketplace will depend, in part, upon the productivity of its sales and marketing personnel and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that the Company's investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that the Company's sales and marketing personnel will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. The Company's inability to manage its sales and marketing personnel effectively could have a material adverse effect on the Company's business, operating results and financial condition.

      Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. The Company has recorded quarterly losses in each quarter in 2000, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, the Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. The Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

      Economic Factors. Because capital expenditures are often viewed as discretionary by organizations, sales of the Company's products for capital budget projects are subject to general economic conditions. Future recessionary conditions in the industries that use the Company's products may adversely affect the Company's business, results of operations, or financial condition.

      Product Concentration. The Company's main product offerings are G2, a customizable object-oriented development and deployment platform for building intelligent expert manufacturing systems, and software application products based on G2 and other core technologies. Accordingly, the Company's business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and its other products. The timing of major G2 releases may affect the timing of purchases of the Company's products. The Company has introduced several G2-based products for building applications and is developing others. The Company believes that market acceptance of these products will be important to the Company's future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, the Company relies on many of its distribution partners to develop G2-based products for specialized markets. Accordingly, the Company's business and financial results are also linked to the continued successful product development by its partners and market acceptance of such G2-based products. Any decline in the demand for G2 and its other products, whether as a result of competitive products, price competition, the lack of success of the Company's partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

      Risks Associated With International Operations. The Company's international revenues represented 44%, 46%, and 47%, of total revenues in 2000, 1999, and 1998, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

      Competition. Although the Company believes that there are no other commercially available products that offer the full range of high-level capabilities embodied in the Company's network management products, a number of companies offer products that perform certain functions of G2 for specific applications. In all of the Company's markets, there is competition from "point solutions", real-time and expert system products, and internally developed software. At the fundamental level, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to the Company's products.

      Certain companies, such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS), sell "point solutions" that compete with the Company's network management products with respect to specific applications or uses. Several companies, including Aspen Tech, Ilog S.A., Pavilion and System Management Arts, offer expert manufacturing products with limited real-time, expert system, or fault isolation capabilities at lower price points than those provided by the Company. Many of these products often require extensive programming with languages such as C or C++ for complete implementation. Although the Company believes that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than Gensym and might introduce new or improved products to compete with G2, possibly at lower prices.

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

      Dependence on Key Personnel. The Company's success depends in large part upon certain key employees, including its executive officers, the loss of any of whom could have a material adverse effect on the Company. The Company's key employees are not bound by employment agreements that require them to remain with the Company. The Company's success will depend in significant part upon its ability to attract and retain highly skilled management, technical, and sales and marketing personnel. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel, or that new key personnel will integrate successfully into the senior management team. The loss of certain key employees or the Company's inability to attract and retain other qualified employees or to adequately replace key personnel who depart the Company could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

                 Principal Amounts by Expected Maturity in U. S. Dollars
                          (in Thousands, except interest rates)

                                                               Investments
                                                     Fair       Maturing
                                                   Value at        in
                                                   12/31/00      FY 2001
                                                   --------    -----------

      Cash Equivalents                              $ 103         $ 103
      Weighted Average Interest Rate                 6.60%         6.60%

      Investments                                   $ 698         $ 698
      Weighted Average Interest Rate                 7.28%         7.28%

      Total Portfolio                               $ 801         $ 801
      Weighted Average Interest Rate                 7.19%         7.19%

Impact of Foreign Currency Rate Changes

      Compared to 1999, the U.S. dollar was stronger, on average, in 2000 relative to the European currencies in which the company has subsidiaries. However, the translation of the parent Company's intercompany receivables and foreign entities' assets and liabilities did not have a material impact on the consolidated results of the Company. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect the consolidated results of the Company in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       GENSYM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          December 31,
                                                                        2000        1999
                                                                      --------    --------
                             ASSETS
Current Assets:
     Cash and cash equivalents                                        $  2,657    $  5,710
     Short-term investments                                                698       5,975
     Accounts receivable, less reserves of $385
          in 2000 and $364 in 1999                                       8,800       9,528
     Prepaid expenses                                                    1,258       2,352
     Deferred income taxes                                                  --       1,261
                                                                      --------    --------
          Total current assets                                          13,413      24,826
                                                                      --------    --------

Property and equipment, at cost
     Computer equipment and software                                     8,955       8,264
     Furniture and fixtures                                              1,950       1,932
     Leasehold improvements                                                428         423
                                                                      --------    --------
                                                                        11,333      10,619
     Accumulated depreciation and amortization                          (9,936)     (9,324)
                                                                      --------    --------
                                                                         1,397       1,295
                                                                      --------    --------

Long-term deferred income taxes                                             --         612
Deposits and other assets                                                  730         201
                                                                      --------    --------

                                                                      $ 15,540    $ 26,934
                                                                      ========    ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                 $  1,068    $    387
     Accrued expenses                                                    5,541       4,694
     Deferred revenue                                                    6,519       6,931
                                                                      --------    --------
          Total current liabilities                                     13,128      12,012
                                                                      --------    --------

Commitments (Note 5)

Stockholders' Equity:
     Preferred Stock, $.01 par value - Authorized 2,000,000 shares
          Issued and outstanding - none                                     --          --
     Common Stock, $.01 par value - Authorized - 20,000,000 shares
          Issued - 6,968,270 and 6,744,565 shares in 2000 and 1999,
               respectively
          Outstanding - 6,466,970 and 6,243,265 shares in 2000 and
               1999, respectively                                           70          67
Capital in excess of par value                                          21,620      20,923
Treasury stock - 501,300 shares in 2000 and 1999, at cost               (1,869)     (1,869)
Accumulated deficit                                                    (15,869)     (3,053)
Cumulative translation adjustment                                       (1,540)     (1,146)
                                                                      --------    --------
     Total stockholders' equity                                          2,412      14,922
                                                                      --------    --------

                                                                      $ 15,540    $ 26,934
                                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                    YEAR ENDED DECEMBER 31,
                                                 2000        1999        1998
                                               --------    --------    --------

Revenues:
     Product                                   $ 11,992    $ 19,628    $ 16,911
     Services                                    15,583      16,799      18,067
                                               --------    --------    --------
        Total revenues                           27,575      36,427      34,978

Cost of revenues                                  8,396       8,574       8,698
                                               --------    --------    --------
Gross profit                                     19,179      27,853      26,280
                                               --------    --------    --------

Operating expenses:
     Sales and marketing                         17,379      18,214      18,276
     Research and development                     7,614       6,470       6,023
     General and administrative                   4,942       5,288       4,134
                                               --------    --------    --------
        Total operating expenses                 29,935      29,972      28,433
                                               --------    --------    --------

Operating loss                                  (10,756)     (2,119)     (2,153)

Other income:
     Interest income                                380         505         678
     Other income (expense)                        (169)         (2)         37
                                               --------    --------    --------
                                                    211         503         715
                                               --------    --------    --------

Loss before provision for income taxes          (10,545)     (1,616)     (1,438)

Provision for income taxes                        2,271         336          50
                                               --------    --------    --------

Net loss                                       $(12,816)   $ (1,952)   $ (1,488)
                                               ========    ========    ========

Basic and diluted loss per share               $  (2.01)   $  (0.32)   $  (0.23)
                                               ========    ========    ========

Weighted average common shares outstanding        6,365       6,149       6,371
                                               ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                         Common Stock
                                    ----------------------  Capital in            Accumulated   Cumulative      Total      Compre-
                                    Number of      $0.01    Excess of   Treasury   Earnings    Translation  Stockholders'  hensive
                                     Shares      Par Value  Par Value    Stock     (Deficit)    Adjustment     Equity        loss
                                    ---------    ---------  ---------- ---------  -----------  -----------  ------------  ---------
BALANCE, DECEMBER 31, 1997          6,409,397    $      64  $  19,941  $      --   $     387    $    (564)   $  19,828
Exercise of stock options              18,050           --         82         --          --           --           82
Issuance of common stock under
     Employee Stock Purchase Plan
     (ESPP)                           129,821            1        404         --          --           --          405
Treasury Stock - 345,200 shares            --           --         --     (1,278)         --           --       (1,278)
Translation adjustment                     --           --         --         --          --          (66)         (66)         (66)
Net loss                                   --           --         --         --      (1,488)          --       (1,488)      (1,488)
                                                                                                                          ---------
Comprehensive net loss for the
     year ended December 31, 1998                                                                                         $  (1,554)
                                    ---------    ---------  ---------  ---------   ---------    ---------    ---------    =========
BALANCE, DECEMBER 31, 1998          6,557,268           65     20,427     (1,278)     (1,101)        (630)      17,483
Exercise of stock options              24,156           --         74         --          --           --           74
Issuance of common stock under
     ESPP                             163,141            2        422         --          --           --          424
Treasury Stock - 156,100 shares            --           --         --       (591)         --           --         (591)
Translation adjustment                     --           --         --         --          --         (516)        (516)        (516)
Net loss                                   --           --         --         --      (1,952)          --       (1,952)      (1,952)
                                                                                                                          ---------
Comprehensive net loss for the
     year ended December 31, 1999                                                                                         $  (2,468)
                                    ---------    ---------  ---------  ---------   ---------    ---------    ---------    =========
BALANCE, DECEMBER 31, 1999          6,744,565           67     20,923     (1,869)     (3,053)      (1,146)      14,922
Exercise of stock options              93,744            1        389         --          --           --          390
Issuance of common stock under
     ESPP                             129,961            2        308         --          --           --          310
Translation adjustment                     --           --         --         --          --         (394)        (394)        (394)
Net loss                                   --           --         --         --     (12,816)          --      (12,816)     (12,816)
                                                                                                                          ---------
Comprehensive net loss for the
     year ended December 31, 2000                                                                                         $ (13,210)
                                    ---------    ---------  ---------  ---------   ---------    ---------    ---------    =========
BALANCE, DECEMBER 31, 2000          6,968,270    $      70  $  21,620  $  (1,869)  $ (15,869)   $  (1,540)   $   2,412
                                    =========    =========  =========  =========   =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Year ended December 31,
                                                                              2000        1999        1998
                                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                              $(12,816)   $ (1,952)   $ (1,488)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
                Depreciation and amortization                                    911       1,123       1,245
                Deferred taxes                                                 1,873         287          --
                Changes in assets and liabilities:
                      Accounts receivable                                        780      (2,055)        747
                      Prepaid expenses                                         1,177        (720)       (214)
                      Accounts payable                                           670        (112)       (400)
                      Accrued expenses                                           727         982      (1,155)
                      Deferred revenue                                          (420)        527         611
                                                                            --------    --------    --------

                      Net cash used in operating activities                   (7,098)     (1,920)       (654)
                                                                            --------    --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Sales (purchases) of short-term investments                              5,277      (5,137)      4,005
      Sales of long-term investments                                              --          --       1,041
      Purchases of property and equipment                                     (1,156)       (436)       (843)
      (Increase) decrease in other assets                                       (523)         38          32
                                                                            --------    --------    --------

                      Net cash provided by (used in) investing activities      3,598      (5,535)      4,235
                                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of treasury stock                                                  --        (591)     (1,278)
      Proceeds from exercise of stock options and issuance of
           common stock under stock plans                                        700         498         487
                                                                            --------    --------    --------

                      Net cash provided by (used in) financing activities        700         (93)       (791)
                                                                            --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (253)       (437)        (53)
                                                                            --------    --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (3,053)     (7,985)      2,737

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,710      13,695      10,958
                                                                            --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  2,657    $  5,710    $ 13,695
                                                                            ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for -
           Income taxes                                                     $    214    $    221    $    424
                                                                            ========    ========    ========

                       GENSYM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

The Company is a supplier of software products and services for developing and deploying intelligent systems that manage and improve complex, dynamic operations for a broad range of industrial, scientific, commercial, and government applications.

The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and may need to obtain additional funding or alternative means of financial support, or both, in order to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plan to continue as a going concern relies heavily on achieving profitability in the third quarter of 2001 and beyond. This return to profitability is based on expense control, cost reductions, and increased revenues from new and existing products in the e-Infrastructure marketplace. Management is also seeking to identify additional funding sources of an equity and/or debt nature. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(b)   Cash Equivalents and Investments

      The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at December 31, 2000 and 1999. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of December 31, 2000 and 1999 consist of U.S. and municipal agency bonds and commercial paper with original maturity dates greater than three months that mature within one year.

                                                            December 31, 2000           December 31, 1999
                                                           -------------------         --------------------
      (In thousands)                                          Total      Total            Total       Total
                                             Contracted      Market  Amortized           Market   Amortized
      Description                              Maturity       Value      Value            Value       Value
      ------------                           ----------    --------   --------         --------    --------
      Cash and Cash Equivalents:
      Cash and cash equivalents                     N/A    $  2,554   $  2,554         $  4,211    $  4,187
      Commerical paper                       0-3 months          -          -               990         994
      Money market funds                     0-3 months         103        103              529         529
                                                           --------   --------         --------    --------
        Total cash and cash equivalents                       2,657      2,657            5,730       5,710
                                                           ========   ========         ========    ========

      Short-Term Investments:
      Corporate bonds                       4-12 months         701        698              950         975
      Commercial paper                      4-12 months          -          -             1,999       2,000
      Government agency                     4-12 months          -          -             2,995       3,000
                                                           --------   --------         --------    --------
        Total short-term investments                            701        698            5,944       5,975
                                                           ========   ========         ========    ========
                                                           $  3,358   $  3,355         $ 11,674    $ 11,685
                                                           ========   ========         ========    ========

(c)   Depreciation and Amortization

      The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Certain assets under capital leases are amortized using the straight-line method. The estimated useful lives by asset class are as follows:

                                            Estimated
      Asset Classification                  Useful Lives
      --------------------                  ------------
      Computer equipment
          and software..................    3 Years
      Furniture and fixtures............    5 Years
      Leasehold improvements............    Shorter of lease term or useful life

(d)   Revenue Recognition

      The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 in December of 1998. SOP 98-9 requires use of the residual method of recognition of revenues when vendor specific objective evidence exists for undelivered elements, but does not exist for delivered elements of a software arrangement.

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

(g)   Retirement Plan

      Effective January 1997, the Company amended the Gensym Corporation 401(k) Plan (the "Plan") to allow for employer matching contributions. The Company has elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee's compensation (as defined) contributed to the Plan as an elective deferral. The Company's contributions to the Plan were $267,000 in 2000, $262,000 in 1999 and $316,000 in 1998.

(h)   Concentration of Credit Risk

      Generally accepted accounting principles require disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments in highly rated institutions. For the fiscal years ended December 31, 2000 and 1998, no single customer accounted for more than 10% of the Company's total revenue. One customer accounted for 12% of the total revenue in 1999. No single customer accounted for greater than 10% of accounts receivable at December 31, 2000 or 1999. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

(i)   Comprehensive Loss

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. Comprehensive loss is disclosed in the accompanying consolidated statements of stockholder's equity.

(j)   Income (Loss) per Share

      In accordance with SFAS No. 128, Earnings per Share, basic income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share is the same as basic income (loss) per share due to the net loss recorded in all years presented. For the years ended December 31, 2000, 1999, and 1998, the computation for diluted loss per share excludes the effect of 1,705,412 shares, 1,169,294 shares, and 729,639 shares, respectively, issuable from assumed exercise of options, as their effect would be antidilutive.

(k)   Use of Estimates in the Preparation of Financial Statements

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

(l)   New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998. The adoption of this interpretation did not have an impact on the accompanying financial statements.

      The Securities and Exchange Commission released Staff Accounting Bulletin
      (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance was effective as of the beginning of 2000. The Company's adoption of SAB 101 did not have a material impact on the Company's results of operations.

(2)   LINE OF CREDIT

      On March 28, 2001, the Company entered into a credit facility with a bank. The credit facility provides the Company the ability to borrow up to 80% of the Company's qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowing under this agreement will be at an interest rate of 2% per month, plus an administration fee of 1% of gross account receivables held as collateral. This agreement is subject to certain restrictive covenants, including an adjusted quick ratio. Amounts under this credit facility are secured by substantially all corporate assets of Gensym Corporation. At March 31, 2001, the Company may not be in compliance with the adjusted quick ratio covenant.

(3)   STOCKHOLDERS' EQUITY

(a)   Common Stock

      The Company's authorized capitalization consists of 20,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

(b)   Stock Option Plans

      The following table shows the Company's stock option plans, the number of shares reserved for issuance by the Company's Board of Directors, and the number of shares available for future issuance as of December 31, 2000:

                                                                                        Number of Shares
                                                                                      Available for Future
                                                            Number of Shares             Issuance as of
                      Plan Name                          Reserved for Issuance          December 31, 2000
      -------------------------------------------       -----------------------      ----------------------
      1987 Stock Plan                                                  600,000                          --
      1994 Stock Option Plan                                           534,850                         787
      1995 Director Stock Option Plan                                  100,000                      18,000
      1995 Employee Stock Purchase Plan                                700,000                     115,422
      1997 Stock Incentive Plan                                        500,000                      25,873
      2000 Stock Incentive Plan                                        800,000                     504,900
                                                        -----------------------      ----------------------
                                                                     3,234,850                     664,982
                                                        =======================      ======================

      The 1987 Stock Plan provided for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. The Board of Directors has resolved not to grant any more options under the 1987 Stock Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options. The 1997 Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. The 2000 Stock Incentive Plan, approved by the stockholders in June 2000, provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. Under these plans, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's Common Stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying Common Stock at the measurement date is charged to operations over the vesting period of such options. The terms of exercise of options granted under these plans are determined by the Board of Directors. Incentive stock options expire no later than 10 years after the date of grant.

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

      During 1999, in conjunction with the hiring of the chief executive officer, the company granted options to purchase 361,111 shares at an exercise price of $3.25, outside of any existing stock option plans. During 2000, in conjunction with the hiring of the vice president marketing and the hiring of the vice president finance & administration and CFO, the company granted options to purchase 10,000 and 34,845 shares, respectfully, at an exercise price of $5.44, outside of any existing option plans. These stock options were issued at the fair market value on the date of grant and are included in the table below.

      The following table summarizes the stock option activity for each the three years in the period ended December 31, 2000:

                                                     Number of          Option Price          Weighted Average
                                                      Shares              per Share             Option Price
                                                   -------------       ----------------      --------------------
      Outstanding at December 31, 1997                  819,780        $ 1.60 - $20.00                    $ 6.65
      Granted                                           835,698            3.00 - 7.50                      4.94
      Exercised                                         (18,050)           1.60 - 7.50                      4.58
      Canceled                                         (907,789)          3.81 - 20.00                      6.90
                                                   -------------       ----------------      --------------------
      Outstanding at December 31, 1998                  729,639        $ 3.00 - $10.00                    $ 4.44
      Granted                                           656,320            2.75 - 5.25                      3.45
      Exercised                                         (24,156)           3.00 - 3.88                      3.13
      Canceled                                         (192,509)           3.00 - 7.50                      4.35
                                                   -------------       ----------------      --------------------
      Outstanding at December 31, 1999                1,169,294        $ 2.75 - $10.00                    $ 3.92
      Granted                                           773,600            0.72 - 9.31                      3.53
      Exercised                                         (93,744)           2.81 - 7.50                      4.11
      Canceled                                         (143,738)           2.75 - 9.31                      4.78
                                                   -------------       ----------------      --------------------
      Outstanding at December 31, 2000                1,705,412        $ 0.72 - $10.00                    $ 3.66
                                                   =============       ================      ====================
      Exercisable at December 31, 2000                  605,177        $ 2.75 - $10.00                    $ 4.17
                                                   =============       ================      ====================
      Exercisable at December 31, 1999                  340,741        $ 3.00 - $10.00                    $ 4.53
                                                   =============       ================      ====================
      Exercisable at December 31, 1998                  250,366        $ 3.00 - $10.00                    $ 4.59
                                                   =============       ================      ====================

      The range of exercise prices for options outstanding and options exercisable at December 31, 2000 is as follows:

                                        Options Outstanding      Options Exercisable
                                      -----------------------   ----------------------

                                       Weighted
                                        Average      Weighted                 Weighted
                                       Remaining     Average                  Average
         Range of         Options     Contractual    Exercise     Options     Exercise
      Exercise Prices   Outstanding       Life         Price    Exercisable    Price
      ----------------  -----------   -----------    --------   -----------   --------
        $ 0.72-1.00        236,600        9.99       $    0.81           0    $   0.00
        $ 1.88-2.50         56,250        9.81            2.26           0        0.00
        $ 2.75-4.50      1,102,020        8.53            3.61     523,960        3.80
        $ 4.75-6.38        233,143        8.65            5.53      38,210        5.05
        $ 7.50-10.00        77,399        7.19            8.22      43,007        7.73
                        -----------   -----------    --------   -----------   --------
                         1,705,412        8.76       $    3.66     605,177    $   4.17
                        ===========   ===========    ========   ===========   ========

      The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of common stock to participating employees. In January 1998 the board of directors amended the Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 200,000 to 500,000. In June 2000 the board of directors amended the Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 500,000 to 700,000.

      All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period "Offering Period" for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. The compensation committee of the board of directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company has sold 584,578 shares as of December 31, 2000.

(c)   Stock-Based Compensation

      SFA No. 123 Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options to be included in the statement of income or disclosed in the notes to financial statements.
      The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25. Accounting for Stock Issue to Employees, and elect the disclosure-only alternative under SFAS No. 123.

      The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the three years ended December 31, 2000, using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

                                              2000               1999               1998
                                         --------------    ---------------     --------------
      Risk-free interest rate              5.24 - 6.6%       4.80 - 6.38%       4.65 - 5.71%
      Expected dividend yield                        0                  0                  0
      Expected lives of option grants        7.0 Years          7.0 Years          7.0 Years
      Expected volatility                         160%                90%                70%
      Weighted average fair value of
      options granted                            $3.53              $2.85              $3.25

      For the purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and Purchase Plan shares been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the effect would have been as follows:

                                                                  2000                 1999               1998
                                                               ----------           ---------          ---------
                                                                   (In thousands, except per share amounts)
      Net loss as reported                                     $ (12,816)           $ (1,952)          $ (1,488)
      Pro forma net loss as adjusted                             (14,316)             (2,883)            (2,384)
      Basic and diluted loss per share as reported                ($2.01)             ($0.32)            ($0.23)
      Pro forma basic and diluted loss per share as adjusted      ($2.52)             ($0.53)            ($0.43)

(d)   Stock Repurchase Program

      In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. No shares were purchased in 2000. As of December 31, 2000, 501,300 shares had been repurchased at a cost of $1,869,000.

(4)   INCOME TAXES

      (Loss) income before provision for income taxes consists of the following (in thousands):

      Years ended December 31,             2000          1999         1998
                                          ------        ------       ------
      Domestic                         $ (11,051)     $ (2,753)     $   (545)
      Foreign                                506         1,137          (893)
                                      -----------    ----------     ----------
      Total                            $ (10,545)     $ (1,616)     $ (1,438)

The components of the provision for income taxes for each of the three years in the period ended December 31, 2000 are as follows:

                                              2000          1999          1998
                                            -------       -------       -------
                                                      (In thousands)
Federal
      Current                               $    (7)      $    --       $   (71)
      Deferred                               (4,159)       (1,680)         (675)
                                            -------       -------       -------
                                             (4,166)       (1,680)         (746)
                                            -------       -------       -------
State
      Current                                    17             6             7
      Deferred                                  (66)          (36)          (31)
                                            -------       -------       -------
                                                (49)          (30)          (24)
                                            -------       -------       -------
Foreign
      Withholding                                77           133            48
      Income                                    311           203            66
                                            -------       -------       -------
                                                388           336           114
                                            -------       -------       -------

Change in Valuation Allowance                 6,098         1,710           706
                                            -------       -------       -------

                                            $ 2,271       $   336       $    50
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

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                            2000         1999
                                                          --------     --------
                                                             (In thousands)
Net operating loss carryforward                           $  6,607     $  3,152
Research and development tax credit carryforward             1,561        1,305
Depreciation                                                   199          201
Deferred revenue                                               312          345
Other temporary differences                                  1,503          954
                                                          --------     --------
                                                            10,182        5,957
Valuation allowance                                        (10,182)      (4,084)
                                                          --------     --------
Net deferred tax asset                                    $     --     $  1,873
                                                          ========     ========

The net operating loss carryforwards expire on various dates through 2020 and are subject to review and possible adjustment by the Internal Revenue Service.

The Internal Revenue Code contains provisions that may limit the net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period. In the event that the Company has had a change in ownership, as defined, utilization of the carryforwards may be restricted.

The Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. Under SFAS No. 109, a deferred tax asset for the future benefit of a tax loss carryforward should be recorded unless a company makes a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that the Company cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which it operates. The Company periodically reviews its deferred tax asset to determine if such asset is realizable. In 2000, the Company concluded, in accordance with SFAS No. 109, that the Company should not recognize the value of its deferred tax asset under the "more likely than not" test and therefore increased the amount of its valuation allowance to equal the entire deferred tax asset. The increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 in the year ended December 31, 2000. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the volatility of the historical earnings and the operating losses through December 31, 2000.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                   2000       1999       1998
                                                  ------     ------     ------
Provision at federal statutory rate                (34.0)%    (34.0)%    (34.0)%
State income tax, net of federal benefits           (0.3)      (1.2)      (1.1)
Foreign income and withholding taxes                 1.8      (24.0)      27.9
Change in valuation allowance                       57.8      105.8       49.1
Utilization of tax credits                            --      (17.8)     (21.0)
Other, net                                          (3.8)      (8.0)     (17.4)
                                                  ------     ------     ------
                                                    21.5%      20.8%       3.5%
                                                  ======     ======     ======

(5)   COMMITMENTS

The Company leases its facilities and certain equipment under operating leases. The future minimum annual payments under these leases at December 31, 2000 are as follows:

                    For the
                   Year Ended              Amounts
                  December 31,         (In thousands)
                ----------------     ----------------
                      2001                    $ 2,156
                      2002                      1,579
                      2003                      1,148
                      2004                        966
                      2005                        885
                   Thereafter                     379
                                      ----------------
                                              $ 7,113

Rent, office lease and equipment lease expense under the above leases, net of rental income from sub-leases, was approximately $3,114,000 in 2000, $3,159,000 in 1999, and $2,931,000 in 1998.

(6)   ACCRUED EXPENSES

Accrued expenses consist of the following:

(In thousands)
                                                        2000          1999
                                                       ------        ------
Accrued payroll and related expenses                   $1,651        $1,730
Accrued commissions                                       467           624
Accrued bonuses                                           246           286
Accrued professional fees                                 481           201
Accrued taxes                                             568           826
Accrued sales office closing                              522            --
Other accrued expenses                                  1,606         1,027
                                                       ------        ------
                                                       $5,541        $4,694
                                                       ======        ======

(7)   FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Domestic and international sales as a percentage of total revenues are as follows:

                                             2000        1999        1998
                                            -----       -----       -----
United States                                  56%         54%         53%
Europe                                         32          31          27
Other                                          12          15          20
                                            -----       -----       -----
                                              100%        100%        100%
                                            =====       =====       =====

Domestic and international long-lived assets are as follows:

                                             2000         1999
                                            ------       ------
United States                               $1,755       $1,037
Europe                                         347          355
Other                                           25          104
                                            ------       ------
                                            $2,127       $1,496
                                            ======       ======

(8)   SEGMENT REPORTING

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

      The Company views its business as having two main product lines: 1) the Expert Manufacturing product line, which focuses on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and 2) the Network Management product line, which focuses on building Gensym's entrance into the Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies. These product lines have their own specialized sales strategies, but share business development, consulting, and training resources to provide the level of application and industry specific knowledge needed to achieve sustained growth and profitability in their respective markets.

      In order to reach the broadest possible market, the Company employs a direct sales force and selected resellers to bring its products and services to end users around the world. The Company's direct sales force sells to major accounts and provide personal contact with customers, both directly and through partners.

      The Company also distributes its products through a network of systems integrators and value-added resellers, who are selected for their capability to provide end users with focused application solutions built on G2 and the Company's other software platforms.

      Gensym markets its products in Japan, Brazil, South Africa and certain other countries through distributors. These distributors have technical competence in the application of G2 and other Gensym technologies, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

      The Company evaluates performance of its product line segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally selling costs. Identifiable assets consist primarily of: 1) accounts receivable in support of segment revenues, and
2) prepaid expenses, property and equipment, and deposits in support of employees dedicated to the specific segments. Unallocated corporate costs include operating expenses and assets not specifically identifiable to the Company's operating segments. Information as to the operations of the different segments is set forth below:

                                                                  Unallocated
                                     Expert          Network       Corporate
                                 Manufacturing     Management     Costs/Assets        Total
                                 -------------     ----------     ------------       --------
Year ended December 31, 2000

    Revenues                        $ 11,965        $ 15,610                         $ 27,575
                                    ========        ========                         ========
    Net contribution                $    570        $  4,012        $(15,338)        $(10,756)
                                    ========        ========        ========         ========
    Identifiable assets             $  4,454        $  6,537        $  4,549         $ 15,540
                                    ========        ========        ========         ========
    Fixed asset depreciation        $    206        $    245        $    460         $    911
                                    ========        ========        ========         ========

                                                                  Unallocated
                                     Expert          Network       Corporate
                                 Manufacturing     Management     Costs/Assets        Total
                                 -------------     ----------     ------------       --------
Year ended December 31, 1999

    Revenues                        $ 17,196        $ 19,231                         $ 36,427
                                    ========        ========                         ========
    Net contribution                $  4,381        $  5,975        $(12,475)        $ (2,119)
                                    ========        ========        ========         ========
    Identifiable assets             $  6,690        $  5,398        $ 14,846         $ 26,934
                                    ========        ========        ========         ========
    Fixed asset depreciation        $    284        $    296        $    543         $  1,123
                                    ========        ========        ========         ========

                                                                  Unallocated
                                     Expert          Network       Corporate
                                 Manufacturing     Management     Costs/Assets        Total
                                 -------------     ----------     ------------       --------
Year ended December 31, 1998

    Revenues                        $ 18,107        $ 16,871                         $ 34,978
                                    ========        ========                         ========
    Net contribution                $  4,438        $  4,008        $(10,599)        $ (2,153)
                                    ========        ========        ========         ========
    Identifiable assets             $  5,513        $  4,723        $ 18,032         $ 28,268
                                    ========        ========        ========         ========
    Fixed asset depreciation        $    357        $    289        $    599         $  1,245
                                    ========        ========        ========         ========

(9)   VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at                          Balance at
                                 Beginning of                           End of
Description                         Period     Additions  Deductions    Period
- -----------                      ------------  ---------  ----------  ----------
Allowance for Doubtful Accounts:

Year ended December 31, 2000         $364         $134       $113        $385
                                     ====         ====       ====        ====

Year ended December 31, 1999         $423         $305       $364        $364
                                     ====         ====       ====        ====

Year ended December 31, 1998         $354         $110       $ 41        $423
                                     ====         ====       ====        ====

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To Gensym Corporation:

      We have audited the accompanying consolidated balance sheets of Gensym Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses for each of the three years in the period ended December 31, 2000 and may need to obtain additional funding or alternative means of financial support, or both, in order to continue as a going concern. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ARTHUR ANDERSEN LLP
                                                ----------------------
                                                   ARTHUR ANDERSEN LLP

      Boston, Massachusetts
      March 30, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in part under "Executive Officers of the Company" in Part I of this Form 10-K, and the remainder will be included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held May 16, 2001 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held May 16, 2001 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item will be included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held May 16, 2001 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item will be included in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held May 16, 2001 and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1) FINANCIAL STATEMENTS

      The following documents are included in Item 8 of this Annual Report on Form 10-K:

      Consolidated Balance Sheets as of December 31, 2000 and 1999
      Consolidated Statements of Operations for the three years ended
        December 31, 2000
      Consolidated Statements of Stockholders' Equity for the three years ended
        December 31, 2000
      Consolidated Statements of Cash Flows for the three years ended
        December 31, 2000
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants

      (2) FINANCIAL STATEMENT SCHEDULES

      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (3) EXHIBITS

      The exhibits filed as part of this Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which index is incorporated herein by reference.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter or year ended December 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GENSYM CORPORATION
                                          (Registrant)


                                    By:   /s/ Patrick Courtin
                                          -------------------
Dated:  March 30, 2001                    Patrick Courtin
                                          Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Patrick Courtin             Chairman of the Board, Chief Executive Officer,      March 30, 2001
- -------------------             and President (Principal Executive Officer)
Patrick Courtin

/s/ Jeffrey A. Weber            Chief Financial Officer (Principal Financial and     March 30, 2001
- --------------------            Accounting Officer)
Jeffrey A. Weber

/s/ Lowell B. Hawkinson         Director                                             March 30, 2001
- -----------------------
Lowell B. Hawkinson

/s/ John A. Shane               Director                                             March 30, 2001
- -----------------
John A. Shane

/s/ Theodore Johnson            Director                                             March 26, 2001
- --------------------
Theodore Johnson

/s/ Thomas E. Swithenbank       Director                                             March 26, 2001
- -------------------------
Thomas E. Swithenbank

/s/ Barry R. Gorsun             Director                                             March 23, 2001
- -------------------
Barry R. Gorsun

/s/ Robert A. Degan             Director                                             March 27, 2001
- -------------------
Robert A. Degan

/s/ Daniel J. Gatti             Director                                             March 27, 2001
- -------------------
Daniel J. Gatti

EXHIBIT INDEX

Exhibit No.       Description
- -----------       -----------
  3.1             Amended and Restated Certificate of Incorporation of the
                  Registrant (Incorporated by reference to the Registrant's
                  Annual Report on Form 10-K filed on March 31, 1997)
  3.2             Amended and Restated By-Laws of the Registrant (Incorporated
                  by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)
  4.1             Specimen certificate for shares of the Registrant's Common
                  Stock (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant filed on December 21, 1995)
+10.1             1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant
                  filed on December 21, 1995)
+10.2             1994 Stock Option Plan (Incorporated by reference to the
                  Registration Statement on Form S-1 of the Registrant filed on
                  December 21, 1995)
+10.3*            1995 Employee Stock Purchase Plan, as amended
+10.4             1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1997)
 10.5             Amended and Restated Registration Rights Agreement dated as of
                  August 12, 1991 by and among the Registrant and the parties named therein (Incorporated by reference to the Registration
                  Statement on Form S-1 of the Registrant filed on December 21,
                  1995)
 10.6             Lease dated as of January 1, 1995 by and between the
                  Registrant and CambridgePark One Limited Partnership
                  (Incorporated by reference to the Registration Statement on
                  Form S-1 of the Registrant filed on December 21, 1995)
 10.7             First Amendment to Lease dated as of December 2, 1996 between the Registrant and CambridgePark One Limited Partnership
                  (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)
 10.8             Second Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership
                  (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)
 10.9             Third Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership
                  (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)
 10.10            Fourth Amendment to Lease dated as of December 4, 1998 between the Registrant and CambridgePark One Limited Partnership
                  (Incorporated by reference to Registrant's Annual Report on
                  Form 10-K filed on March 29, 2000)
 10.11#           Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu
                  Techno-Science Corporation (Incorporated by reference to the
                  Registration Statement on Form S-1 of the Registrant filed on
                  December 21, 1995)
+10.12            1997 Stock Incentive Plan (Incorporated by reference to the
                  Registrant's Quarterly Report on Form 10-Q filed on August 13,
                  1997)
 10.13            Sublease Agreement dated August 26, 1997 between Gensym
                  Corporation and Spaulding & Slye Services Limited Partnership
                  (Incorporated by reference to the Registrant's Quarterly
                  Report on Form 10-Q filed on November 12, 1997)
 10.14            Rights Agreement, dated as of April 8, 1997, between Gensym
                  Corporation and State Street Bank & Trust Company, as Rights
                  Agent (Incorporated by reference to the Registrant's Current
                  Report on Form 8-K filed on April 17, 1997)
+10.15            Severance arrangement with Lowell Hawkinson dated June 24,
                  1999.
+10.16*           Severance arrangement with Robert Moore dated October 29,
                  1999.
+10.17*           Severance arrangement with William Wood dated September 8,
                  1999.
+10.18*           Severance arrangement with Carl Davies dated February 12,
                  2001.
 10.19*           Lease dated as of June 27, 2000 by and between the
                  Registrant and Rodger P. Nordbloom and Peter C. Nordbloom, as
                  Trustees
+10.20            2000 Stock Incentive Plan (Incorporated by reference to
                  the Registrants Definitive Proxy Statement on Schedule 14A
                  filed on April 24, 2000)
 21*              Subsidiaries of the Registrant
 23*              Consent of Arthur Andersen LLP

Notes
- -----
*  Filed herewith.
# Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+ Identifies exhibits constituting management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.