Form 10-Q
period 2001-03-31
GENSYM CORP
filed 2001-05-15
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
                                   Act of 1934

                      FOR THREE MONTHS ENDED MARCH 31, 2001

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

                                52 SECOND AVENUE
                              Burlington, MA 01803
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (781) 265-7100
              (Registrant's telephone number, including area code)



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

     As of May 7, 2001 there were 6,466,970 shares of the Registrant's Common Stock outstanding.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


(in thousands, except share amounts)                                  March 31,   December 31,
                                                                        2001         2000
                                                                      ---------    ---------
ASSETS
Current Assets:
      Cash and cash equivalents                                       $  2,103      $  2,657
      Short-term investments                                              --             698
      Accounts receivable, net                                           6,979         8,800
      Prepaid expenses                                                   1,168         1,258
                                                                      --------      --------
          Total current assets                                          10,250        13,413

Property and Equipment, net                                              1,948         1,397

Deposits and other assets                                                  686           730
                                                                      --------      --------

                                                                      $ 12,884      $ 15,540
                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                $  1,350      $  1,068
      Accrued expenses                                                   4,686         5,541
      Deferred revenue                                                   6,769         6,519
                                                                      --------      --------
          Total current liabilities                                     12,805        13,128

Long-term liabilities                                                       15          --

Stockholders' Equity:
      Preferred stock, $.01 par value -
          Authorized - 2,000,000 shares
          Issued and outstanding - none                                   --            --
      Common stock, $.01 par value -
          Authorized - 20,000,000 shares
          Issued - 6,968,270 shares as of March 31, 2001 and
            December 31, 2000
          Outstanding - 6,466,970 shares as of March 31, 2001 and
            December 31, 2000                                               70            70
      Capital in excess of par value                                    21,620        21,620
      Treasury stock - 501,300 shares as of March 31, 2001 and
            December 31, 2000, at cost                                  (1,869)       (1,869)
      Accumulated deficit                                              (18,082)      (15,869)
      Cumulative translation adjustment                                 (1,675)       (1,540)
                                                                      --------      --------
          Total stockholders' equity                                        64         2,412
                                                                      --------      --------

                                                                      $ 12,884      $ 15,540
                                                                      ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


(in thousands, except per share amounts)


                                           Three months ended
                                                March 31,
REVENUES:                                  2001         2000
                                          -------      -------
     Product                              $ 1,776      $ 2,966
     Service                                3,657        4,135
                                          -------      -------
       Total revenues                       5,433        7,101

COST OF REVENUES                            1,324        2,366
                                          -------      -------

       Gross profit                         4,109        4,735
                                          -------      -------

OPERATING EXPENSES:
     Sales and marketing                    3,093        4,327
     Research and development               1,705        1,805
     General and administrative               877        1,504
     Restructuring charge                     601         --
                                          -------      -------
                                            6,276        7,636
                                          -------      -------

       Operating loss                      (2,167)      (2,901)

OTHER (EXPENSE) INCOME, NET                   (18)          69
                                          -------      -------

     Loss before provision for
       income taxes                        (2,185)      (2,832)

PROVISION FOR INCOME TAXES                     28           60
                                          -------      -------

       Net loss                           $(2,213)     $(2,892)
                                          =======      =======

       Basic and diluted loss
             per share                    $ (0.34)     $ (0.46)
                                          =======      =======

       Weighted average common shares
             outstanding                    6,467        6,260
                                          =======      =======





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 2001          2000
                                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(2,213)     $(2,892)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
           Depreciation and amortization                                            185          197
           Changes in assets and liabilities:
                 Accounts receivable                                              1,796        2,962
                 Prepaid expenses                                                    89         (400)
                 Accounts payable                                                   282          247
                 Accrued expenses                                                  (877)         897
                 Other long-term liabilities                                         17         --
                 Deferred revenue                                                   250          (94)
                                                                                -------      -------

                        Net cash (used in) provided by operating activities        (471)         917
                                                                                -------      -------


CASH FLOW FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                                698        3,473
     Purchases of short-term investments                                           --         (1,476)
     Purchases of property and equipment                                           (736)        (232)
     Decrease in other assets                                                        44            7
                                                                                -------      -------

                        Net cash provided by investing activities                     6        1,772
                                                                                -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capitalized lease obligations                             (1)        --
     Proceeds from exercise of stock options under stock plans                     --            379
                                                                                -------      -------

                        Net cash (used in) provided by financing activities          (1)         379
                                                                                -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (88)        (162)
                                                                                -------      -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (554)       2,906

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,657        5,710
                                                                                -------      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 2,103      $ 8,616
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

2.  Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

3.  Cash Equivalents and Investments

     The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at December 31, 2000. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. There were no short-term investments held as of March 31, 2001. Short-term investments held as of December 31, 2000 consisted of corporate bonds with original maturity dates greater than three months that mature within one year.

4.  Recently Issued Accounting Pronouncements

     In January 2001 the Company adopted, the Financial Accounting Standards Board, (FASB), SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

5.  Revenue Recognition

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

6.   Comprehensive Income

     The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three-month period ended March 31, 2001 and 2000 are as follows (in thousands):



                                                        Three months ended
                                                             March 31,
                                                       2001            2000
                                                    ------------    ------------


Net loss                                                $(2,213)        $(2,892)
Other comprehensive loss
     Foreign currency translation adjustment               (135)           (173)
                                                    ------------    ------------

         Comprehensive loss                             $(2,348)        $(3,065)
                                                    ============    ============


7.    Income (Loss) Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three-month periods ended March 31, 2001 and 2000, the computation for diluted loss per share excludes the effect of 1,688,069 and 1,272,712 shares, respectively, issuable from assumed exercise of options, as their effect would be antidilutive.

8.  Restructuring Charge

     In January 2001, the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consists primarily of reductions in employee headcount, totaling approximately 12% of the Company's employees. The $601,000 restructuring charge included on the accompanying condensed consolidated income statement of operations consists entirely of severance related costs. Approximately $286,000 was paid out against the restructuring charge in the quarter ended March 31, 2001, and the remaining $315,000 is expected to be fully paid out by the end of the quarter ending September 30, 2001.

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

(in thousands)                                                         Unallocated
                                      Expert           Network          Corporate
                                   Manufacturing     Management        Costs/Assets     Total
                                   ---------------------------------  ----------------------------
Three months ended
March 31, 2001
    Revenues                            $ 2,861             $ 2,572                      $  5,433
                                   =============  ==================                 =============
    Net contribution                    $ 1,246             $   374        $  (604)      $  1,016
                                   =============  ==================  =============  =============
    Identifiable assets                 $ 4,423             $ 4,622        $ 3,839       $ 12,884
                                   =============  ==================  =============  =============
    Fixed asset depreciation            $    36             $    64        $    85       $    185
                                   =============  ==================  =============  =============

Three months ended
March 31, 2000
    Revenues                            $ 2,983             $ 4,118                      $  7,101
                                   =============  ==================                 =============
    Net contribution                    $     2             $ 1,111        $  (705)      $    408
                                   =============  ==================  =============  =============
    Identifiable assets                 $ 4,203             $ 5,028        $15,982       $ 25,213
                                   =============  ==================  =============  =============
    Fixed asset depreciation            $    53             $    54        $    90       $    197
                                   =============  ==================  =============  =============




Domestic and international sales as a percentage of total revenues are as follows:

                                        Three months ended
                                           March 31, 2001
                                       2001              2000
                                    ------------     -------------
          United States                     61%               57%
          Europe                            29%               29%
          Other                             10%               14%
                                    ------------     -------------
                                           100%              100%
                                    ============     =============

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

  This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results".

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:


                                                   Three months ended
                                                        March 31,
                                                  2001           2000
                                               -----------    ------------
REVENUES:
    Product                                         32.7%           41.8%
    Service                                         67.3%           58.2%
                                               -----------    ------------
      Total revenues                               100.0%          100.0%

COST OF REVENUES                                    24.4%           33.3%
                                               -----------    ------------

      Gross profit                                  75.6%           66.7%
                                               -----------    ------------

OPERATING EXPENSES:
    Sales and marketing                             56.9%           60.9%
    Research and development                        31.4%           25.4%
    General and administration                      16.1%           21.2%
    Restructuring charge                            11.1%               -
                                               -----------    ------------
                                                   115.5%          107.5%

      Operating loss                               (39.9%)         (40.8%)

OTHER (EXPENSE) INCOME, NET                         (0.3%)           0.9%
                                               -----------    ------------

      Loss before provision
         for income taxes                          (40.2%)         (39.9%)

PROVISION FOR INCOME TAXES                           0.5%            0.8%
                                               -----------    ------------

      Net Loss                                     (40.7%)         (40.7%)
                                               ===========    ============



THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues

  The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues were $5.4 million for the three months ended March 31, 2001 as compared to $7.1 million for the same period in 2000, a decrease of $1.7 million, or 23.5%. The decrease was caused by both lower license and lower services revenues.

     Product. Product revenues were $1.8 million for the three months ended March 31, 2001 as compared to $3.0 million for the same period in 2000, a decrease of $1.2 million, or 40.1%. The decline in product revenue was attributable to three elements: 1) the loss of a key sales person in

Europe who was responsible for several major customers, 2) a delay in anticipated orders attributable to a contraction in the business climate of several of the Company's customers, and 3) a significantly large order of $700,000 in the quarter ended March 31, 2000 from one customer that did not reoccur in the same quarter of 2001.

     Service. Service revenues were $3.7 million for the three months ended March 31, 2001, as compared to $4.1 million for the same period in 2000, a decrease of $0.5 million, or 11.6%. Although renewal maintenance revenue was strong for the quarter ended March 31, 2001, initial maintenance revenue decreased in response to lower product sales.

Cost of Revenues

  Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three months ended March 31, 2001 were $1.3 million. This was a decrease of $1.0 million, or 44.0%, compared with the first quarter of fiscal 2000. The decrease in cost of revenues was in large part due to a reduction in consulting expenses as a result of a decrease in the Company's consulting headcount. Gross margin on revenues for the three months ended March 31, 2001 was 75.6% compared with 66.7% for the three-month period ended March 31, 2000. The increase in gross margin was due in large part to the significant decrease in expenses, which more than offset lower overall sales.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three months ended March 31, 2001 were $3.1 million, a decrease of $1.2 million, or 28.5%, from $4.3 million in the comparable quarter for fiscal 2000. The decrease was primarily due a reduction in compensation expense and travel costs, in line with the reduction in sales headcount. Sales and marketing expenses as a percentage of revenues were 56.9% for the quarter ended March 31, 2001 as compared to 60.9% for the quarter ended March 31, 2000. The decrease in sales and marketing expenses as a percentage of revenues resulted from the significant decrease in sales and marketing expenses, which more than offset lower revenues.

  Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the quarter ended March 31, 2001 were $1.7 million, a decrease of $100,000, or 5.5%, from $1.8 million in the comparable quarter of fiscal 2000. The decreased expense was primarily due to a decrease in personnel related costs, such as recruitment, subcontracted labor, and compensation expenses. Research and development expenses as a percentage of revenues were 31.4% for the quarter ended March 31, 2001 as compared to 25.4% for the quarter March 31, 2000. The increase in this percentage was due to lower revenues, which more than offset the lower research and development expenses during the quarter.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the quarter ended March 31, 2001 were $877,000, a decrease of $627,000, or 41.7%, from $1.5 million for the comparable quarter in fiscal 2000. The decrease in expense was primarily due to decreased personnel related costs, recruitment costs and legal costs. General and administrative expenses as a percentage of revenues were 16.1% for the quarter ended March 31, 2001 as compared to 21.2% for the quarter ended March 31, 2000. The decrease in this percentage resulted from the significant decrease in general and administrative expenses, which more than offset lower revenues during the quarter.

  Restructuring Charge. In January 2001, the Company implemented a plan of restructuring intended to lower operating expenses in subsequent periods by reducing its workforce by approximately 12%. Accordingly, the Company recorded a restructuring charge of $601,000 in the first quarter of 2001. This amount consists entirely of severance related costs directly associated with the Company's restructuring of the operations. Approximately $286,000 was paid out against the restructuring charge in the quarter ended March 31, 2001, and the remaining $315,000 is expected to be paid out by the end of the third quarter of 2001. Restructuring charges were 11.1% of revenues for the quarter ended March 31, 2001.

Other Income (Expense)

     Other income (expense) consists primarily of interest income partially offset by foreign exchange transaction gains and losses. Other income (expense) for the quarter ended March 31, 2001 was an expense of $18,000 as compared to $69,000 of income for the comparable period of fiscal 2000. The decrease was primarily due to decreased interest income due to lower cash balances.

Income Taxes

     The Company's provision for income taxes primarily pertained to foreign withholding tax and income taxes in foreign jurisdictions, where the Company does not have operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     The Company currently finances its operations, along with capital expenditures, primarily through cash flows from operations and its current cash. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment. The Company has a capital lease for the Company's communications equipment.

     The Company's March 31, 2001 cash and cash equivalents balance of $2.1 million decreased $554,000 from December 31, 2000. Cash used for operations in the first quarter of 2001 was $471,000, which consisted primarily of the net loss of $2.2 million and a decrease of accrued expenses of $877,000 partially offset by a decrease in accounts receivable of $1.8 million, an increase in accounts payable of $282,000 and an increase in deferred revenue of $250,000.

     Cash provided by investing activities was $6,000 which primarily consisted of $698,000 received from the sale of short-term securities and $44,000 received from other assets partially offset by $736,000 used to purchase equipment. Cash used in financing activities for the first quarter of 2001 was $1,000 and resulted from making principal payments on capital lease obligations. Cash decreased $88,000 due to the effect of currency fluctuation.

     The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and for the three months ended March 31, 2001, and may need to obtain additional funding or alternative means of financial support, or both. Management's operational plan relies heavily on achieving profitability in the third quarter of 2001 and beyond. This return to profitability is based on expense control, cost reductions, and increased revenues from new and existing products in the e-Infrastructure marketplace. Management is also seeking to identify additional funding sources of an equity and/or debt nature. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate.

     On March 28, 2001, the Company entered into a credit facility with Silicon Valley Bank. The credit facility provides the Company the ability to borrow up to 80% of the Company's qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. This agreement is subject to certain restrictive covenants, including a monthly adjusted quick ratio covenant. At March 31, 2001, the Company was in compliance with the adjusted quick ratio covenant. However, depending on the Company's future operating results the Company may or may not be able to remain in compliance with the covenant. Amounts under this credit facility are secured by substantially all of the corporate assets of Gensym Corporation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause Gensym's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by the Company's management from time to time.

  Liquidity. The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and for the three months ended March 31, 2001, and may need to obtain additional funding or alternative means of financial support, or both. Management's operational plan relies heavily on achieving profitability in the third quarter of 2001 and beyond. This return to profitability is based on expense control, cost reductions, and increased revenues from new and existing products in the e-Infrastructure marketplace. Management is also evaluating and considering additional funding sources of an equity and/or debt nature to provide additional capital. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate.

  Possible Delisting from the Nasdaq National Market. The Company has received notice from the Nasdaq National Market that it failed to meet the minimum $4,000,000 net tangible assets requirement and that its common stock has failed to maintain the required minimum market value public float of $5,000,000 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided Gensym with 90 calendar days, or until June 15, 2001, to regain compliance with these requirements or be delisted from trading. If the Company is unable to regain compliance with these requirements during this time, and any appeal to the Nasdaq National Market for relief from these requirements is unsuccessful, the Company's common stock will be delisted from trading by the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, its liquidity and trading price could be negatively impacted.

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

  Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 32% and 22% of the Company's product revenues in the first three months of 2001 and 2000, respectively. In January 2001, the Company significantly reduced its direct sales force for its expert manufacturing products. The Company continues to manage its relationships with existing expert manufacturing customers. But Gensym now relies solely on its indirect sales partners for sales of its expert manufacturing products to new customers. The loss of major original equipment manufacturers or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based or other Company core technology products and applications could have a material adverse effect on the

Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

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

  Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. The Company has recorded quarterly losses in each quarter in 2000 and for the first quarter of 2001, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, the Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. The Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

  Risks Associated With International Operations. The Company's international revenues represented 39% and 43% of total revenues in the first three months of 2001 and 2000, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

  Certain companies, such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS), sell "point solutions" that compete with the Company's network management products with respect to specific applications or uses. Several companies, including AspenTech, Ilog S.A., Pavilion and System Management Arts, offer expert manufacturing products with limited real-time, expert system, or fault isolation capabilities at lower price points than those provided by the Company. Many of these products often require extensive programming with languages such as C or C++ for complete implementation. Although the Company believes that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than Gensym and might introduce new or improved products to compete with G2, possibly at lower prices.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio
--------------------

     The Company does not use derivative financial instruments in its investing portfolio. From time to time the Company places cash in excess of operating requirements in investment instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio. At March 31, 2001 substantially all of the Company's cash was in demand deposit or money market accounts.

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



                                     GENSYM CORPORATION
                                     (Registrant)


                                     /s/ Jeffrey A. Weber
                                     --------------------
       Dated May 15, 2001            Jeffrey A. Weber
                                     Vice President of Finance and
                                     Administration, and Chief Financial Officer