Form 10-Q
period 2001-06-30
GENSYM CORP
filed 2001-08-14
CIK 1005387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2001

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

                  Yes |X|                                   No |_|

      As of August 1, 2001 there were 6,554,016 shares of the Registrant's Common Stock outstanding.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                       GENSYM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share amounts)                               June 30,    December 31,
                                                                     2001          2000
                                                                   --------      --------
ASSETS

Current Assets:
  Cash and cash equivalents                                        $  1,379      $  2,657
  Short-term investments                                                 --           698
  Accounts receivable, net                                            4,710         8,800
  Prepaid expenses                                                      541         1,258
                                                                   --------      --------
    Total current assets                                              6,630        13,413

Property and Equipment, net                                           1,747         1,397

Deposits and other assets                                               654           730
                                                                   --------      --------

                                                                   $  9,031      $ 15,540
                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                 $  1,277      $  1,068
  Accrued expenses                                                    3,653         5,541
  Deferred revenue                                                    6,031         6,519
                                                                   --------      --------
    Total current liabilities                                        10,961        13,128

Long-term liabilities                                                    25            --

Stockholders' Equity (deficit):
  Preferred stock, $.01 par value -
    Authorized - 2,000,000 shares, issued and outstanding - none
  Common stock, $.01 par value, authorized - 20,000,000 shares
    Issued - 7,055,316 shares as of June 30, 2001 and
        6,968,270 December 31, 2000
    Outstanding - 6,554,016 shares as of June 30, 2001
        and 6,466,970 as of December 31, 2000                            71            70
  Capital in excess of par value                                     21,679        21,620
  Treasury stock                                                     (1,869)       (1,869)
  Accumulated deficit                                               (21,089)      (15,869)
  Cumulative translation adjustment                                    (747)       (1,540)
                                                                   --------      --------
      Total stockholder's equity (deficit)                           (1,955)        2,412
                                                                   --------      --------

                                                                   $  9,031      $ 15,540
                                                                   ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               GENSYM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except for per share amounts)

                                      Three months ended       Six months ended
                                           June 30,                June 30,
REVENUES:                              2001       2000         2001        2000
                                      -------    -------      -------     -------
  Product                             $ 1,427    $ 3,268      $ 3,203     $ 6,234
  Service                               3,574      4,005        7,231       8,140
                                      -------    -------      -------     -------
    Total revenues                      5,001      7,273       10,434      14,374

COST OF REVENUES                        1,269      1,996        2,593       4,362
                                      -------    -------      -------     -------

    Gross profit                        3,732      5,277        7,841      10,012
                                      -------    -------      -------     -------

OPERATING EXPENSES:
  Sales and marketing                   2,772      4,057        5,865       8,384
  Research and development              1,489      1,957        3,194       3,762
  General and administrative            1,262      1,102        2,139       2,606
  Restructuring                         1,131         --        1,732          --
                                      -------    -------      -------     -------
                                        6,654      7,116       12,930      14,752
                                      -------    -------      -------     -------

    Operating loss                     (2,922)    (1,839)      (5,089)     (4,740)

OTHER (EXPENSE) INCOME, NET                (4)        (9)         (22)         60
                                      -------    -------      -------     -------

  Loss before provision
    for income taxes                   (2,926)    (1,848)      (5,111)     (4,680)

PROVISION FOR INCOME TAXES                 81         15          109          75
                                      -------    -------      -------     -------

    Net loss                          $(3,007)   $(1,863)     $(5,220)    $(4,755)
                                      =======    =======      =======     =======

    Basic and diluted loss
      per share                       $ (0.46)   $ (0.29)     $ (0.80)    $ (0.75)
                                      =======    =======      =======     =======

    Weighted average common shares
      outstanding                       6,510      6,367        6,489       6,313
                                      =======    =======      =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GENSYM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)
                                                            Six months ended
                                                                 June 30,
                                                            2001        2000
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(5,220)    $(4,755)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                          370         431
        Non-cash portion of restructuring charge               657          --
        Changes in assets and liabilities:
            Accounts receivable                              4,122       2,013
            Prepaid expenses                                   696         (56)
            Accounts payable                                   211         299
            Accrued expenses                                (1,652)        788
            Other long-term liabilities                         28           -
            Deferred revenue                                  (469)       (225)
                                                           -------     -------

                 Net cash used in operating activities      (1,257)     (1,505)
                                                           -------     -------

CASH FLOW FROM INVESTING ACTIVITIES:
    Sales of short-term investments                            698       1,787
    Purchases of property and equipment                       (747)       (415)
    Decrease in other assets                                    76          12
                                                           -------     -------

                 Net cash provided by investing activities      27       1,384
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capitalized lease obligations         (2)         --
    Proceeds from exercise of stock options and issuance
      of common stock under stock plans                         60         580
                                                           -------     -------

                 Net cash provided by financing activities      58         580
                                                           -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (106)       (244)
                                                           -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,278)        215

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,657       5,710
                                                           -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,379     $ 5,925
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

2. Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2001 and the results of its operations for the three- and six-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

3. Cash Equivalents and Investments

      The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at December 31, 2000. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. There were no short-term investments held as of June 30, 2001. Short-term investments held as of December 31, 2000 consisted of corporate bonds with original maturity dates greater than three months that mature within one year.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect the adoption of this statement to have a material impact on their operations.

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

6. Comprehensive Income (loss)

      The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three- and six-month periods ended June 30, 2001 and 2000 are as follows (in thousands):

                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                      2001      2000          2001       2000
                                    ---------  --------     ---------  ---------

Comprehensive income (loss):
  Net loss                           $(3,007)  $(1,863)      $(5,220)   $(4,755)
  Other comprehensive income (loss)
    Foreign currency adjustment           24       (76)         (111)      (249)
                                    ---------  --------     ---------  ---------

        Comprehensive loss           $(2,983)  $(1,939)      $(5,331)   $(5,004)
                                    =========  ========     =========  =========

7. Loss Per Share

      In accordance with SFAS No. 128, Earnings per Share, basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three- and six month periods ended June 30, 2001 and 2000, the computation for diluted loss per share excludes the effect of 1,673,022 and 1,395,138 shares, respectively, issuable from assumed exercise of options, as their effect would be antidilutive.

8. Restructuring Charge

      In January 2001 and April 2001 the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consists of reductions in employee headcount and the closing of certain offices. For the three- and six-month periods ended June 30, 2001 the Company incurred restructuring charges of $1,131,000 and $1,732,000, respectively. The reduction in headcount totaled approximately 25% and 10% of the Company's employees in January and April, respectively. For the three- and six-month period ended June 30, 2001 the restructuring charge included a non-cash amount of $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices in Europe, the far east and Asia-Pacific. Approximately $277,000 and $563,000 was paid out against the restructuring charge for employee severance in the three and six months ended June 30, 2001, respectively. The restructuring accrual balance at June 30, 2001 was $512,000 and relates primarily to severance obligations.

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

(in thousands)

                                                                                      Unallocated
                                                        Expert          Network        Corporate
                                                     Manufacturing    Management      Costs/Assets       Total
                                                    --------------------------------------------------------------
Three months ended June 30, 2001
    Revenues                                            $ 2,341         $ 2,660                          $  5,001
                                                    ============    ============                      ============
    Net contribution                                    $ 1,130         $   523         $ (4,575)        $ (2,922)
                                                    ============    ============    =============     ============
    Identifiable assets                                 $ 2,852         $ 3,486         $  2,693         $  9,031
                                                    ============    ============    =============     ============
    Fixed asset depreciation                            $    39         $    59         $     87         $    185
                                                    ============    ============    =============     ============

Three months ended June 30, 2000
    Revenues                                            $ 3,588         $ 3,685                          $  7,273
                                                    ============    ============                      ============
    Net contribution                                    $   684         $ 1,018         $ (3,541)        $ (1,839)
                                                    ============    ============    =============     ============
    Identifiable assets                                 $ 5,094         $ 4,859         $ 13,317         $ 23,270
                                                    ============    ============    =============     ============
    Fixed asset depreciation                            $    54         $    61         $    119         $    234
                                                    ============    ============    =============     ============

                                                                                      Unallocated
                                                        Expert          Network        Corporate
                                                     Manufacturing    Management      Costs/Assets       Total
                                                    --------------------------------------------------------------
Six months ended June 30, 2001
    Revenues                                            $ 5,202         $ 5,232                          $ 10,434
                                                    ============    ============                      ============
    Net contribution                                    $ 2,376         $   897         $ (8,362)        $ (5,089)
                                                    ============    ============    =============     ============
    Identifiable assets                                 $ 2,852         $ 3,486         $  2,693         $  9,031
                                                    ============    ============    =============     ============
    Fixed asset depreciation                            $    75         $   123         $    172         $    370
                                                    ============    ============    =============     ============

Six months ended June 30, 2000
    Revenues                                            $ 6,571         $ 7,803                          $ 14,374
                                                    ============    ============                      ============
    Net contribution                                    $   685         $ 2,130         $ (7,555)        $ (4,740)
                                                    ============    ============    =============     ============
    Identifiable assets                                 $ 5,094         $ 4,859         $ 13,317         $ 23,270
                                                    ============    ============    =============     ============
    Fixed asset depreciation                            $   107         $   115         $    209         $    431
                                                    ============    ============    =============     ============

Domestic and international sales as a percentage of revenues are as follows:

                               Three months ended               Six months ended
                                    June 30,                        June 30,
                          ---------------------------     ---------------------------
                              2001           2000             2001           2000
                          ------------   ------------     ------------   ------------
United States                     54%            55%              58%            56%
United Kingdom                    12%             7%              10%            10%
Rest of Europe                    17%            28%              19%            22%
Other                             17%            10%              13%            12%
                          ------------   ------------     ------------   ------------
                                 100%           100%             100%           100%
                          ============   ============     ============   ============

10. Subsequent Event

      On August 6, 2001 the Company announced a strategic restructuring and reorganization of the Company, including a reduction of approximately 40% of its current workforce. The expected restructuring charge for the quarter ending September 30, 2001 for this reduction in headcount is approximately $1.1 million.

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

      On August 6, 2001, Lowell B. Hawkinson, a founder of Gensym, succeeded Patrick Courtin as Chairman, President and Chief Executive Officer. Mr. Hawkinson previously served as Chairman and Chief Executive Officer of Gensym from 1986 to 1999.

      The Company will continue to sell directly in North America, Europe and the Middle East, as well as indirectly through channel partners, and will continue to provide product support and consulting services worldwide.

      As part of the restructuring, Gensym has realigned its software and service products into two major product lines: one comprised of Gensym's G2(R)/Integrity/Optegrity(TM) and related products and the other comprised of Gensym's new NetCure(TM) product. The G2/Integrity/Optegrity product line is well established and currently provides almost all of the Company's revenue. NetCure is a recently released product with powerful out-of-the-box capability for network root-cause analysis and event/fault correlation.

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

Results of Operations

      The following table sets forth, as a percentage of total revenues, condensed consolidated statements of operations data for the periods indicated:

                                                   Three months ended                Six months ended
                                                        June 30,                         June 30,
                                                   2001           2000              2001           2000
                                               -----------    ------------      -----------    ------------
REVENUES:
    Product                                         28.5%           44.9%            30.7%           43.4%
    Service                                         71.5%           55.1%            69.3%           56.6%
                                               -----------    ------------      -----------    ------------
      Total revenues                               100.0%          100.0%           100.0%          100.0%

COST OF REVENUES                                    25.4%           27.4%            24.9%           30.3%
                                               -----------    ------------      -----------    ------------

      Gross profit                                  74.6%           72.6%            75.1%           69.7%
                                               -----------    ------------      -----------    ------------

OPERATING EXPENSES:
    Sales and marketing                             55.4%           55.8%            56.2%           58.4%
    Research and development                        29.8%           26.9%            30.6%           26.2%
    General and administration                      25.2%           15.2%            20.5%           18.1%
    Restructuring                                   22.6%               -            16.6%               -
                                               -----------    ------------      -----------    ------------
                                                   133.0%           97.9%           123.9%          102.7%

      Operating loss                               (58.4%)         (25.3%)          (48.8%)         (33.0%)

OTHER INCOME, NET                                   (0.1%)          (0.1%)           (0.2%)           0.4%
                                               -----------    ------------      -----------    ------------

      Income loss before provision
         for income taxes                          (58.5%)         (25.4%)          (49.0%)         (32.6%)

PROVISION FOR INCOME TAXES                           1.6%            0.2%             1.0%            0.5%
                                               -----------    ------------      -----------    ------------

      Net loss                                     (60.1%)         (25.6%)          (50.0%)         (33.1%)
                                               ===========    ============      ===========    ============

Three and Six Months Ended June 30, 2001 and 2000

Revenues

      The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

      Total revenues for the three and six months ended June 30, 2001 were $5.0 million and $10.4 million, respectively. This represents a decrease of $2.3 million, or 31.2%, for the three-month period ended June 30, 2001 as compared to the same period in 2000 and a decrease of $3.9 million, or 27.4%, for the six-month period ended June 30, 2001 as compared to the same period in 2000. For the three- and six-month periods ended June 30, 2001, compared to the same periods of fiscal 2000, the decrease in total revenue was primarily attributable to decreased sales of product licenses. Both domestic and international markets contributed to the drop in revenues. For the three and six months ended June 30, 2001 international revenues as a percent of total were 46% and 42%, respectively, for the same periods of 2000 international revenues were 45% and 44%.

      Product. Product revenues for the three and six months ended June 30, 2001 were $1.4 million and $3.2 million, respectively, a decrease of $1.8 million, or 56.3%, and a decrease of $3.0 million, or 48.6%, from the comparable periods of fiscal 2000. Product revenues were lower for both Expert Manufacturing and Network Management segments of the business. Product revenue was effected by the general slowdown in the economy.

      Service. Service revenues include customer service support, consulting and training. For the three and six months ended June 30, 2001 service revenues were $3.6 million and $7.2 million, respectively, a decrease of $0.4 million, or 10.8%, and a decrease $0.9 million, or 11.2%, from the comparable periods of fiscal 2000. The decrease in service revenues for both the three- and six-month periods ended June 30, 2001 was primarily due to a decline in consulting revenue as consulting activity, to a large extent, is driven by product sales.

Cost of Revenues

      Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and six months ended June 30, 2001 were $1.3 million and $2.6 million, respectively. This was a decrease of $0.7 million, or 36.4%, and a decrease of $1.8, or 40.6%, from the comparable periods of 2000. The decrease in costs for the three and six months ended June 30, 2001 versus the comparable periods in 2000, was due primarily to a decrease in personnel costs related to reduced staffing in consulting services. Gross margin percentage of 74.6% for the three months ended June 30, 2001 increased from 72.6% for the comparable quarter in fiscal 2000. Gross margin for the six months ended June 30, 2001 of 75.1% increased from the 69.7% gross margin for the comparable period in fiscal 2000. The increases in gross margin resulted primarily from the lower consulting services costs.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three and six months ended June 30, 2001 were $2.8 million and $5.9 million, respectively. The costs decreased $1.3 million, or 31.7%, from $4.1 million in the comparable quarter for fiscal 2000 and decreased $2.5 million, or 30.0%, from $8.4 million in the comparable six month period in 2000. The decreases were primarily due to lower personnel costs associated with reduced headcount. As a percentage of revenues, sales and marketing expenses were 55.4% and 56.2%, respectively, for the three and six months ended June 30, 2001 as compared to 55.8% and 58.4% for the comparable periods in fiscal 2000. The increase was primarily due to lower sales.

      Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and six months ended June 30, 2001 were $1.5 million and $3.2 million, respectively, a decrease of $0.5 million, or 23.9%, and $0.6 million, or 15.1%, from $2.0 million and $3.8 million in the comparable periods of fiscal 2000.
The decreased expense was primarily due to a decrease in personnel-related costs as a result of reduced headcount. As a percentage of revenues, research and development expenses were 29.8% and 30.6%, respectively, for the three and six months ended June 30, 2001 as compared to 26.9% and 26.2% for the comparable periods in fiscal 2000. The increase was primarily due to lower sales.

      General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and six months ended June 30, 2001 were $1.3 million and $2.1 million, respectively, an increase of $0.2 million, or 14.5%, and a decrease of $0.5 million, or 17.9%, for the comparable periods in fiscal 2000. A $0.3 million decrease in compensation related costs and reduced facility and support costs in connection with the Company's prior restructuring actions were partially offset by $0.3 million in non-recurring expenses related to the Company's foreign operations. As a percentage of revenues, general and administrative expenses were 25.2% and 20.5% for the three and six months ended June 30, 2001 as compared to 15.2% and 18.1% for the comparable periods in fiscal 2000. The increase was primarily due to lower sales.

      Restructuring Charge. In January 2001 and April 2001 the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consists of reductions in employee headcount and the closing of certain offices. For the three- and six-month periods ended June 30, 2001 the Company incurred restructuring charges of $1,131,000 and $1,732,000, respectively. The reduction in headcount totaled approximately 25% and 10% of the Company's employees in January and April, respectively. For the three- and six-month period ended June 30, 2001 the restructuring charge included a non-cash amount of $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices in Europe, the far east and Asia-Pacific. Approximately $277,000 and $563,000 was paid out against the restructuring charge for employee severance in the three and six months ended June 30, 2001, respectively. The restructuring accrual balance at June 30, 2001 was $512,000 and related primarily to severance obligations.

Other Income (Loss), Net

      Other income (loss), net consists primarily of interest income and foreign exchange transaction gains and losses. Other income (loss), net for the three and six months ended June 30, 2001 was $(4,000) and $(22,000), respectively, as compared to $(9,000) and $60,000 for the comparable periods of fiscal 2000. The decrease in other income (loss), net for the six months ended June 30, 2001 compared to the same period in 2000 was primarily due to decreased interest income as a result of lower cash balances.

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

      The Company's June 30, 2001 cash and cash equivalents balance of $1.4 million decreased $1.3 from December 31, 2000. Cash used for operations in the first six months of 2001 was $1.3 million, which consisted of the net loss of $5.2 million offset largely by a decrease in accounts receivable of $4.1 million.

      Cash provided by investing activities for the first six months of 2001 was $27,000 which primarily consisted of $698,000 received from the sale of short-term securities and a $76,000 decrease in other assets, offset by $747,000 used to purchase equipment and leasehold improvements.

      Cash provided by financing activities for the first six months of 2001 was $58,000 and resulted primarily from the issuance of stock under the Company's stock purchase plan. Cash decreased $106,000 due to the effect of currency fluctuation.

      The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and for the six months ended June, 2001, and will need to obtain additional funding or alternative means of financial support, or both to continue as a going concern. Management's operational plan relies heavily on achieving operating profitability in the fourth quarter of 2001 and beyond. This return to profitability is based on expense control, cost reductions, and continued revenue from new and existing customers. Management is also seeking to identify additional funding sources of an equity and/or debt nature as well as the licensing and/or asset sale of some of the new technology developed by the Company in connection with its prior strategy of developing out-of-the box software solutions. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate.

      On March 28, 2001, the Company entered into a credit facility with Silicon Valley Bank. The credit facility provides the Company the ability to borrow up to 80% of the Company's qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. This agreement is subject to certain restrictive covenants, including a monthly adjusted quick ratio covenant. At June 30, 2001 the Company did not have any borrowings outstanding under this facility. Also at June 30, 2001, the Company was not in compliance with the adjusted quick ratio covenant. Amounts under this credit facility are secured by substantially all of the corporate assets of Gensym Corporation.

Factors That May Affect Future Results

      The following important factors, among others, could cause Gensym's actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by the Company's management from time to time.

      Liquidity. The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and for the six months ended June, 2001, and will need to obtain additional funding or alternative means of financial support, or both to continue as a going concern. Management's operational plan relies heavily on achieving operating profitability in the fourth quarter of 2001 and beyond. This return to profitability is based on expense control, cost reductions, and continued revenue from new and existing customers. Management is also seeking to identify additional funding sources of an equity and/or debt nature as well as the licensing and/or asset sale of some of the new technology developed by the Company in their prior strategy of developing out-of-the box software solutions. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate.

      Possible Delisting from the Nasdaq National Market. On June 7, 2001, the Company, pursuant to Marketplace Rule 4815(b), received notice from the Nasdaq National Market (the "NNM") that the NNM had determined to delist the Company's common stock from the NNM, effective at the opening of business on June 15, 2001, unless the Company requests a hearing prior to that time. Based on the Company's review of its business plan, Gensym requested a hearing to appeal Nasdaq's decision.

A hearing request will stay the delisting of the Company's securities pending a decision by the Nasdaq Listing Qualifications Panel (the "Panel"). In its notice to the Company, Nasdaq informed Gensym that, based on the Company's financial statements for the quarter ended March 31, 2001, Gensym was no longer in compliance with the minimum $4,000,000 net tangible assets requirement for the NNM under Marketplace Rule 4450(a)(3). Until the Panel reaches its decision, the Company's common stock will remain listed on the NNM. On July 12, 2001, the Company had an oral hearing with the NNM and presented and reviewed the appropriate information related to the delisting. The Company is awaiting final determination of that meeting. There can be no assurance as to when the Panel will reach a decision, or that such a decision will be favorable to Gensym. An unfavorable decision will result in the immediate delisting of the Company's common stock from NNM. If delisted, the Company expects that its common stock will be eligible for listing on either the Nasdaq SmallCap Market or the OTCBB.

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

      Reliance Upon Indirect Distribution Channels and Risks Associated with Strategic Partner Relationships. The Company sells its products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under the control of the Company. Sales of the Company's products by value-added resellers and systems integrators represented 31% and 30% of the Company's product revenues in the first six months of 2001 and 2000, respectively. In January 2001, the Company significantly reduced its direct sales force for its expert manufacturing products. The Company continues to manage its relationships with existing expert manufacturing customers. But Gensym now relies solely on its indirect sales partners for sales of its expert manufacturing products to new customers. The loss of major original equipment manufacturers or resellers of the Company's products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based or other Company core technology products and applications could have a material adverse effect on the Company's business, results of operations, or financial condition. There can be no assurance that the Company will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement the Company's products. In addition, the Company relies on third-party resellers to provide post-sales service and support to its customers, and any deficiencies in such service and support could adversely affect the Company's business, results of operations, or financial condition.

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

      Variability of Quarterly Operating Results. The Company has experienced, and may experience in the future, significant quarter-to-quarter fluctuations in its operating results. The Company has recorded quarterly losses in each quarter in 2000 and for the first two quarters of 2001, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. The Company's sales cycle typically ranges from six to 12 months, and the cost of acquiring the Company's software, building and deploying applications, and training users represents a significant expenditure for customers. The Company's relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, the Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. The Company's expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income. The Company's financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

      Risks Associated With International Operations. The Company's international revenues represented 46% and 45% of total revenues in the first three months of 2001 and 2000, respectively. Revenues are categorized by the Company according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to the Company's sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect the Company's business, results of operations, or financial condition.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

      The Company does not use derivative financial instruments in its investing portfolio. From time to time the Company places cash in excess of operating requirements in investment instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio. At June 30, 2001 substantially all of the Company's cash was in demand deposit or money market accounts.

      The Company conducts business in various foreign countries, primarily in Europe and the Middle East. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. And, to the extent that the Company's foreign subsidiaries maintain large intercompany payable balances with the U.S. parent, the potential exists for significant cumulative translation adjustments in the equity section of the consolidated balance sheet. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect the consolidated results of the Company.


PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The 2001 Annual Meeting of Stockholders of the Company was held on May 16, 2001.

(b) At the 2001 Annual Meeting of Stockholders the stockholders of the Company elected Lowell B. Hawkinson and Theodore G. Johnson to serve as directors of the Company until the 2004 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the directors listed above who were elected at the 2001 Annual Meeting of Stockholders, the terms of the following directors continued after the 2001 Annual Meeting of
Stockholders: Patrick Courtin, Robert A. Degan, Barry R. Gorsun, John A. Shane and Thomas E. Swithenbank.

(c) The matters acted upon at the 2001 Annual Meeting of Stockholders, and the voting tabulation for each such matter, is as follows:

Proposal 1: To elect two Class II Directors to the Board of Directors for the
            ensuing three years:

                                                Number of Votes
                                      ---------------------------------
Nominees                                   For             Withheld
------------------------------------------------------------------------
Lowell B. Hawkinson                     4,931,346           285,459
Theodore G. Johnson                     4,930,060           286,745

     Each of the above named individuals was elected as a Class II Director of the Company.

Proposal 2: To approve an amendment to the Company's 1995 Employee Stock
            Purchase Plan increasing from 700,000 to 1,000,000 the number of shares of Common Stock reserved for issuance under the plan:

                                Number of Votes
     ------------------------------------------------------------------
            For                     Against                 Abstain
     ------------------------------------------------------------------
          5,131,093                 65,383                   20,329

The proposal was approved.

Proposal 3: To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2001:

                                Number of Votes
     ------------------------------------------------------------------
            For                     Against                 Abstain
     ------------------------------------------------------------------
         5,165,306                  29,650                   21,849


The proposal was approved.


Item 5. Other Information

Stockholder Proposals
----------------------

     Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and intended to be presented in the proxy material for the 2002 Annual Meeting of Stockholders must be received by the Company at its offices, 52 Second Avenue, Burlington, MA 01803, no later than December 26, 2001 in order to be considered for inclusion in the Proxy Statement relating to that meeting. The Company suggests that proponents submit their proposals by certified mail, return receipt requested, addressed to the Secretary of the Company.

     The Company's Amended and Restated By-Laws also establish advance notice procedures with respect to a stockholder nomination of candidates for election as directors and for the conduct of other business to be brought before an annual meeting by a stockholder not submitted pursuant to Rule 14a-8. A notice regarding a director nomination or a proposal for other business must be received by the Company not less than 60 days nor more than 90 days prior to the applicable stockholder meeting. However, in the event that less than 70 days' notice or prior disclosure of the date of the meeting is given or made to the Company's stockholders, the notice must be received by the Company not later than the tenth day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first. Any such notice must contain certain specified information concerning the persons to be nominated and/or the other business and the stockholder submitting the director nomination or proposal for other business. The Company has not yet publicly announced the date of the 2002 Annual Meeting. The advance notice provisions of the Company's By-Laws supersede the notice requirements contained in recent amendments to Rule 14a-4. Director nominations or stockholder proposals for other business should be mailed to Secretary, Gensym Corporation, 52 Second Avenue, Burlington, MA 01803.

Item 6. Exhibits and Reports On Form 8-K.

(a) Exhibits

    10.1 Accounts Receivable Financing Agreement, dated as of March 28, 2001, by and between the Company and Silicon Valley Bank. Exhibit to the Company's Current Report on Form 8-K filed April 12, 2001 and incorporated herein by reference.

(b) Reports on Form 8-K

    On April 12, 2001 the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, that the Company had entered into an accounts receivable financing agreement with Silicon Valley Bank.

    On June 14, 2001, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, that the Company had received a notice from the Nasdaq National Market relating to the delisting of the Company's common stock therefrom.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GENSYM CORPORATION


                                By: /s/ Lowell B. Hawkinson
                                    ---------------------------
    Dated:  August 14, 2001         Lowell B. Hawkinson
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


                                By: /s/ Jeffrey A. Weber
                                    ---------------------------
    Dated:  August 14, 2001         Jeffrey A. Weber
                                    Vice President of Finance and
                                    Administration, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)