Form 10-K/A
period 2000-12-31
GENSYM CORP
filed 2001-10-17
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        Amendment No. 1 to Form 10-K on
                                  FORM 10-K/A

(Mark one)

 X  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
---
    of 1934

                  For the fiscal year ended December 31, 2000

                                      OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number: 0-27696

                              GENSYM CORPORATION
            (Exact name of registrant as specified in its charter)

                     Delaware                                  04-2932756
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                  Identification No.)

                  52 Second Avenue                            01803-4411
                   Burlington, MA                             (Zip Code)
       (Address of principal executive offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

  As of March 12, 2001 there were 6,466,970 shares of the Registrant's Common Stock outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,466,970 based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 12, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on Wednesday, May 16, 2001 are incorporated by reference in items 10, 11, 12 and 13 of Part III of this Form 10-K.

                              GENSYM CORPORATION

                               Explanatory Note

     This Amendment No. 1 to the Annual Report for the fiscal year ended December 31, 2000 of Gensym Corporation (the "Company") is being filed by the Company to amend and restate Item 1 of Part I, Items 6, 7 and 8 of Part II,
Item 12 of Part III and Item 14 of Part IV. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items are amended and restated in their entirety as set forth in this Amendment No. 1.

     Item 1 of this Amendment No. 1 includes additional disclosure concerning the Company's research and development and proprietary rights.

     Item 6 of this Amendment No. 1 includes additional disclosure concerning the Company's revenues related to products and services.

     Item 7 of this Amendment No. 1 includes additional disclosure concerning
(1) the Company's revenues related to products and services, (2) the Company's costs of revenues related to products and services, (3) the Company's operating expenses, (4) fluctuations relating to the Company's quarterly operating results and (5) the Company's plan for achieving profitability.

     Item 8 of this Amendment No. 1 includes additional disclosure concerning
(1) the Company's cost of revenues related to products and services, (2) the Company's revenue recognition policy and (3) the Company's accrued expenses.

     Item 12 of this Amendment No. 1 includes revised disclosure concerning the security ownership of certain beneficial owners and management.

     Item 14 of this Amendment No. 1 includes a new consent of Arthur Andersen LLP, independent public accountants, as an exhibit hereto.

PART I.

ITEM 1. BUSINESS

  Gensym Corporation ("Gensym" or "the Company") develops, markets and supports adaptive software products for managing e-business infrastructure. The Company has built a unique foundation of reasoning technologies through its flagship product, G2a, and a family of G2-based products. These products are used for communications and data network management; strategic supply-chain design; and expert manufacturing in many different industries, including chemical, oil, gas and pharmaceuticals. In 2000 Gensym began to transition itself from being primarily a developer of customizable software and services to being a developer of out-of-the-box software products and robust, extensible software platforms. Gensym embarked on this new strategic direction in April 2000. During the course of the year, the company introduced its first two out-of-the box products -- e-SCOR, for strategic supply-chain design, and NetSleuth(TM), a network management product.

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

NeurOn-Line

      NeurOn-Linea(R) is an extensible software platform that enables non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for online, dynamic applications. NeurOn-Line can identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used online to compare process behavior with the model's prediction and to control processes. The development of neural network applications in NeurOn-Line is done graphically by selecting objects from menus, connecting them, and entering attribute and control information. NeurOn-Line Studio is a Windows desktop tool for offline analysis, modeling, and design optimization of processes, based on data from a data historian or spreadsheet data arrays. To make the tool easy for process engineers to use, many technical decisions such as selection of relevant inputs, time delays, and network architecture are automated. Once a model has been built for a process, NeurOn-Line Studio enables users to discover more profitable ways to run it through simulation and optimization. NeurOn-Line Studio models can be deployed either in a G2 environment or as Microsoft ActiveX objects in embedded Windows applications.

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

NetSleuth

      NetSleuth(TM) is a network discovery and Internet Protocol (IP) availability analysis software product. NetSleuth, which Gensym began shipping in October 2000, was the Company's second out-of-the-box software product. Gensym sells NetSleuth primarily through an e-commerce Web site (www.getnetsleuth.com). NetSleuth automatically constructs an accurate
      ----------------------
      model of a network and all of its devices and performs IP availability analysis to quickly reveal the root cause of a network outage. NetSleuth delivers benefits to corporate network managers and network service providers. With NetSleuth, they can experience increased confidence in the stability of their network, handle larger networks without adding staff, save time and money by minimizing the effects of outages and provide higher levels of service.

   TARGET MARKET AND CUSTOMERS

     The Company's customers include end-users, value-added resellers, systems integrators and OEMs. Many of the largest industrial corporations in the world are customers of Gensym. The use of Gensym's products in many large industrial corporations is a key asset to the Company in its ability to build its new e-infrastructure business. The Company's customers span virtually every industry -- ranging from NASA to Pfizer to Fidelity Investments. All of these customers use Gensym software to analyze and resolve complex problems related to running their critical business processes. Gensym platforms and products are designed to help businesses in many different industries successfully navigate the rapidly changing world of e-business.

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

     The Company offers several customer service options that all include various levels of telephone support, software updates, FTP bulletin board access, membership in the Gensym Users Society and access to HelpLink, a workflow-enabled Web application that greatly enhances the service experience. The highest level of customer service support includes 24x7 callback service. Maintenance is mandatory for the first year after purchase and may be renewed in subsequent years. Gensym typically charges a percentage of the list price bundled fee for customer service. The Company has service centers in North America and Europe. Local marketing partners provide service in Asia and other areas of the world.

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

     As a follow-up to the Company's fourth quarter 2000 introduction of NetSleuthTM , an out-of-the-box product for network availability analysis and device discovery, the research and development group has reached an alpha stage in its product development for the next generation network management product which will incorporate advanced reasoning technology.

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

PART II.

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

                                                                                 YEAR ENDED DECEMBER 31,
CONSOLIDATED STATEMENT OF                                   2000            1999            1998            1997            1996
                                                       -------------   -------------   -------------   -------------   -------------
OPERATIONS DATA:
Revenues:
   Product                                               $   11,992      $   19,628      $  16,911       $  18,433       $  21,358
   Services                                                  15,583          16,799         18,067          17,076          15,877
                                                       -------------   -------------   -------------   -------------   -------------
       Total revenues                                        27,575          36,427         34,978          35,509          37,235

Cost of revenues
   Product                                                    1,073           1,315          1,334           1,403           1,108
   Services                                                   7,323           7,259          7,364           7,949           6,277
                                                       -------------   -------------   -------------   -------------   -------------
       Total cost of revenue                                  8,396           8,574          8,698           9,352           7,385
Gross profit                                                 19,179          27,853         26,280          26,157          29,850

Operating expenses:
   Sales and marketing                                       17,379          18,214         18,276          18,802          17,433
   Research and development                                   7,614           6,470          6,023           6,977           5,984
   General and administrative                                 4,942           5,288          4,134           4,528           3,699
   Restructuring charge                                           -               -              -           1,558               -
                                                       -------------   -------------   -------------   -------------   -------------
       Total operating expenses                              29,935          29,972         28,433          31,865          27,116
                                                       -------------   -------------   -------------   -------------   -------------
Operating (loss) income                                     (10,756)         (2,119)        (2,153)         (5,708)          2,734
Other income (net)                                              211             503            715             779             518
                                                       -------------   -------------   -------------   -------------   -------------
(Loss) income before provision for income taxes             (10,545)         (1,616)        (1,438)         (4,929)          3,252
Provision for income taxes                                    2,271             336             50              40           1,204
                                                       -------------   -------------   -------------   -------------   -------------
Net (loss) income                                        $  (12,816)     $   (1,952)     $  (1,488)      $  (4,969)      $   2,048
                                                       =============   =============   =============   =============   =============
Basic (loss) income per share (1)                        $    (2.01)     $    (0.32)     $   (0.23)      $   (0.79)      $    0.35
                                                       =============   =============   =============   =============   =============
Diluted (loss) income per share (1)                      $    (2.01)     $    (0.32)     $   (0.23)      $   (0.79)      $    0.33
                                                       =============   =============   =============   =============   =============
Weighted average common shares outstanding (1)                6,365           6,149          6,371           6,310           5,910
                                                       =============   =============   =============   =============   =============
Weighted average common shares outstanding
 assuming dilution (1)                                        6,365           6,149          6,371           6,310           6,286
                                                       =============   =============   =============   =============   =============

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments        $    3,355      $   11,685      $  14,534       $  15,801       $  19,590
Working capital                                                 285          12,814         14,650          15,149          20,470
Total assets                                                 15,540          26,934         28,268          31,517          36,258
Total stockholders' equity                                    2,412          14,922         17,483          19,828          24,068

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

                                                   Year ended December 31,
                                                2000      1999        1998
                                              -------   --------    --------
     Revenues:
        Product                                  43.5%      53.9%       48.3%
        Service                                  56.5       46.1        51.7
                                              -------   --------    --------
             Total revenues                     100.0      100.0       100.0

     Cost of revenues
        Product                                   3.9        3.6         3.8
        Service                                  26.5       19.9        21.1
                                              -------   --------    --------
             Total cost of revenue               30.4       23.5        24.9

     Gross margin                                69.6       76.5        75.1
                                              -------   --------    --------
     Operating expenses:
        Sales and marketing                      63.0       50.0        52.3
        Research and development                 27.6       17.8        17.2
        General and administrative               18.0       14.5        11.8
                                              -------   --------    --------
             Total operating expenses           108.6       82.3        81.3
                                              -------   --------    --------

     Operating loss                             (39.0)      (5.8)       (6.2)

     Other income, net                            0.8        1.4         2.0
                                              -------   --------    --------
     Loss before provision for income taxes     (38.2)      (4.4)       (4.2)

     Provision for income taxes                   8.3        0.9         0.1
                                              -------   --------    --------
     Net loss                                   (46.5)%     (5.3)%      (4.3)%
                                              =======   ========    ========


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

  Service. Service revenues decreased $1.2 million, or 7.2%, to $15.6 million for the year ended December 31, 2000 from $16.8 million in 1999. The decrease in service revenues was primarily due to decreases in application consulting revenues and training fees. Application consulting fees declined $1.4 million for the year ended December 31, 2000 as compared to 1999 primarily due to the completion of a large 1999 consulting project with BMC Software Inc., which resulted in $0.3 million of revenue in 2000 and $1.4 million in 1999. Customer support revenues for the year ended December 31, 2000 increased $400,000, from $9.4 million to $9.8 million in 2000. Strong maintenance contract renewals attributed to the increase.

Cost of Revenues

  Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. Cost of revenues remained virtually unchanged in 2000. Cost of revenues were $8.4 million for the year ended December 31, 2000 and $8.6 million for the same period in 1999, a decrease of $0.2 million, or 2.1%. Product cost was $1.1 million in 2000, a decrease of $0.2 million from 1999. A decrease in payroll related costs of $0.4 million was partially offset by higher royalty and product costs. Service cost was $7.3 million in 2000 and remained unchanged from 1999. Gross margin on revenues for the year ended December 31, 2000 was 69.6%, as compared to 76.5% in 1999. The decrease in gross profit resulted primarily from lower revenue in 2000 compared to 1999.

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

  Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 2000, sales and marketing expenses decreased $835,000, or 4.6%, to $17.4 million (63.0% of total revenues) from $18.2 million (50.0% of total revenues) in 1999. The decrease was primarily a result of lower sales commissions of approximately $1.3 million resulting from lower sales in 2000, plus cost savings resulting from the consolidation of field sales offices estimated to be approximately $0.2 million. The decrease in costs was partially offset by an increase in trade show expense of $0.6 million. Sales and marketing expenses increased as a percent of total revenue, as a result of lower revenue in 2000 from 1999.

  Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses increased $1.1 million or 17.7% to $7.6 million (27.6% of total revenue) for the year ended December 31, 2000 from $6.5 million (17.8% of total revenue) in 1999. The increase is primarily attributable to an increase in subcontracted research and development labor costs of approximately $0.7 million and recruitment costs for product development engineers of approximately $0.2 million. The increase in research and development as a percent of total revenue is twofold; research and development expense increased and total revenue was lower in 2000 as compared to 1999.

  General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses decreased $346,000, or 6.5% to $4.9 million (17.9% of total revenue) for the year ended December 31, 2000 from $5.3 million (14.5% of total revenue) in 1999. The decrease in expenses was primarily due to fewer general and administrative personnel, in 2000 over 1999 which resulted in a decrease of salary and related costs of approximately $0.4 million. General and administrative expenses increased as a percent of total revenue, due to lower revenue in 2000 as compared to 1999.

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

  Service. Service revenues decreased to $16.8 million for the year ended December 31, 1999 from $18.1 million in the same period in 1998, a decrease of 7.0%. The decrease in service revenues was primarily due to a decrease in application consulting revenues and, to a lesser extent, decreased educational service fees. Maintenance revenues increased to $9.4 million for the year ended December 31, 1999 from $9.2 million in the same period in 1998, an increase of 2.2%. Consulting revenue decreased to $6.4 million for the year ended December 31, 1999 from $7.6 million in the same period in 1998, a decrease of 15.8%. Fees for educational services decreased to $1.1 million for the year ended December 31, 1999 from $1.3 million in the same period in 1998, a decrease of 15.4%.

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

  Research and Development. Research and development expenses increased 7.4% to $6.5 million (17.8% of total revenues) for the year ended December 31, 1999 from $6.0 million (17.2% of total revenues) for the comparable period in 1998. The increase in spending was primarily due to recruiting cost associated with the hiring and retaining of engineering personnel of approximately $0.4 million.

  General and Administrative. These expenses increased 27.9% to $5.3 million (14.5% of total revenues) for the year ended December 31, 1999 from $4.1 million (11.8% of total revenues) for the comparable period in 1998. The increase in expense was primarily due to increased bonus $0.2 million recruiting $0.1 million,severance $0.3 million, professional services of $0.4 million.

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

The significant quarter to quarter fluctuations were as follows:

     General and Administrative expenses increased $1.2 million to $2.1 million for the three months ended December 31, 1999 from $0.9 million for the three months ended September 30, 1999. The increase was primarily due to severance costs of $0.5 million, fourth quarter bonuses of $0.2 million and an additional bad debt provision of $0.2 million.

     Total revenue decreased $1.8 million to $5.5 million for the three months ended September 30, 2000 from $7.3 million for the three months ended June 30, 2000. Product revenues decreased $1.1 million due primarily to customers delaying purchasing decisions while they assessed the Company's new pricing and product line packaging policy implemented in September 2000. The decrease was mainly reflected in the manufacturing and telecommunications business segment. Service revenue decreased $0.7 million and was primarily due to lower consulting activity relating to the decrease in product sales.

     Total revenue increased $2.2 million to $7.7 million for the three months ended December 31, 2000 from $5.5 million for the three months ended September 30, 2000. The increase in product revenue of $1.5 million was primarily due to customers placing orders delayed from the third quarter due to the Company's new pricing policy implemented in that quarter. The increase was reflected in the telecommunications and aerospace/government industries. Service revenue increased $0.7 million primarily due to higher consulting activity relating to increased product sales.

                                                                             Quarter Ended
                                    Dec. 31,     Sept. 30,    June 30,    Mar. 31,    Dec. 31,   Sept. 30,     June 30,   Mar. 31,
                                     2000          2000        2000         2000        1999       1999         1999        1999
                                  ------------------------------------------------------------------------------------------------
Revenues:
 Product                            $  3,619   $   2,139   $   3,268     $   2,966   $  5,026   $   5,205   $   5,337   $  4,060
 Services                              4,102       3,341       4,005         4,135      4,119       3,980       4,404      4,296
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------
  Total revenues                       7,721       5,480       7,273         7,101      9,145       9,185       9,741      8,356

Cost of revenues
 Product                                 322         231         226           294        332         329         327        327
 Services                              1,783       1,698       1,770         2,072      1,804       1,784       1,853      1,818
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------
  Total cost of revenue                2,105       1,929       1,996         2,366      2,136       2,113       2,180      2,145
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------

Gross profit                           5,616       3,551       5,277         4,735      7,009       7,072       7,561      6,211
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------
Operating expenses:
 Sales and marketing                   4,796       4,199       4,057         4,327      4,786       4,421       4,529      4,478
 Research and development              1,893       1,959       1,957         1,805      1,514       1,631       1,768      1,557
 General and administrative            1,274       1,062       1,102         1,504      2,081         926       1,121      1,160
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------
  Total operating expenses             7,963       7,220       7,116         7,636      8,381       6,978       7,418      7,195
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------

Operating (loss) income               (2,347)     (3,669)     (1,839)       (2,901)    (1,372)         94         143       (984)
Other income (net)                        53          98          (9)           69        161         114         117        111
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------
(Loss) income before provision for
 income taxes                         (2,294)     (3,571)     (1,848)       (2,832)    (1,211)        208         260       (873)
Provision for income taxes               233       1,963          15            60        209          45          37         45
                                    --------   ---------   ---------     ---------   --------   ---------   ---------   --------
Net (loss) income                   $ (2,527)  $  (5,534)  $  (1,863)    $  (2,892)  $ (1,420)  $     163   $     223   $   (918)
                                    ========   =========   =========     =========   ========   =========   =========   ========
Basic and diluted (loss) earnings
 per share                          $  (0.39)  $   (0.86)  $   (0.29)    $   (0.46)  $  (0.23)  $    0.03   $    0.04   $  (0.15)
                                    ========   =========   =========     =========   ========   =========   =========   ========
Weighted average shares
 outstanding - Basic                   6,433       6,400       6,367         6,260      6,202       6,146       6,099      6,150
                                    ========   =========   =========     =========   ========   =========   =========   ========
Weighted average shares
 outstanding - Diluted                 6,433       6,400       6,367         6,260      6,202       6,153       6,103      6,150
                                    ========   =========   =========     =========   ========   =========   =========   ========

                                                                              Quarter Ended
                                       Dec. 31,   Sept. 30,    June 30,   Mar. 31,     Dec. 31,    Sept. 30,   June 30,    Mar. 31,
                                         2000       2000        2000       2000          1999        1999       1999          1999
                                       --------------------------------------------------------------------------------------------
                                                                        (as a percentage of total revenues)
Revenues:
 Product                                 46.9%       39.0%         44.9%      41.8%      55.0%       56.7%      54.8%         48.6%
 Services                                53.1        61.0          55.1       58.2       45.0        43.3       45.2          51.4
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------
  Total revenues                        100.0       100.0         100.0      100.0      100.0       100.0      100.0         100.0

Cost of revenues
 Product                                  4.2         4.2           3.1        4.1        3.6         3.6        3.4           3.9
 Services                                23.1        31.0          24.3       29.2       19.7        19.4       19.0          21.8
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------
 Total cost of revenues                  27.3        35.2          27.4       33.3       23.4        23.0       22.4          25.7
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------

Gross profit                             72.7        64.8          72.6       66.7       76.6        77.0       77.6          74.3
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------
Operating expenses:
 Sales and marketing                     62.1        76.6          55.8       60.9       52.3        48.1       46.5          53.6
 Research and development                24.5        35.8          26.9       25.4       16.5        17.8       18.1          18.6
 General and administrative              16.5        19.4          15.2       21.2       22.8        10.1       11.5          13.9
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------
  Total operating expenses              103.1       131.8          97.9      107.5       91.6        76.0       76.1          86.1
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------

Operating (loss) income                 (30.4)      (67.0)        (25.3)     (40.8)     (15.0)        1.0        1.5         (11.8)
Other income (net)                        0.7         1.8          (0.1)       1.0        1.8         1.3        1.2           1.3
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------
(Loss) income before provision for
 income taxes                           (29.7)      (65.2)        (25.4)     (39.8)     (13.2)        2.3        2.7         (10.5)
Provision for income taxes                3.0        35.8           0.2        0.8        2.3         0.5        0.4           0.5
                                    ---------  ----------     ---------   --------   --------    --------   --------       -------
Net (loss) income                       (32.7)%    (101.0)%       (25.6)%    (40.6)%    (15.5)%       1.8%       2.3%        (11.0)%
                                    =========  ==========     =========   ========   ========    ========   ========       =======

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

     For the balance sheet date as of December 31, 2000, compared to December 31, 1999 prepaid expenses decreased $1.1 million, from $2.4 in 1999 to $1.3 million in 2000. In general, prepaid expenses dropped during 2000 as the Company sought to reduce advance payments in areas such as trade shows, rents, insurance and board of directors fees. Prepaid income taxes were lower as the Company's tax obligations decreased year over year, and there was a reduction in the amount of prepaid value added tax related to foreign operations.

     Accounts payable increased $0.7 million from 1999 to 2000, from $0.4 million at December 31, 1999 to $1.1 million at December 31, 2000. The Company incurred a significant operating loss in the year ended December 31, 2000, and its combined cash and short-term investments balance decreased $8.3 million from December 31, 1999 to December 31, 2000. As a result, the Company delayed payments to certain vendors resulting in an increase its accounts payable.

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

     The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and may need to obtain additional funding or alternative means of financial support, or both, in order to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plan to continue as a going concern relies heavily on achieving profitability in the third quarter of 2001 and beyond. This return to profitability is based on expense control, projected annual cost reductions (excluding restructuring charges) of approximately $ 10.4 million related to reduced headcount, office closings, travel and general costs of doing business, and increased revenues from new and existing products in the e-Infrastructure marketplace. Management is also seeking to identify additional funding sources of an equity and/or debt nature. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate to allow the Company to continue as a going concern. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Possible Delisting from the Nasdaq National Market. The Company has received a notice from the Nasdaq National Market that its common stock has failed to maintain the required minimum market value public float of $5,000,000 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided us with 90 calendar days, or until June 25, 2001, to regain compliance with this requirement or be delisted from trading. If we are unable to regain compliance with this requirement during this time, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, the Company's common stock will be delisted from trading by the Nasdaq National Market. If the Company's common stock is delisted from the Nasdaq National Market, its liquidity and trading price could be negatively impacted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      GENSYM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                    December 31,
                                                                            2000                    1999
                                                                         -----------             -----------
                         ASSETS
Current Assets:
   Cash and cash equivalents                                               $ 2,657                 $ 5,710
   Short-term investments                                                      698                   5,975
   Accounts receivable, less reserves of $385
     in 2000 and $364 in 1999                                                8,800                   9,528
   Prepaid expenses                                                          1,258                   2,352
   Deferred income taxes                                                         -                   1,261
                                                                           -------                 -------
     Total current assets                                                   13,413                  24,826
                                                                           -------                 -------
Property and equipment, at cost
   Computer equipment and software                                           8,955                   8,264
   Furniture and fixtures                                                    1,950                   1,932
   Leasehold improvements                                                      428                     423
                                                                           -------                 -------
                                                                            11,333                  10,619
   Accumulated depreciation and amortization                                (9,936)                 (9,324)
                                                                           -------                 -------
                                                                             1,397                   1,295
                                                                           -------                 -------

Long-term deferred income taxes                                                  -                     612
Deposits and other assets                                                      730                     201
                                                                           -------                 -------
                                                                           $15,540                 $26,934
                                                                           =======                 =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $ 1,068                 $   387
   Accrued expenses                                                          5,541                   4,694
   Deferred revenue                                                          6,519                   6,931
                                                                           -------                 -------
       Total current liabilities                                            13,128                  12,012
                                                                           -------                 -------

Commitments (Note 5)

Stockholders' Equity:
    Preferred Stock, $.01 par value - Authorized 2,000,000 shares
     Issued and outstanding - none                                               -                       -
    Common Stock, $.01 par value - Authorized - 20,000,000 shares
     Issued - 6,968,270 and 6,744,565 shares in 2000 and 1999,
       respectively
     Outstanding - 6,466,970 and 6,243,265 shares in 2000 and 1999,
       respectively                                                             70                      67
Capital in excess of par value                                              21,620                  20,923
Treasury stock - 501,300 shares in 2000 and 1999, at cost                   (1,869)                 (1,869)
Accumulated deficit                                                        (15,869)                (13,053)
Cumulative translation adjustment                                           (1,540)                 (1,146)
                                                                           -------                 -------
     Total stockholders' equity                                              2,412                  14,922
                                                                           -------                 -------
                                                                           $15,540                 $26,934
                                                                           =======                 =======

       The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                          YEAR ENDED DECEMBER 31,
                                                                         2000        1999        1998
                                                                      ---------   ---------   ---------
Revenues:
  Product                                                            $11,992      $19,628      $16,911
  Services                                                            15,583       16,799       18,067
                                                                     -------      -------      -------
     Total revenues                                                   27,575       36,427       34,978

Cost of revenues
  Product                                                              1,073        1,315        1,334
  Services                                                             7,323        7,259        7,364
                                                                     -------      -------      -------
     Total cost of revenues                                            8,396        8,574        8,698
                                                                     -------      -------      -------
Gross profit                                                          19,179       27,853       26,280
                                                                     -------      -------      -------

Operating expenses:
  Sales and marketing                                                 17,379       18,214       18,276
  Research and development                                             7,614        6,470        6,023
  General and administrative                                           4,942        5,288        4,134
                                                                     -------      -------      -------
     Total operating expenses                                         29,935       29,972       28,433
                                                                     -------      -------      -------

Operating loss                                                       (10,756)      (2,119)      (2,153)

Other income:
  Interest income                                                        380          505          678
  Other income (expense)                                                (169)          (2)          37
                                                                     -------      -------      -------
                                                                         211          503          715
                                                                     -------      -------      -------

Loss before provision for income taxes                               (10,545)      (1,616)      (1,438)

Provision for income taxes                                             2,271          336           50
                                                                     -------      -------      -------

Net loss                                                            $(12,816)    $ (1,952)    $ (1,488)
                                                                    ========     ========     ========

Basis and diluted loss per share                                    $  (2.01)    $  (0.32)    $  (0.23)
                                                                    ========     ========     ========

Weighted average common shares outstanding                             6,365        6,149        6,371
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

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                    Common Stock       Capital in            Accumulated     Cumulative        Total     Compre-
                                 -------------------
                                 Number of    $0.01    Excess of  Treasury    Earnings     Translation    Stockholders'  hensive
                                  Shares    Par Value  Par Value   Stock     (Deficit)      Adjustment       Equity      loss
                                 ---------   -------    -------    -------   ----------   ------------     -------      -------
BALANCE, DECEMBER 31, 1997       6,409,397       $64     $19,941    $     -     $   387     $  (564)      $ 19,828
Exercise of stock options           18,050         -          82          -           -           -             82
Issuance of common stock under
 Employee Stock Purchase Plan
 (ESPP)                            129,821         1         404          -           -           -            405
Treasury Stock - 345,200 shares          -         -           -     (1,278)          -           -         (1,278)
Translation adjustment                   -         -           -          -           -         (66)           (66)       (66)
Net loss                                 -         -           -          -      (1,488)          -         (1,488)    (1,488)
                                                                                                                     --------
Comprehensive net loss for the
 year ended December 31, 1998                                                                                        $ (1,554)
                                  ---------      ---     -------    -------    --------     -------       --------   ========
BALANCE, DECEMBER 31, 1998        6,557,268       65      20,427     (1,278)     (1,101)       (630)        17,483
Exercise of stock options            24,156        -          74          -           -           -             74
Issuance of common stock under
 ESPP                               163,141        2         422          -           -           -            424
Treasury Stock - 156,100 shares           -        -           -       (591)          -           -           (591)
Translation adjustment                    -        -           -          -           -        (516)          (516)      (516)
Net loss                                  -        -           -          -      (1,952)          -         (1,952)    (1,952)
Comprehensive net loss for the                                                                                       --------
 year ended December 31, 1999                                                                                        $ (2,468)
                                  ---------      ---     -------    -------    ---------    -------       --------   ========
BALANCE, DECEMBER 31, 1999        6,744,565       67      20,923     (1,869)     (3,053)     (1,146)        14,922
Exercise of stock options            93,744        1         389          -           -           -            390
Issuance of common stock under
 ESPP                               129,961        2         308          -           -           -            310
Translation adjustment                    -        -           -          -           -        (394)          (394)      (394)
Net loss                                  -        -           -          -     (12,816)          -        (12,816)   (12,816)
Comprehensive net loss for the                                                                                       --------
 year ended December 31, 2000                                                                                        $(13,210)
                                  ---------      ---     -------    -------    --------     -------       --------   ========
BALANCE, DECEMBER 31, 2000        6,968,270      $70     $21,620    $(1,869)   $(15,869)    $(1,540)      $  2,412
                                  =========      ===     =======    =======    ========     =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          Year ended December 31,
                                                                                       2000        1999        1998
                                                                                    ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (12,816)  $  (1,952)  $  (1,488)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                                      911       1,123       1,245
       Deferred taxes                                                                   1,873         287           -
       Changes in assets and liabilities:
         Accounts receivable                                                              780      (2,055)        747
         Prepaid expenses                                                               1,177        (720)       (214)
         Accounts payable                                                                 670        (112)       (400)
         Accrued expenses                                                                 727         982      (1,155)
         Deferred revenue                                                                (420)        527         611
                                                                                    ---------   ---------   ---------

         Net cash used in operating activities                                         (7,098)     (1,920)       (654)
                                                                                    ---------   ---------   ---------


CASH FLOW FROM INVESTING ACTIVITIES:
   Sales (purchases) of short-term investments                                          5,277      (5,137)      4,005
   Sales of long-term investments                                                           -           -       1,041
   Purchases of property and equipment                                                 (1,156)       (436)       (843)
   (Increase) decrease in other assets                                                   (523)         38          32
                                                                                    ---------   ---------   ---------

         Net cash provided by (used in) investing activities                            3,598      (5,535)      4,235
                                                                                    ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                                               -        (591)     (1,278)
   Proceeds from exercise of stock options and issuance of
     common stock under stock plans                                                       700         498         487
                                                                                    ---------   ---------   ---------
         Net cash provided by (used in) financing activities                              700         (93)       (791)
                                                                                    ---------   ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (253)       (437)        (53)
                                                                                    ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (3,053)     (7,985)      2,737

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          5,710      13,695      10,958
                                                                                    ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   2,657   $   5,710   $  13,695
                                                                                    =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for -
      Income taxes                                                                  $     214   $     221   $     424
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

(In thousands)                                                  December 31, 2000                 December 31, 1999
                                                            ----------------------------      -----------------------------
                                                                 Total             Total           Total              Total
                                           Contracted           Market         Amortized          Market          Amortized
Description                                  Maturity            Value              Cost           Value               Cost
----------------------------------   ----------------       ----------       -----------      ----------        -----------
Cash and Cash Equivalents:
Cash and cash equivalents                         N/A         $  2,554          $  2,554        $  4,211           $  4,187
Commercial paper                           0-3 months                -                 -             990                994
Money market funds                         0-3 months              103               103             529                529
                                                            ----------       -----------      ----------        -----------
  Total cah and cash equivalents                                 2,657             2,657           5,730              5,710
                                                            ==========       ===========      ==========        ===========
Short-Term Investments:
Corporate bonds                            4-12 months             701               698             950                975
Commercial paper                           4-12 months               -                 -           1,999              2,000
Government agency                          4-12 months               -                 -           2,995              3,000
                                                            ----------       -----------      ----------        -----------
  Total short-term investments                                     701               698           5,944              5,975
                                                            ==========       ===========      ==========        ===========
                                                              $  3,358          $  3,355        $ 11,674           $ 11,685
                                                            ==========       ===========      ==========        ===========

(c) Depreciation and Amortization

    The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. Certain assets under capital leases are amortized using the straight-line method. The estimated useful lives by asset class are as follows:

                                                                        Estimated
                                   Asset Classification                             Useful Lives
                                   --------------------                             ------------
                                   Computer equipment
                                    and software....................    3 Years
                                   Furniture and fixtures...........    5 Years
                                   Leasehold improvements...........    Shorter of lease term or useful life

(d) Revenue Recognition


    The Company recognizes revenue from product sales upon product shipment provided that there are no uncertainties regarding acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is probable. If there are uncertainties regarding customer acceptance, revenue is deferred until the uncertainties are resolved. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor specific objective evidence of fair value (VSOE). The Company establishes VSOE based on either the price charged for the element when sold separately or for elements not yet sold separately, the price established by management with the relevant authority to do so. Software maintenance VSOE represents a consistent percentage of the license fees charged to customers for maintenance renewals. Consulting and training services VSOE represents standard rates, which the Company charges its customers when it sells these services separately. In accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", the Company uses the residual method when fair value does not exist for one of the delivered elements in the arrangements. Under the residual method, the fair value of the undelivered element is deferred and recognized when delivered. The Company has established VSOE for consulting, training and software maintenance services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with consulting, training or software maintenance.

    Revenues from the sale of multicopy licenses are recognized upon the shipment of the product master or the first copy of the software product if the product master is not to be delivered. Under these arrangements, duplication is incidental to the arrangement and, if material, duplication costs are accrued when the revenue is recognized. Revenues from multiple single licenses are recognized as copies are delivered to the customer or copies are sold by the customer.

    Revenues from sales to resellers are recognized upon the delivery of the software, provided all other revenue recognition criteria, as specified above, have been satisfied. The Company does not grant rights of return to any customers, including resellers.

    Software maintenance fees are recognized as revenue ratably over the life of the software maintenance contract period. Software maintenance arrangements include unspecified rights to software updates. These services are typically sold for a one-year term and are sold either as part of a multiple element arrangement with software licenses or are sold separately at the time of renewal.

    Revenues derived from consulting and training are recognized upon performance of the services provided that the amounts due from customers are fixed or determinable and deemed collectible by management. Deferred revenue primarily represents advance billings for software services, which include software maintenance, consulting, training and license prepayment fees.

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

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998. The adoption of this interpretation did not have an impact on the accompanying financial statements.

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

(b) Stock Option Plans

    The following table shows the Company's stock option plans, the number of shares reserved for issuance by the Company's Board of Directors, and the number of shares available for future issuance as of December 31, 2000:

                                                                                              Number of Shares
                                                                                            Available for Future
                                                               Number of Shares                Issuance as of
          Plan Name                                          Reserved for Issuance            December 31, 2000
          --------------------------------------         ----------------------------     ------------------------
           1987 Stock Plan                                           600,000                             -
           1994 Stock Option Plan                                    534,850                           787
           1995 Director Stock Option Plan                           100,000                        18,000
           1995 Employee Stock Purchase Plan                         700,000                       115,422
           1997 Stock Incentive Plan                                 500,000                        25,873
           2000 Stock Incentive Plan                                 800,000                       504,900
                                                         ----------------------------     ------------------------
                                                                   3,234,850                       664,982
                                                         ----------------------------     ------------------------

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

The following table summarizes the stock option activity for each the three years in the period ended December 31, 2000:

                                                         Number of       Option Price       Weighted Average
                                                          Shares           per Share          Option Price
                                                        ----------    ----------------    ------------------
Outstanding at December 31, 1997                          819,780      $1.60 - $20.00           $  6.65
Granted                                                   835,698         3.00 - 7.50              4.94
Exercised                                                 (18,050)        1.60 - 7.50              4.58
Canceled                                                 (907,789)       3.81 - 20.00              6.90
                                                        ---------      --------------           -------
Outstanding at December 31, 1998                          729,639      $3.00 - $10.00           $  4.44
Granted                                                   656,320         2.75 - 5.25              3.45
Exercised                                                 (24,156)        3.00 - 3.88              3.13
Canceled                                                 (192,509)        3.00 - 7.50              4.35
                                                        ---------      --------------           -------
Outstanding at December 31, 1999                        1,169,294      $2.75 - $10.00           $  3.92
Granted                                                   773,600         0.72 - 9.31              3.53
Exercised                                                 (93,744)        2.81 - 7.50              4.11
Canceled                                                 (143,738)        2.75 - 9.31              4.78
                                                        ---------      --------------           -------
Outstanding at December 31, 2000                        1,705,412      $0.72 - $10.00           $  3.66
                                                        =========      ==============           =======
Exercisable at December 31, 2000                          605,177      $2.75 - $10.00           $  4.17
                                                        =========      ==============           =======
Exercisable at December 31, 1999                          340,741      $3.00 - $10.00           $  4.53
                                                        =========      ==============           =======
Exercisable at December 31, 1998                          250,366      $3.00 - $10.00           $  4.59
                                                        =========      ==============           =======

The range of exercise prices for options outstanding and options exercisable at December 31, 2000 is as follows:

                                             Options Outstanding              Options Exercisable
                                     --------------------------------      -------------------------------
                                       Weighted
                                        Average                                                Weighted
                                       Remaining          Weighted                              Average
Range of Exercise      Options        Contractual         Average            Options            Exercise
    Prices          Outstanding          Life         Exercise Price        Exercisable           Price
-----------------  -------------     -------------   ----------------      -------------     -------------
$ 0.72-1.00            236,600           9.99             $  0.81                  0           $   0.00
$ 1.88-2.50             56,250           9.81                2.26                  0               0.00
$ 2.75-4.50          1,102,020           8.53                3.61            523,960               3.80
$ 4.75-6.38            233,143           8.65                5.53             38,210               5.05
$ 7.50-10.00            77,399           7.19                8.22             43,007               7.73
                     ---------           ----             -------            -------           --------
                     1,705,412           8.76             $  3.66            605,177           $   4.17
                     =========           ====             =======            =======           ========

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

(c) Stock-Based Compensation

SFAS No. 123 Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options to be included in the statement of income of disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issue to Employees, and elect the disclosure-only alternative under SFAS No. 123.

The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the three years ended December 31, 2000, using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

                                             2000              1999                 1998
                                         -------------    --------------       --------------
Risk-free interest rate                   5.24 - 6.6%      4.80 - 6.38%         4.65 - 5.71%
Expected dividend yield                             0                 0                    0
Expected lives of option grants             7.0 Years         7.0 Years            7.0 Years
Expected volatility                              160%               90%                  70%
Weighted average fair value of
options granted                              $   3.53          $   2.85            $    3.25

For the purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and Purchase Plan shares been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the effect would have been as follows:

                                                             2000            1999          1998
                                                         ------------     ----------    ----------
                                                          (In thousands, except per share amounts)
Net loss as reported                                       $(12,816)       $(1,952)      $(1,488)
Pro forma net loss as adjusted                              (14,316)        (2,883)       (2,384)
Basic and diluted loss per share as reported                 ($2.01)        ($0.32)       ($0.23)
Pro forma basic and diluted loss per share as adjusted       ($2.52)        ($0.53)       ($0.43)

(d) Stock Repurchase Program


In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. No shares were purchased in 2000. As of December 31, 2000, 501,300 shares had been repurchased at a cost of $1,869,000.

(4) INCOME TAXES

(Loss) income before provision for income taxes consists of the following (in thousands):

Years ended December 31,            2000          1999       1998
                                 --------       -------    --------
Domestic                         (11,051)       (2,753)      (545)
Foreign                              506         1,137       (893)
                                 -------        ------     ------
Total                            (10,545)       (1,616)    (1,438)

The components of the provision for income taxes for each of the three years in the period ended December 31, 2000 are as follows:

                                          2000           1999        1998
                                        --------       --------    --------
                                                 (In thousands)
      Federal
         Current                        $     (7)      $      -    $    (71)
         Deferred                         (4,159)        (1,680)       (675)
                                        ========       ========    ========
                                          (4,166)        (1,680)       (746)
                                        --------       --------    --------
      State
         Current                              17              6           7
         Deferred                            (66)           (36)        (31)
                                        --------       --------    --------
                                             (49)           (30)        (24)
                                        --------       --------    --------
      Foreign
         Withholding                          77            133          48
         Income                              311            203          66
                                        --------       --------    --------
                                             388            336         114
                                        --------       --------    --------

      Change in Valuation Allowance        6,098          1,710         706
                                        ========       ========    ========

                                        $  2,271       $    336    $     50
                                        ========       ========    ========


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

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                           2000         1999
                                                        ---------     --------
                                                             (In thousands)
      Net operating loss carryforward                   $   6,607     $  3,152
      Research and development tax credit carryforward      1,561        1,305
      Depreciation                                            199          201
      Deferred revenue                                        312          345
      Other temporary differences                           1,503          954
                                                        ---------     --------
                                                           10,182        5,957
      Valuation allowance                                 (10,182)      (4,084)
                                                        ---------     --------
      Net deferred tax asset                            $       -     $  1,873
                                                        =========     ========

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                      2000      1999      1998
                                                     ------    ------    ------
     Provision at federal statutory rate             (34.0)%   (34.0)%   (34.0)%
     State income tax, net of federal benefits        (0.3)     (1.2)     (1.1)
     Foreign income and withholding taxes              1.8     (24.0)     27.9
     Change in valuation allowance                    57.8     105.8      49.1
     Utilization of tax credits                          -     (17.8)    (21.0)
     Other, net                                       (3.8)     (8.0)    (17.4)
                                                     -----     -----     -----
                                                      21.5%     20.8%      3.5%
                                                     =====     =====     =====

(5) COMMITMENTS

The Company leases its facilities and certain equipment under operating leases. The future minimum annual payments under these leases at December 31, 2000 are as follows:

                           For the
                         Year Ended                   Amounts
                         December 31,             (In thousands)
                         -----------              --------------
                            2001                   $      2,156
                            2002                          1,579
                            2003                          1,148
                            2004                            966
                            2005                            885
                         Thereafter                         379
                                                   ------------
                                                   $      7,113


Rent, office lease and equipment lease expense under the above leases, net of rental income from sub-leases, was approximately $3,114,000 in 2000, $3,159,000 in 1999, and $2,931,000 in 1998.

(6) ACCRUED EXPENSES

Accrued expenses consist of the following:

     (In thousands)
                                                      2000              1999
                                                    --------          --------
     Accrued payroll and related expenses           $  1,651          $  1,730
     Accrued commissions                                 467               624
     Accrued bonuses                                     246               286
     Accrued professional fees                           481               201
     Accrued taxes                                       568               826
     Accrued sales office closing                        522                 -
     Other accrued expenses                            1,606             1,027
                                                    --------          --------
                                                    $  5,541          $  4,694
                                                    ========          ========

In December 2000, there was a major emphasis on reducing the worldwide sales infrastructure. At the time, the Company made the decision to close or reduce the size of several sales offices, as some were not being fully utilized, due to staff cuts, and others had cost structures that could not be supported by the revenue generated by the office. The Company recorded a $522,000 liability in December 2000 associated with these closings. It is anticipated that substantially all of these sales offices will be closed by March 2001.

(7) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Domestic and international sales as a percentage of total revenues are as follows:

                                2000          1999          1998
                               ------        ------        ------
          United States            56%           54%           53%
          Europe                   32            31            27
          Other                    12            15            20
                               ------        ------        ------
                                  100%          100%          100%
                               ======        ======        ======

Domestic and international long-lived assets are as follows:

                                              2000          1999
                                             ------        ------
               United States                $ 1,755       $ 1,037
               Europe                           347           355
               Other                             25           104
                                            -------       -------
                                            $ 2,127       $ 1,496
                                            =======       =======

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

                                                                               Unallocated
                                                 Expert          Network        Corporate
                                              Manufacturing     Management     Costs/Assets     Total
                                              -------------     ----------     ------------    -------
 Year ended December 31, 2000

  Revenues                                    $      11,965     $   15,610                     $  27,575
                                              =============     ==========                     =========
  Net contribution                            $         570     $    4,012     $   (15,338)    $ (10,756)
                                              =============     ==========     ===========     =========
  Identifiable assets                         $       4,454     $    6,537     $     4,549     $  15,540
                                              =============     ==========     ===========     =========
  Fixed asset depreciation                    $         206     $      245     $       460     $     911
                                              =============     ==========     ===========     =========

                                                                               Unallocated
                                                 Expert          Network        Corporate
                                              Manufacturing     Management     Costs/Assets     Total
                                              -------------                    ------------    -------
 Year ended December 31, 1999

  Revenues                                    $      17,196     $   19,231                     $  36,427
                                              =============     ==========                     =========
  Net contribution                            $       4,381     $    5,975     $   (12,475)    $  (2,119)
                                              =============     ==========     ===========     =========
  Identifiable assets                         $       6,690     $    5,398     $    14,846     $  26,934
                                              =============     ==========     ===========     =========
  Fixed asset depreciation                    $         284     $      296     $       543     $   1,123
                                              -------------     ----------     -----------     ---------

                                                                               Unallocated
                                                 Expert          Network        Corporate
                                              Manufacturing     Management     Costs/Assets     Total
                                              -------------                    ------------    -------
Year ended December 31, 1998

 Revenues                                     $      18,107     $   16,871                     $  34,978
                                              =============     ==========                     =========
 Net contribution                             $       4,438     $    4,008     $   (10,599)    $  (2,153)
                                              =============     ==========     ===========     =========
 Identifiable assets                          $       5,513     $    4,723     $    18,032     $  28,268
                                              =============     ==========     ===========     =========
 Fixed asset depreciation                     $         357     $      289     $       599     $   1,245
                                              =============     ==========     ===========     =========

(9) VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at                                     Balance at
                                              Beginning of                                      End of
Description                                      Period         Additions       Deductions      Period
-----------                                   -------------     ----------     -----------    ----------
Allowance for Doubtful Accounts:

Year ended December 31, 2000                  $         364     $      134     $       113     $     385
                                              =============     ==========     ===========     =========

Year ended December 31, 1999                  $         423     $      305     $       364     $     364
                                              =============     ==========     ===========     =========

Year ended December 31, 1998                  $         354     $      110     $        41     $     423
                                              =============     ==========     ===========     =========

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

                                                        /s/ ARTHUR ANDERSEN LLP
                                                        -----------------------
                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 30, 2001

PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of January 31, 2001, except as otherwise noted, with respect to the beneficial ownership of shares of Common Stock by (1) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (2) the directors and director nominees of the Company, (3) the Chief Executive Officer and the Company's five other most highly compensated executive officers, four of whom were serving as executive officers on December 31, 2000, and one of whom was not serving as an executive officer on December 31, 2000 (the "Named Executive Officers"), and (4) the directors and executive officers of the Company as a group.


                                                                                     AMOUNT AND NATURE OF
                                                                                   BENEFICIAL OWNERSHIP (1)
                                                                                 NUMBER OF          PERCENT OF
                 NAME AND ADDRESS OF BENEFICIAL OWNER                             SHARES            CLASS (2)
Dimensional Fund Advisors Inc.(3).....................................              399,900             6.25%
     1299 Ocean Avenue
     11th Floor
     Santa Monica, CA 90401
Special Situations Fund III, L.P.(4)..................................              516,000              8.5%
MGP Advisors Limited Partnership(4)...................................              516,000              8.5%
Special Situations Cayman Fund, L.P.(4)...............................              184,400              3.0%
     c/o CIBC Bank and Trust Company (Cayman) Limited
     CIBC Bank Building
     P.O. Box 694, Grand Cayman
     Cayman Islands, British West Indies
AWM Investment Company, Inc.(4).......................................              184,400              3.0%
     153 East 53rd Street, 55th Floor
     New York, NY  10022
Austin W. Marxe(4)....................................................              700,400             11.6%
David M. Greenhouse(4)................................................              700,400             11.6%
     c/o AWM Investment Company, Inc.
     153 E. 53 Street, 51st Floor
     New York, NY 10022
Edward Fredkin(5).....................................................              389,600             6.24%
     Hyslop Road
     Brookline, MA
Johan H. Magnusson(6).................................................              397,600             6.21%
     c/o Rocket Software, Inc.
     2 Apple Hill Drive
     Natick, MA 01760
Laurence W. Lytton(7).................................................              485,400             7.60%
     28 Sherwood Plance
     Scarsdale, NY  10583


Lowell B. Hawkinson (8)(9)(10)........................................              387,000             5.98%
Robert L. Moore (8)(17)...............................................               50,000               *
Patrick Courtin (8)(16)...............................................              129,667             2.01%
John A. Shane (8)(11).................................................               54,298               *
Theodore G. Johnson (8)(14)...........................................              181,875               *
Thomas E. Swithenbank (8)(12).........................................               27,000               *
William H. Wood (8)(18)...............................................               42,400               *
Barry R. Gorsun (8)(15)...............................................               23,000               *
Robert A. Degan (8)(13)...............................................               23,000               *
Carl Davies (8)(19)...................................................               26,028               *
Jeffrey A. Weber (8)(17)..............................................               25,000               *
James J. Slane (8)(20)................................................               13,334               *
All executive officers and directors as a group (13 persons)..........              985,602            15.19%

*  Less than 1%

(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after January 31, 2001 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.
(2) Number of shares deemed outstanding includes 6,466,947 shares outstanding as of January 31, 2001 plus any shares subject to options held by the person in question which are currently exercisable or exercisable within 60 days after January 31, 2001.
(3) The information reported is based on a Schedule 13G, dated February 2, 2001, filed with the Securities and Exchange Commission on February 2, 2001 by Dimensional Fund Advisors Inc., a Delaware corporation ("Dimensional"). Dimensional is an investment company registered under the Investment Advisors Act of 1940 that furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles are the "Portfolios." In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 399,900 shares. The Portfolios own all securities reported in this statement and Dimensional disclaims beneficial ownership of all such securities.
(4) The information is based on a Schedule 13D/A, dated December 10, 1999, filed with the Securities and Exchange Commission on December 10, 1999, collectively by Special Situations Fund III, L.P., a Delaware limited partnership ("SSF III"), MGP Advisers Limited Partnership, a Delaware limited partnership ("MGP"), Special Situations Cayman Fund, L.P., a Cayman Islands limited partnership (the "Cayman Fund"), AWM Investment Company, Inc., a Delaware corporation ("AWM"), Austin W. Marxe and David M. Greenhouse. AWM is the general partner of MGP and the general partner of and investment adviser to the Cayman Fund. SSF III and MGP beneficially own 516,000 shares, and the Cayman Fund and AWM beneficially own 184,400 shares. Messrs. Marxe and Greenhouse are officers, directors and members or are principal shareholders of MGP and AWM. Messrs. Marxe and Greenhouse have sole voting power and sole dispositive power over an aggregate of 700,400 shares, comprised of the 516,000 shares beneficially owned by SSF III and MGP and the 184,400 shares beneficially owned by the Cayman Fund and AWM.

(5) The information is as of February 15, 2000 and is based upon information provided to the Company on April 19, 2000 by a representative of Mr. Fredkin.
(6) The information reported is based on a Schedule 13G, filed with the Securities and Exchange Commission on February 7, 2001 by Johan H. Magnusson.
(7) The information reported is based on a Schedule 13G, filed with the Securities and Exchange Commission on January 16, 2001 by Laurence W. Lytton.
(8) The business address of the stockholder is c/o Gensym Corporation, 52 Second Ave., Burlington, MA 01803.
(9) Includes 12,000 shares held by trust for the benefit of Mr. Hawkinson's children, as to which shares Mr. Hawkinson disclaims beneficial ownership. Also includes shares held by Mr. Hawkinson's spouse, as to which shares Mr. Hawkinson disclaims beneficial ownership.
(10) Includes 10,000 shares of Common Stock subject to outstanding stock options.
(11) Includes 3,405 shares held by Palmer Service Corporation, of which Mr. Shane is the President and sole stockholder. Mr. Shane disclaims beneficial ownership except of his pecuniary interest therein. Also includes 41,500 shares of Common Stock subject to outstanding stock options.
(12) Includes 23,000 shares of Common Stock subject to outstanding stock options.
(13) Total of 23,000 shares of Common Stock subject to outstanding stock options.
(14) Includes 40,000 shares of Common Stock subject to outstanding stock options.
(15) Total of 23,000 shares of Common Stock subject to outstanding stock options.
(16) Total of 129,667 shares of Common Stock subject to outstanding stock options.
(17) Total of 25,000 shares of Common Stock subject to outstanding stock options.
(18) Total of 38,400 shares of Common Stock subject to outstanding stock options.
(19) Total of 26,028 shares of Common Stock subject to outstanding stock options.
(20) Total of 13,334 shares of Common Stock subject to outstanding stock options.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

    The following documents are included in Item 8 of this Amendment No. 1 to Annual Report on Form 10-K/A:

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

    (3) EXHIBITS

    The exhibits filed as part of this Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, which index is incorporated herein by reference.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter or year ended December 31, 2000

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A for the fiscal year ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                               GENSYM CORPORATION
                               (Registrant)

                              By: /s/ Lowell B. Hawkinson
                                 -----------------------------------
                                 Lowell B. Hawkinson
Dated: October 16, 2001          Chief Executive Officer and President
                                 (Principal Executive Officer)


                              By: /s/ Jeffrey A. Weber
                                 -----------------------------------
Dated: October 16, 2001          Jeffrey A. Weber
                                 Vice President of Finance and
                                 Administration, and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------
3.1             Amended and Restated Certificate of Incorporation of the
                Registrant (Incorporated by reference to the Registrant's Annual
                Report on Form 10-K filed on March 31, 1997)
3.2             Amended and Restated By-Laws of the Registrant (Incorporated by
                reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)
4.1             Specimen certificate for shares of the Registrant's Common Stock
                (Incorporated by reference to the Registration Statement on Form
                S-1 of the Registrant filed on December 21, 1995)
+10.1           1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 of the Registrant
                filed on December 21, 1995)
+10.2           1994 Stock Option Plan (Incorporated by reference to the
                Registration Statement on Form S-1 of the Registrant filed on
                December 21, 1995)
+10.3           1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant's Proxy Statement filed on April 6,
                1998)
+10.4           1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 1997)
10.5            Amended and Restated Registration Rights Agreement dated as of
                August 12, 1991 by and among the Registrant and the parties named therein (Incorporated by reference to the Registration
                Statement on Form S-1 of the Registrant filed on December 21,
                1995)
10.6            Lease dated as of January 1, 1995 by and between the Registrant and CambridgePark One Limited Partnership (Incorporated by
                reference to the Registration Statement on Form S-1 of the
                Registrant filed on December 21, 1995)
10.7            First Amendment to Lease dated as of December 2, 1996 between the Registrant and CambridgePark One Limited Partnership
                (Incorporated by reference to the Registrant's Annual Report on
                Form 10-K filed on March 31, 1997)
10.8            Second Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership
                (Incorporated by reference to the Registrant's Annual Report on
                Form 10-K filed on March 31, 1997)
10.9            Third Amendment to Lease dated as of January 24, 1997 between the Registrant and CambridgePark One Limited Partnership
                (Incorporated by reference to the Registrant's Annual Report on
                Form 10-K filed on March 31, 1997)
10.10           Fourth Amendment to Lease dated as of December 4, 1998 between the Registrant and CambridgePark One Limited Partnership
10.11#          Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-
                Science Corporation (Incorporated by reference to the
                Registration Statement on Form S-1 of the Registrant filed on
                December 21, 1995)
+10.12          1997 Stock Incentive Plan (Incorporated by reference to the
                Registrant's Quarterly Report on Form 10-Q filed on August 13,
                1997)
10.13           Sublease Agreement dated August 26, 1997 between Gensym
                Corporation and Spaulding & Slye Services Limited Partnership
                (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 12, 1997)
10.14           Rights Agreement, dated as of April 8, 1997, between Gensym
                Corporation and State Street Bank & Trust Company, as Rights
                Agent (Incorporated by reference to the Registrant's Current
                Report on Form 8-K filed on April 17, 1997)
+10.15          Severance arrangement with Lowell Hawkinson dated June 24, 1999.
+10.16          Severance arrangement with Robert Moore dated October 29, 1999.
+10.17          Severance arrangement with William Wood dated September 8, 1999.
+10.18          Severance arrangement with Carl Davies dated February 12, 2001.
10.19           Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordbloom and Peter C. Nordbloom, as Trustees
+10.20          2000 Stock Incentive Plan (Incorporated by reference to the
                Registrants Definitive Proxy Statement on Schedule 14A filed on
                April 24, 2000)

21              Subsidiaries of the Registrant
23*             Consent of Arthur Andersen LLP

Notes
-----
*   Filed herewith.
# Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+ Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.