Form 10-Q/A
period 2001-03-31
GENSYM CORP
filed 2001-10-17
CIK 1005387

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        Amendment No. 1 to Form 10-Q on
                                  FORM 10-Q/A

(Mark one)
   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934

                     For three months ended March 31, 2001

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

                              GENSYM CORPORATION

                               Explanatory Note

     This Amendment No. 1 to the Quarterly Report for the quarterly period ended March 31, 2001 of Gensym Corporation (the "Company") is being filed by the Company to amend and restate Item 1 and Item 2. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items are amended and restated in their entirety as set forth in this Amendment No. 1.

     Item 1 of this Amendment No. 1 includes additional disclosure concerning
(1) the Company's costs of revenues related to products and services, (2) the Company's revenue recognition policies and (3) restructuring costs recorded by the Company.

     Item 2 of this Amendment No. 1 includes additional disclosure concerning
(1) the Company's revenues related to products and services, (2) the Company's costs of revenues related to products and services, (3) the Company's operating expenses and (4) the Company's plan for achieving profitability.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(in thousands, except share amounts)                                          March 31,             December 31,
                                                                                2001                    2000
                                                                            ------------          ---------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                $    2,103           $    2,657
    Short-term investments                                                            -                  698
    Accounts receivable, net                                                      6,979                8,800
    Prepaid expenses                                                              1,168                1,258
                                                                             ----------           ----------
        Total current assets                                                     10,250               13,413

Property and Equipment, net                                                       1,948                1,397

Deposits and other assets                                                           686                  730
                                                                             ----------           ----------
                                                                             $   12,884           $   15,540
                                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                         $    1,350           $    1,068
    Accrued expenses                                                              4,686                5,541
    Deferred revenue                                                              6,769                6,519
                                                                             ----------           ----------
      Total current liabilities                                                  12,805               13,128

Long-term liabilities                                                                15                    -

Stockholders' Equity:
    Preferred stock, $.01 par value -
      Authorized - 2,000,000 shares
      Issued and outstanding - none                                                   -                    -
    Common stock, $.01 par value -
      Authorized - 20,000,000 shares
      Issued - 6,968,270 shares as of March 31, 2001 and
        December 31, 2000
     Outstanding - 6,466,970 shares as of March 31, 2001 and
        December 31, 2000                                                            70                   70
    Capital in excess of par value                                               21,620               21,620
    Treasury stock - 501,300 shares as of March 31, 2001 and
        December 31, 2000, at cost                                               (1,869)              (1,869)
    Accumulated deficit                                                         (18,082)             (15,869)
    Cumulative translation adjustment                                            (1,675)              (1,540)
                                                                             ----------           ----------
      Total stockholder's equity                                                     64                2,412
                                                                             ----------           ----------
                                                                             $   12,884           $   15,540
                                                                             ==========           ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(in thousands, except per share amounts)

                                                                      Three months ended
                                                                           March 31,
REVENUES:                                                         2001                   2000
                                                             -------------          -------------
 Product                                                       $    1,776             $   2,966
 Service                                                            3,657                 4,135
                                                               ----------             ---------
  Total revenues                                                    5,433                 7,101

COST OF REVENUES
 Product                                                              190                   294
 Service                                                            1,134                 2,072
                                                               ----------             ---------
  Total cost of revenues                                            1,324                 2,366
                                                               ----------             ---------
  Gross profit                                                      4,109                 4,735
                                                               ----------             ---------

OPERATING EXPENSES:
 Sales and marketing                                                3,093                 4,327
 Research and development                                           1,705                 1,805
 General and administrative                                           877                 1,504
 Restructuring charge                                                 601                     -
                                                               ----------             ---------
                                                                    6,276                 7,636
                                                               ----------             ---------

  Operating loss                                                   (2,167)               (2,901)

OTHER (EXPENSE) INCOME, NET                                           (18)                   69
                                                               ----------             ---------

 Loss before provision for
  income taxes                                                     (2,185)               (2,832)

PROVISION FOR INCOME TAXES                                             28                    60
                                                               ----------             ---------
  Net loss                                                     $   (2,213)            $  (2,892)
                                                               ==========             =========

  Basic and diluted loss
    per share                                                  $    (0.34)            $   (0.46)
                                                               ==========             =========

  Weighted average common shares
    outstanding                                                     6,467                 6,260
                                                               ==========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          2001              2000
                                                                                    --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $  (2,213)         $  (2,892)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
      Depreciation and amortization                                                         185                197
      Changes in assets and liabilities:
          Accounts receivable                                                             1,796              2,962
          Prepaid expenses                                                                   89               (400)
          Accounts payable                                                                  282                247
          Accrued expenses                                                                 (877)               897
          Other long-term liabilities                                                        17                  -
          Deferred revenue                                                                  250                (94)
                                                                                      ---------          ---------
              Net cash (used in) provided by operating activities                          (471)               917
                                                                                      =========          =========

CASH FLOW FROM INVESTING ACTIVITIES:
  Sales of short-term investments                                                           698              3,473
  Purchases of short-term investments                                                         -             (1,476)
  Purchases of property and equipment                                                      (736)              (232)
  Decrease in other assets                                                                   44                  7
                                                                                      ---------          ---------
              Net cash provided by investing activities                                       6              1,772
                                                                                      ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capitalized lease obligations                                        (1)                 -
  Proceeds from exercise of stock options under stock plans                                   -                379
                                                                                      ---------          ---------
              Net cash (used in) provided by financing activities                            (1)               379
                                                                                      ---------          ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (88)              (162)
                                                                                      ---------          ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (554)             2,906

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,657              5,710
                                                                                      =========          =========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   2,103          $   8,616
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


                                                 Three months ended
                                                      March 31,
                                                  2001         2000
                                               ----------  ----------
Comprehensive income (loss):
 Net loss                                       $(2,213)    $ (2,892)
 Other comprehensive loss
   Foreign currency translation adjustment         (135)        (173)
                                                -------     --------
     Comprehensive loss                         $(2,348)    $ (3,065)
                                                =======     ========

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

8. Restructuring Charges and other

     a. Office closings

     In December 2000, there was a major emphasis on reducing the Company's worldwide sales infrastructure. At the time, the Company made the decision to close or reduce the size of several sales offices, as some were not being fully utilized, due to staff cuts, and others had cost structures that could not be supported by the revenue generated by the office. The Company recorded a $522,000 liability in December 2000 associated with these closings. As of March 31, 2001, $85,000 has been paid out against the accrual.

     b. Restructuring charge in the quarter ended March 31, 2001

     In January 2001, the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consists of reductions in employee headcount, totaling 45 employees, or approximately 12% of the Company's workforce, from all operating groups and from all geographical areas. The $601,000 restructuring charge included on the accompanying condensed consolidated statement of operations consists entirely of severance related costs. Approximately $415,000 was paid out in the quarter ended March 31, 2001, and the remaining $186,000 is expected to be paid by December 31, 2001.

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

(in thousands)                                          Unallocated
                                 Expert      Network     Corporate
                             Manufacturing  Management  Costs/Assets    Total
                             -------------  ----------  ------------  ---------
Three months ended
March 31, 2001
  Revenes                    $       2,861  $    2,572                $   5,433
                             =============  ==========                =========
  Net contribution           $       1,246  $      374  $      (604)  $   1,016
                             =============  ==========  ===========   =========
  Identifiable assets        $       4,423  $    4,622  $     3,839   $  12,884
                             =============  ==========  ===========   =========
  Fixed asset depreciation   $          36  $       64  $        85   $     185
                             =============  ==========  ===========   =========

Three months ended
March 31, 2000
  Revenues                   $       2,983  $    4,118                $   7,101
                             =============  ==========  ===========   =========
  Net contribution           $           2  $    1,111  $      (705)  $     408
                             =============  ==========  ===========   =========
  Identifiable assets        $       4,203  $    5,028  $    15,982   $  25,213
                             =============  ==========  ===========   =========
  Fixed asset depreciation   $          53  $       54  $        90   $     197
                             =============  ==========  ===========   =========


Domestic and international sales as a percentage of total revenues are as follows:

                                 Three months ended
                                   March 31, 2001
                                 2001          2000
                                 ----          ----
          United States           61%           57%
          Europe                  29%           29%
          Other                   10%           14%
                                 ----          ----
                                 100%          100%
                                 ====          ====

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

Results of Operations

     The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

                                              Three months ended
                                                   March 31,
                                               2001        2000
                                              ------      ------
REVENUES:
 Product                                       32.7%       41.8%
 Service                                       67.3%       58.2%
                                              ------      ------
  Total revenues                              100.0%      100.0%

COST OF REVENUES
 Product                                        3.5%        4.1%
 Service                                       20.9%       29.2%
                                              ------      ------
  Total cost of revenues                       24.4%       33.3%

                                              ======      ======
  Gross profit                                 75.6%       66.7%

OPERATING EXPENSES:
 Sales and marketing                           56.9%       60.9%
 Research and development                      31.4%       25.4%
 General and administration                    16.1%       21.2%
 Restructuring charge                          11.1%          -
                                              ------      ------
                                              115.5%      107.5%

  Operating loss                              (39.9%)     (40.8%)

OTHER (EXPENSE) INCOME, NET                    (0.3%)       0.9%
                                              ------      ------

  Loss before provision
    for income taxes                          (40.2%)     (39.9%)

PROVISION FOR INCOME TAXES                      0.5%        0.8%
                                              ------      ------

  Net Loss                                    (40.7%)     (40.7%)
                                              ======      ======

Three Months Ended March 31, 2001 and 2000

Revenues


     The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues were $5.4 million for the three months ended March 31, 2001 as compared to $7.1 million for the same period in 2000, a decrease of $1.7 million, or 23.5%. The decrease was caused by lower product revenue of $1.2 million and lower service revenues of $0.5 million.

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

Cost of Revenues

     Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three months ended March 31, 2001 were $1.3 million. This was a decrease of $1.0 million, or 44.0%, compared with the first quarter of fiscal 2000. The decrease in cost of revenues was in large part due to a reduction in consulting expenses. Consulting expenses were $0.7 million for the three months ended March 31, 2001 compared to $1.5 million for the same period in 2000. The decrease in expenses was primarily the result of a decrease in the Company's consulting headcount which resulted in a decrease in payroll and related costs of approximately $0.6 million million. Gross margin on revenues for the three months ended March 31, 2001 was 75.6% compared with 66.7% for the three-month period ended March 31, 2000. Gross margin increased in large part, to the significant decrease in expenses, which more than offset lower overall sales.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three months ended March 31, 2001 were $3.1 million, a decrease of $1.2 million, or 28.5%, from $4.3 million in the comparable quarter for fiscal 2000. The decrease was primarily due to a reduction in payroll and related expense of $0.5 million, travel costs of $0.2 million and a decrease in trade shows expense of $0.3 million. Compensation decrease is in line with the reduction in sales headcount. Sales and marketing expenses as a percentage of revenues were 56.9% for the quarter ended March 31, 2001 as compared to 60.9% for the quarter ended March 31, 2000. The decrease in sales and marketing expenses as a percentage of revenues resulted from the significant decrease in sales and marketing expenses, which more than offset lower revenues.

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

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the quarter ended March 31, 2001 were $877,000, a decrease of $627,000, or 41.7%, from $1.5 million for the comparable quarter in fiscal 2000. The decrease in expense was primarily due to decreased personnel related costs of $0.1 million, recruiting costs of $0.2 million, and legal costs and other professional services of $0.3 million. General and administrative expenses as a percentage of revenues were 16.1% for the quarter ended March 31, 2001 as compared to 21.2% for the quarter ended March 31, 2000. The decrease in this percentage resulted from the significant decrease in general and administrative expenses, which more than offset lower revenues during the quarter.

     Restructuring Charge. In January 2001, the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consists of reductions in employee headcount, totaling 45 employees, or approximately 12% of the Company's workforce, from all operating groups and from all geographical areas. The $601,000 restructuring charge consists entirely of severance related costs. Approximately $415,000 was paid out against the restructuring charge in the quarter ended March 31, 2001, and the remaining $186,000 is expected to be paid out by December 31, 2001. The severed employees were notified of their benefits in January 2001. Restructuring charges were 11.1% of revenues for the quarter ended March 31, 2001.

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

     The Company's March 31, 2001 cash and cash equivalents balance of $2.1 million decreased $554,000 from December 31, 2000. Cash used for operations in the first quarter of 2001 was $630,000, which consisted primarily of the net loss of $2.2 million and a decrease of accrued expenses of $1.0 million, partially offset by a decrease in accounts receivable of $1.8 million, an increase in accounts payable of $282,000 and an increase in deferred revenue of $250,000.

     Cash provided by investing activities was $6,000 which primarily consisted of $698,000 received from the sale of short-term securities and $44,000 received from other assets partially offset by $736,000 used to purchase equipment. Cash used in financing activities for the first quarter of 2001 was $1,000 and resulted from making principal payments on capital lease obligations. Cash decreased $135,000 due to the effect of currency fluctuation.

     The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and for the three months ended March 31, 2001, and may need to obtain additional funding or alternative means of financial support, or both. Management's operational plan relies heavily on achieving profitability in the third quarter of 2001 and beyond. This return to profitability is based on expense control, projected annual cost reductions (excluding restructuring charges) of approximately $ 10.4 million related to reduced headcount, office closings, travel and general costs of doing business, and increased revenues from new and existing products in the e-Infrastructure marketplace. Subsequent to March 31, 2001, the Company revised the 2001 operating plan to further reduce operating costs in order to achieve operating profitability in the fourth quarter of 2001 and beyond. The additional reduction in annual operating costs (excluding restructuring charges) totals $1.1 million and results from the April 2001 severance action. Management is also seeking to identify additional funding sources of an equity and/or debt nature. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate.

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

  Possible Delisting from the Nasdaq National Market. The Company has received a notice from the Nasdaq National Market that its common stock has failed to maintain the required minimum market value public float of $5,000,000 over a period of 30 consecutive trading days. As a result, the Nasdaq National Market has provided Gensym with 90 calendar days, or until June 25, 2001, to regain compliance with this requirement or be delisted from trading. If the Company is unable to regain compliance with this requirement during this time, and any appeal to the Nasdaq National Market for relief from this requirement is unsuccessful, the Company's common stock will be delisted from trading by the Nasdaq National Market. If the Company's common stock is deslisted from the Nasdaq National Market, its liquidity and trading price could be negatively impacted.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GENSYM CORPORATION



                                By: /s/ Lowell B. Hawkinson
                                   --------------------------------------------
     Dated: October 16, 2001       Lowell B. Hawkinson
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)


                                By: /s/ Jeffrey A. Weber
                                   --------------------------------------------
     Dated: October 16, 2001       Jeffrey A. Weber
                                   Vice President of Finance and
                                   Administration, and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)