Form 10-Q/A
period 2001-06-30
GENSYM CORP
filed 2001-10-17
CIK 1005387

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
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.


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

                              GENSYM CORPORATION

                               Explanatory Note

     This Amendment No. 1 to the Quarterly Report for the quarterly period ended June 30, 2001 of Gensym Corporation (the "Company") is being filed by the Company to amend and restate Item 1 and Item 2. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items are amended and restated in their entirety as set forth in this Amendment No. 1.

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

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(in thousands, except share amounts)                                                                    June 30,       December 31,
                                                                                                          2001             2000
                                                                                                     --------------   --------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                                           $     1,379      $    2,657
  Short-term investments                                                                                        -             698
  Accounts receivable, net                                                                                  4,710           8,800
  Prepaid expenses                                                                                            541           1,258
  Deferred income taxes                                                                                         -               -
                                                                                                     --------------   --------------
    Total current assets                                                                                    6,630          13,413

Property and Equipment, net                                                                                 1,747           1,397

Deposits and other assets                                                                                     654             730
                                                                                                     --------------   --------------
                                                                                                      $     9,031      $   15,540
                                                                                                     ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                                                    $     1,277      $    1,068
  Accrued expenses                                                                                          3,653           5,541
  Deferred revenue                                                                                          6,031           6,519
                                                                                                     --------------   --------------
    Total current liabilities                                                                              10,961          13,128

Long-term liabilities                                                                                          25               -

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value -
    Authorized - 2,000,000 shares, issued and outstanding - none                                                -               -
  Common stock, $.01 par value, authorized - 20,000,000 shares Issued - 7,055,316 shares as of June 30, 2001 and 6,968,270 December 31, 2000 Outstanding -
      6,554,016 shares as of June 30, 2001 and 6,466,970 as of December 31, 2000                               71              70
  Capital in excess of par value                                                                           21,679          21,620
  Treasury stock                                                                                          (1,869)          (1,869)
  Accumulated deficit                                                                                    (21,089)         (15,869)
  Cumulative translation adjustment                                                                         (747)          (1,540)
                                                                                                     --------------   --------------
    Total stockholder's equity (deficit)                                                                  (1,955)           2,412
                                                                                                     --------------   --------------
                                                                                                      $     9,031      $   15,540
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

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

     (in thousands, except for per share amounts)
                                                                          Three months ended          Six months ended
                                                                               June 30,                   June 30,
REVENUES:                                                                2001          2000           2001          2000
                                                                      ----------    ----------     ----------    ----------
  Product                                                              $  1,427      $  3,268       $  3,203      $  6,234
  Service                                                                 3,574         4,005          7,231         8,140
                                                                      ----------    ----------     ----------    ----------
    Total revenues                                                        5,001         7,273         10,434        14,374

COST OF REVENUES
  Product                                                                   264           226            454           520
  Service                                                                 1,005         1,770          2,139         3,842
                                                                      ----------    ----------     ----------    ----------
    Total cost of revenues                                                1,269         1,996          2,593         4,362

                                                                      ----------    ----------     ----------    ----------
    Gross profit                                                          3,732         5,277          7,841        10,012

OPERATING EXPENSES:
  Sales and marketing                                                     2,772         4,057          5,865         8,384
  Research and development                                                1,489         1,957          3,194         3,762
  General and administrative                                              1,262         1,102          2,139         2,606
  Restructuring                                                           1,131             -          1,732             -
                                                                      ----------    ----------     ----------    ----------
                                                                          6,654         7,116         12,930        14,752
                                                                      ----------    ----------     ----------    ----------

    Operating loss                                                       (2,922)       (1,839)        (5,089)       (4,740)

OTHER (EXPENSE) INCOME, NET                                                  (4)           (9)           (22)           60
                                                                      ----------    ----------     ----------    ----------
  Loss before provision for income taxes                                 (2,926)       (1,848)        (5,111)       (4,680)

PROVISION FOR INCOME TAXES                                                   81            15            109            75
                                                                      ----------    ----------     ----------    ----------
  Net loss                                                             $ (3,007)     $ (1,863)      $ (5,220)     $ (4,755)
                                                                      ==========    ==========     ==========    ==========
  Basic and diluted loss per share                                     $  (0.46)     $  (0.29)      $  (0.80)     $  (0.75)
                                                                      ==========    ==========     ==========    ==========
  Weighted average common shares outstanding                              6,510         6,367          6,489         6,313
                                                                      ==========    ==========     ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                     $ (5,220)              $ (4,755)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                                                  370                    431
    Non-cash portion of restructuring charge                                                       657                      -
    Changes in assets and liabilities:
     Accounts receivable                                                                         4,122                  2,013
     Prepaid expenses                                                                              696                    (56)
     Accounts payable                                                                              211                    299
     Accrued expenses                                                                           (1,652)                   788
     Other long-term liabilities                                                                    28                      -
     Deferred revenue                                                                             (469)                  (225)
                                                                                             -----------            -----------
       Net cash used in operating activities                                                    (1,257)                (1,505)
                                                                                             -----------            -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Sales of short-term investments                                                                   698                  1,787
 Purchases of property and equipment                                                              (747)                  (415)
 Decrease in other assets                                                                           76                     12
                                                                                             -----------            -----------
       Net cash provided by investing activities                                                    27                  1,384
                                                                                             -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capitalized lease obligations                                                (2)                     -
 Proceeds from exercise of stock options and issuance
  of common stock under stock plans                                                                 60                    580
                                                                                             -----------            -----------
       Net cash provided by financing activities                                                    58                    580
                                                                                             -----------            -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (106)                  (244)
                                                                                             -----------            -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (1,278)                   215

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   2,657                  5,710
                                                                                             -----------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  1,379               $  5,925
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

                                                              Three months ended              Six months ended
                                                                   June 30,                       June 30,
                                                              2001           2000            2001           2000
                                                          -----------    -----------     -----------    -----------
Comprehensive income (loss):
 Net loss                                                  $ (3,007)      $ (1,863)       $ (5,220)      $ (4,755)
 Other comprehensive income (loss)
  Foreign currency adjustment                                    24            (76)           (111)          (249)
                                                          -----------    -----------     -----------    -----------
    Comprehensive loss                                     $ (2,983)      $ (1,939)       $ (5,331)      $ (5,004)
                                                          ===========    ===========     ===========    ===========

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

8. Restructuring Charges and other

    a. Office closings

          In December 2000, there was a major emphasis on reducing the Company's worldwide sales infrastructure. At the time, the Company made the decision to close or reduce the size of several sales offices, as some were not being fully utilized, due to staff cuts, and others had cost structures that could not be supported by the revenue generated by the office. The Company recorded a $522,000 liability in December 2000 associated with these closings. For the six months ended June 30, 2001, $193,000 was paid out against the accrual.

    b. Restructuring charge in the quarter ended March 31, 2001

          In January 2001, the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consists of reductions in employee headcount, totaling 45 employees, or approximately 12% of the Company's workforce, from all operating groups and from all geographical areas. The $601,000 restructuring charge included on the accompanying condensed consolidated statement of operations consists entirely of severance related costs. Approximately $504,000 was paid out in the six-month period ended June 30, 2001, and it is expected that the remaining $97,000 will be paid by December 31, 2001.

    c. Restructuring charge in the quarter ended June 30, 2001

          During the quarter ended June 30, 2001, the Company's management undertook a restructuring plan to reduce operating costs. The restructuring charge totaled $1,131,000 and was comprised of three items:
       1) employee severance costs of approximately $474,000, 2) a write-off of the cumulative translation adjustment of $595,000 associated with the specific countries where foreign sales offices were closed and the Company decided to liquidate the related subsidiaries, and 3) the write-off of assets specific to the closing of the offices of approximately $62,000.

          The $474,000 employee severance portion of the restructuring charge related entirely to the involuntary severance of 13 employees from all operating groups in the U.S. geographic area. Approximately $290,000 was paid in the three-month period ended June 30, 2001, and the remaining $184,000 is expected to be paid by December 31, 2001.

    d. Restructuring charge in the quarter ended September 30, 2001

          In July and August 2001, the Company's management undertook separate and distinct restructuring plans to reduce operating costs. The restructuring plans consist of reductions in employee headcount, totaling 12 employees in July and 50 employees in August. The employees severed in July were from all operating groups and from the U.S. geographic area. The employees severed in August were from all groups and from all geographic areas. The Company will record restructuring charges of approximately $125,000 and $770,000 during the quarter ended September 30, 2001 related to the July 2001 and August 2001 reductions in headcount, respectively.

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

(in thousands)

                                                                                          Unallocated
                                                          Expert            Network        Corporate
                                                       Manufacturing      Management      Costs/Assets        Total
                                                      ---------------    ------------    --------------    ------------
Three months ended June 30, 2001
  Revenues                                               $  2,341          $  2,660                         $    5,001
                                                         ========          ========                         ==========
  Net contribution                                       $  1,130          $    523         $  (4,575)      $   (2,922)
                                                         ========          ========         =========       ==========
  Identifiable assets                                    $  2,852          $  3,486         $   2,693       $    9,031
                                                         ========          ========         =========       ==========
  Fixed asset depreciation                               $     39          $     59         $      87       $      185
                                                         ========          ========         =========       ==========

Three months ended June 30, 2000
  Revenues                                               $  3,588          $  3,685                         $    7,273
                                                         ========          ========                         ==========
  Net contribution                                       $    684          $  1,018         $  (3,541)      $   (1,839)
                                                         ========          ========         =========       ==========
  Identifiable assets                                    $  5,094          $  4,859         $  13,317       $   23,270
                                                         ========          ========         =========       ==========
  Fixed asset depreciation                               $     54          $     61         $     119       $      234
                                                         ========          ========         =========       ==========

                                                                                          Unallocated
                                                          Expert            Network        Corporate
                                                       Manufacturing      Management      Costs/Assets        Total
                                                      ---------------    ------------    --------------    ------------
Six months ended June 30, 2001
  Revenues                                               $  5,202          $  5,232                         $   10,434
                                                         ========          ========                         ==========
  Net contribution                                       $  2,376          $    897         $  (8,362)      $   (5,089)
                                                         ========          ========         =========       ==========
  Identifiable assets                                    $  2,852          $  3,486         $   2,693       $    9,031
                                                         ========          ========         =========       ==========
  Fixed asset depreciation                               $     75          $    123         $     172       $      370
                                                         ========          ========         =========       ==========

Six months ended June 30, 2000
  Revenues                                               $  6,571          $  7,803                         $   14,374
                                                         ========          ========                         ==========
  Net contribution                                       $    685          $  2,130         $  (7,555)      $   (4,740)
                                                         ========          ========         =========       ==========
  Identifiable assets                                    $  5,094          $  4,859         $  13,317       $   23,270
                                                         ========          ========         =========       ==========
  Fixed asset depreciation                               $    107          $    115         $     209       $      431
                                                         ========          ========         =========       ==========

Domestic and international sales as a percentage of revenues are as follows:

                                              Three months ended                    Six months ended
                                                   June 30,                             June 30,
                                           --------------------------          --------------------------
                                             2001              2000              2001              2000
                                           --------          --------          --------          --------
               United States                   54%               55%               58%               56%
               United Kingdom                  12%                7%               10%               10%
               Rest of Europe                  17%               28%               19%               22%
               Other                           17%               10%               13%               12%
                                           --------          --------          --------          --------
                                              100%              100%              100%              100%
                                           --------          --------          --------          --------

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

     As part of the August 2001 restructuring plan, Gensym has realigned its software and service products into two major product lines: one comprised of Gensym's G2(R)/Integrity/Optegrity(TM) and related products and the other comprised of Gensym's new NetCure(TM) product. The G2/Integrity/Optegrity product line is well established and currently provides almost all of the Company's revenue. NetCure is a recently released product with powerful out-of-the-box capability for network root-cause analysis and event/fault correlation.

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

Results of Operations

     The following table sets forth, as a percentage of total revenues, condensed consolidated statements of operations data for the periods indicated:

                                                           Three months ended                     Six months ended
                                                                 June 30,                              June 30,
                                                         2001               2000               2001               2000
                                                       --------           --------           --------           --------
REVENUES:
 Product                                                 28.5%              44.9%              30.7%              43.4%
 Service                                                 71.5%              55.1%              69.3%              56.6%
                                                       --------           --------           --------           --------
  Total revenues                                        100.0%             100.0%             100.0%             100.0%

COST OF REVENUES
 Product                                                  5.3%               3.1%               4.4%               3.6%
 Service                                                 20.1%              24.3%              20.5%              26.7%
                                                       --------           --------           --------           --------
  Total cost of revenues                                 25.4%              27.4%              24.9%              30.3%
                                                       --------           --------           --------           --------
  Gross profit                                           74.6%              72.6%              75.1%              69.7%

OPERATING EXPENSES:
 Sales and marketing                                     55.4%              55.8%              56.2%              58.4%
 Research and development                                29.8%              26.9%              30.6%              26.2%
 General and administration                              25.2%              15.2%              20.5%              18.1%
 Restructuring                                           22.6%                 -               16.6%                 -
                                                       --------           --------           --------           --------
                                                        133.0%              97.9%             123.9%             102.7%

  Operating loss                                        (58.4%)            (25.3%)            (48.8%)            (33.0%)

OTHER INCOME, NET                                        (0.1%)             (0.1%)             (0.2%)              0.4%
                                                       --------           --------           --------           --------
  Income loss before provision
    for income taxes                                    (58.5%)            (25.4%)            (49.0%)            (32.6%)

PROVISION FOR INCOME TAXES                                1.6%               0.2%               1.0%               0.5%
                                                       --------           --------           --------           --------
  Net loss                                              (60.1%)            (25.6%)            (50.0%)            (33.1%)
                                                       ========           ========           ========           ========

Three and Six Months Ended June 30, 2001 and 2000

Revenues

     The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues for the three and six months ended June 30, 2001 were $5.0 million and $10.4 million, respectively. This represents a decrease of $2.3 million, or 31.2%, for the three-month period ended June 30, 2001 as compared to the same period in 2000 and a decrease of $3.9 million, or 27.4%, for the six-month period ended June 30, 2001 as compared to the same period in 2000. For the three-and six-month periods ended June 30, 2001, compared to the same periods of fiscal 2000, the decrease in total revenue was primarily attributable to decreased sales of product licenses. Both domestic and international markets contributed to the drop in revenues. For the three and six months ended June 30, 2001 international revenues as a percent of total were 46% and 42%, respectively, for the same periods of 2000 international revenues were 45% and 44%.

     Product. Product revenues for the three and six months ended June 30, 2001 were $1.4 million and $3.2 million, respectively, a decrease of $1.8 million, or 56.3%, and a decrease of $3.0 million, or 48.6%, from the comparable periods of fiscal 2000. Expert Manufacturing's product revenue decreased $1.1 million for three months ended June 30, 2001 and decreased $1.1 million for six months ended June 30, 2001, due to the Company's shift in focus to selling network management products. Network Management's product revenue decreased $0.7 million for three months ended June 30, 2001 and $1.9 million for six months ended June 30, 2001. due to the general slowdown in the telecommunications industry.

     Service. Service revenues include customer service support, consulting and training. For the three and six months ended June 30, 2001 service revenues were $3.6 million and $7.2 million, respectively, a decrease of $0.4 million, or 10.8%, and a decrease $0.9 million, or 11.2%, from the comparable periods of fiscal 2000. The decrease in service revenue was primarily due to a decline in consulting revenue activity, to a large extent, is driven by product sales. Consulting revenue decreased $0.4 million and $0.6 million for the respective periods.

Cost of Revenues

     Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and six months ended June 30, 2001 were $1.3 million and $2.6 million, respectively. This was a decrease of $0.7 million, or 36.4%, and a decrease of $1.8, or 40.6%, from the comparable periods of 2000. The decrease in costs for the three and six months ended June 30, 2001 versus the comparable periods in 2000 was due primarily to a decrease in personnel costs related to reduced staffing in consulting services amounting to $0.5 million for the three months ended June 30, 2001 and $1.0 million for the six months ended June 30, 2001. This was associated with reductions in headcount of 3 and 25 in the same periods. Gross margin percentage of 74.6% for the three months ended June 30, 2001 increased from 72.6% for the comparable quarter in fiscal 2000. Gross margin for the six months ended June 30, 2001 of 75.1% increased from the 69.7% gross margin for the comparable period in fiscal 2000. The increases in gross margin resulted primarily from the lower consulting services costs.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three and six months ended June 30, 2001 were $2.8 million and $5.9 million, respectively. The costs decreased $1.3 million, or 31.7%, from $4.1 million in the comparable quarter for fiscal 2000 and decreased $2.5 million, or 30.0%, from $8.4 million in the comparable six month period in 2000. The decreases were primarily due to lower personnel costs associated with reduced headcount which resulted in a decrease in payroll and related expenses of $0.7 million and $1.5 million for the three and six months periods. As a percentage of revenues, sales and marketing expenses were 55.4% and 56.2%, respectively, for the three and six months ended June 30, 2001 as compared to 55.8% and 58.4% for the comparable periods in fiscal 2000. The increase was primarily due to lower sales.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and six months ended June 30, 2001 were $1.5 million and $3.2 million, respectively, a decrease of $0.5 million, or 23.9%, and $0.6 million, or 15.1%, from $2.0 million and $3.8 million in the comparable periods of fiscal 2000. The decreased expense was primarily due to a decrease in personnel-related costs as a result of reduced headcount which generated a decrease of payroll and related expenses of $0.2 million and $0.4 million for the three and six months periods. As a percentage of revenues, research and development expenses were 29.8% and 30.6%, respectively, for the three and six months ended June 30, 2001 as compared to 26.9% and 26.2% for the comparable periods in fiscal 2000. The increase was primarily due to lower sales.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three and six months ended June 30, 2001 were $1.3 million and $2.1 million, respectively, an increase of $0.2 million, or 14.5%, and a decrease of $0.5 million, or 17.9%, for the comparable periods in fiscal 2000. . The decrease in expenses of $0.5 million for six month period was due to $0.3 million decrease in compensation related costs and reduced facility and support costs in connection with the Company's prior restructuring actions. As a percentage of revenues, general and administrative expenses were 25.2% and 20.5% for the three and six months ended June 30, 2001 as compared to 15.2% and 18.1% for the comparable periods in fiscal 2000. The increase was primarily due to lower sales.

     Restructuring Charge. In January 2001 and April 2001 the Company's management undertook restructuring plans to reduce operating costs. The restructuring plans consist of reductions in employee headcount and the write-off of assets associated with liquidated subsidiaries. For the three- and six-month periods ended June 30, 2001 the Company incurred restructuring charges of $1,131,000 and $1,732,000, respectively. The reduction in headcount totaled approximately 25% and 10% of the Company's employees in January and April, respectively. For the three- and six-month period ended June 30, 2001 the restructuring charge included a non-cash amount of $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe, the far east and Asia-Pacific. Approximately $794,000 was paid for employee severance in the six months ended June 30, 2001.

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

     The Company has incurred operating losses for each of the three years in the period ended December 31, 2000 and for the six months ended June 30, 2001, and will need to obtain additional funding or alternative means of financial support, or both to continue as a going concern. Management's operational plan for 2001 relies heavily on achieving operating profitability in the fourth quarter of 2001 and beyond. This return to profitability is based on expense control, projected annual cost reductions (excluding restructuring charges) of approximately $ 11.5 million related to reduced headcount, office closings, travel and general costs of doing business, and increased revenues from new and existing products in the e-Infrastructure marketplace. Subsequent to June 30, 2001, the Company revised the 2001 operating plan to further reduce operating costs in order to achieve operating profitability in the fourth quarter of 2001 and beyond. The additional reductions in operating costs total $2.0 million, and result from the July and August severance actions. Management is also seeking to identify additional funding sources of an equity and/or debt nature as well as the licensing and/or asset sale of some of the new technology developed by the Company in connection with its prior strategy of developing out-of-the box software solutions. However, there can be no assurance that such plans will be successful or that such funding or financial support will be available or adequate.

     On March 28, 2001, the Company entered into a credit facility with Silicon Valley Bank. The credit facility provides the Company the ability to borrow up to 80% of the Company's qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. This agreement is subject to certain restrictive covenants, including a monthly adjusted quick ratio covenant. At June 30, 2001 the Company did not have any borrowings outstanding under this facility. Also at June 30, 2001, the Company was not in compliance with the adjusted quick ratio covenant. Amounts under this credit facility are secured by substantially all of the corporate assets of Gensym Corporation

Factors That May Affect Future Results

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A for the quarter ended June 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENSYM CORPORATION



                                By:  /s/ Lowell B. Hawkinson
                                    -------------------------------------
Dated: October 16, 2001             Lowell B. Hawkinson
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



                                By:  /s/ Jeffrey A. Weber
                                    -------------------------------------
Dated: October 16, 2001             Jeffrey A. Weber
                                    Vice President of Finance and
                                    Administration, and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)