Form 10-Q
period 2001-09-30
GENSYM CORP
filed 2001-11-14
CIK 1005387

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
                                 Act of 1934.

               For the quarterly period ended September 30, 2001

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

                  Yes   X                             No ___
                       ---

     As of November 1, 2001 there were 6,554,016 shares of the Registrant's Common Stock outstanding.

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements

                      GENSYM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

in thousands, except share amounts)                                                 September 30,     December 31,
                                                                                        2001              2000
                                                                                   --------------    --------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                      $        1,283    $        2,657
    Short-term investments                                                                      -               698
    Accounts receivable, net                                                                4,988             8,800
    Prepaid expenses                                                                          468             1,258
                                                                                   --------------    --------------
      Total current assets                                                                  6,739            13,413

Property and Equipment, net                                                                 1,622             1,397

Deposits and other assets                                                                     702               730
                                                                                   --------------    --------------

                                                                                   $        9,063    $       15,540
                                                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Notes payable                                                                  $        1,041    $            -
    Accounts payable                                                                        1,344             1,068
    Accrued expenses                                                                        3,485             5,541
    Deferred revenue                                                                        5,984             6,519
                                                                                   --------------    --------------
      Total current liabilities                                                            11,854            13,128

Long-term liabilities                                                                          25                 -

Stockholders' Equity (Deficit):
    Preferred stock, $.01 par value - Authorized - 2,000,000 shares
      Issued and outstanding - none                                                             -                 -
    Common stock, $.01 par value - Authorized - 20,000,000 shares
      Issued - 7,055,316 shares as of September 30, 2001 and
           6,968,270 December 31, 2000
      Outstanding - 6,554,016 shares as of September 30, 2001
           and 6,466,970 as of December 31, 2000                                               71                70
    Capital in excess of par value                                                         21,679            21,620
    Treasury stock                                                                         (1,869)           (1,869)
    Accumulated deficit                                                                   (21,947)          (15,869)
    Cumulative translation adjustment                                                        (750)           (1,540)
                                                                                   --------------    --------------
      Total stockholder's equity (deficit)                                                 (2,816)            2,412
                                                                                   --------------    --------------

                                                                                   $        9,063    $       15,540
                                                                                   ==============    ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                              GENSYM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



(in thousands, except for per share amounts)
                                                      Three months ended                  Nine months ended
                                                         September 30,                      September 30,
REVENUES:                                             2001             2000              2001             2000
                                                  ------------    -------------      ------------     ------------
     Product                                      $     1,555     $      2,139       $     4,758      $     8,373
     Service                                            3,425            3,341            10,656           11,481
                                                  -----------    -------------      ------------     ------------
       Total revenues                                   4,980            5,480            15,414           19,854

COST OF REVENUES
     Product                                              161              231               615              751
     Service                                              863            1,698             3,002            5,540
                                                  -----------    -------------      ------------     ------------
       Total cost of revenues                           1,024            1,929             3,617            6,291

                                                  -----------    -------------      ------------     ------------
       Gross profit                                     3,956            3,551            11,797           13,563

OPERATING EXPENSES:
     Sales and marketing                                1,546            4,199             7,411           12,583
     Research and development                           1,077            1,959             4,271            5,721
     General and administrative                         1,145            1,062             3,284            3,668
     Restructuring charge                                 827                -             2,559                -
                                                  -----------    -------------      ------------     ------------
                                                        4,595            7,220            17,525           21,972
                                                  -----------    -------------      ------------     ------------

       Operating loss                                    (639)          (3,669)           (5,728)          (8,409)

OTHER (EXPENSE) INCOME, NET                              (207)              98              (229)             158
                                                  -----------    -------------      ------------     ------------

     Loss before provision
       for income taxes                                  (846)          (3,571)           (5,957)          (8,251)

PROVISION FOR INCOME TAXES                                 12            1,963               121            2,038
                                                  -----------    -------------      ------------     ------------

       Net loss                                   $      (858)   $      (5,534)     $     (6,078)    $    (10,289)
                                                  ===========    =============      ============     ============

       Basic and diluted loss
             per share                            $     (0.13)   $       (0.86)     $      (0.93)    $      (1.62)
                                                  ============   =============      ============     ============

       Weighted average common shares
             outstanding                                6,554            6,400             6,510            6,342
                                                  ============   =============      ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(in thousands)
                                                                                            Nine months ended
                                                                                              September 30,
                                                                                        2001              2000
                                                                                    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $     (6,078)     $    (10,289)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
           Depreciation and amortization                                                     562               638
           Loss on disposal of equipment                                                      22                 -
           Deferred taxes                                                                      -             1,873
           Non-cash portion of restructuring charge                                          657                 -
           Changes in assets and liabilities:
                 Accounts receivable                                                       3,823             4,464
                 Prepaid expenses                                                            764               733
                 Accounts payable                                                            282               382
                 Accrued expenses                                                         (1,832)              331
                 Other long-term liabilities                                                  28                 -
                 Deferred revenue                                                           (519)           (1,672)
                                                                                    ------------      ------------

                        Net cash used in operating activities                             (2,291)           (3,540)
                                                                                    ------------      ------------


CASH FLOW FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                                         698             4,278
     Purchases of property and equipment                                                    (837)             (635)
     Decrease in other assets                                                                 27                28
                                                                                    ------------      ------------

                        Net cash (used in) provided by investing activities                 (112)            3,671
                                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term financings                                                   1,041                 -
     Principal payments on capitalized lease obligations                                      (2)                -
     Proceeds from exercise of stock options and issuance
       of common stock under stock plans                                                      60               580
                                                                                    ------------      ------------

                        Net cash provided by financing activities                          1,099               580
                                                                                    ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (70)             (586)
                                                                                    ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (1,374)              125

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,657             5,710
                                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $      1,283      $      5,835
                                                                                    ============      ============

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

2.   Basis of Presentation

          The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2001 and the results of its operations for the three- and nine-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

3.   Cash Equivalents and Investments

          The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments are classified as held-to-maturity and are recorded at amortized cost at December 31, 2000. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. There were no short-term investments held as of September 30, 2001. Short-term investments held as of December 31, 2000 consisted of corporate bonds with original maturity dates greater than three months that mature within one year.

4.   Recently Issued Accounting Pronouncements

          In January 2001, the Company adopted the Financial Accounting Standards Board, (FASB), SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No.. 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

5.   Revenue Recognition


          The Company recognizes revenue from product sales upon product shipment provided that there are no uncertainties regarding acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is probable. If there are uncertainties regarding customer acceptance, revenue is deferred until the uncertainties are resolved. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition". For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor specific objective evidence of fair value (VSOE). The Company establishes VSOE based on either the price charged for the element when sold separately or for elements not yet sold separately, the price established by management with the relevant authority to do so. Software maintenance VSOE represents a consistent percentage of the license fees charged to customers for maintenance renewals. Consulting and training services VSOE represents standard rates, which the Company charges its customers when it sells these services separately. In accordance with SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", the Company uses the residual method when fair value does not exist for one of the delivered elements in the arrangements. Under the residual method, the fair value of the undelivered element is deferred and recognized when delivered. The Company has established VSOE for consulting, training and software maintenance services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with consulting, training or software maintenance.

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

          Revenues from the sales to resellers are recognized upon the delivery of the software, provided all other revenue recognition criteria, specified above, have been satisfied. The Company does not grant rights of return to any customers, including resellers.

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


6.   Comprehensive Income (Loss)

          The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income (loss) for the three- and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands):

                                                      Three months ended                 Nine months ended
                                                        September 30,                      September 30,
                                                     2001            2000               2001            2000
                                                 -------------   -------------      -------------   -------------
Comprehensive income (loss):
     Net loss                                    $       (858)   $     (5,534)      $     (6,078)   $    (10,289)
     Other comprehensive income (loss)
         Foreign currency adjustment                       (3)           (322)              (114)           (571)
                                                 ------------    ------------       ------------    ------------

            Comprehensive loss                   $       (861)   $     (5,856)      $     (6,192)   $    (10,860)
                                                 ============    ============       ============    ============

7.   Loss Per Share

          In accordance with SFAS No. 128, Earnings per Share, basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three- and nine-month periods ended September 30, 2001 and 2000, the computation for diluted loss per share excludes the effect of 1,233,081 and 1,445,750 shares, respectively, issuable from assumed exercise of options, as their effect would be antidilutive.

8.   Restructuring Charge and other

     a.   Office closings

               In December 2000, there was a major emphasis on reducing the Company's worldwide sales infrastructure. At the time, the Company made the decision to close or reduce the size of several sales offices, as some were not being fully utilized due to staff cuts, and others had cost structures that could not be supported by the revenue generated by the office. The Company recorded a $522,000 liability in December 2000 associated with these closings. For the nine months ended September 30, 2001, $240,000 was paid out against the accrual. The remaining $282,000 is expected to be paid by December 31, 2002.

     b.   Restructuring charge in the quarter ended March 31, 2001


               In January 2001, the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consisted of reductions in employee headcount, totaling 45 employees, or approximately 12% of the Company's workforce, from all operating groups and from all geographical areas. The $601,000 restructuring charge included on the accompanying condensed consolidated income statement of operations consists entirely of severance related costs. Approximately $526,000 was paid out against the restructuring charge in the nine-month period ended September 30, 2001, and it is expected that an additional $7,000 will be paid out by December 31, 2001. The remaining accrual of $68,000 was credited to the restructuring charge in the quarter ended September 30, 2001 due to a change in estimate.

     c    Restructuring charge in the quarter ended June 30, 2001

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

               The $474,000 employee severance portion of the restructuring charge related entirely to the involuntary severance of 13 employees from all operating groups in the U.S. geographic areas. Approximately $440,000 was paid in the six-month period ended September 30, 2001, and the remaining $34,000 is expected to be paid by December 31, 2001.

     d.   Restructuring charges in the quarter ended September 30, 2001

               In July and August 2001, the Company's management undertook separate and distinct restructuring plans to reduce operating costs. The restructuring plans consists of reductions in employee headcount, totaling 12 employees in July and 50 employees in August. The employees severed in July were from all operating groups and from the U.S. geographic area. The employees severed in August were from all groups and from all geographic areas. The Company recorded restructuring charges in the amount of approximately $125,000 and $770,000 during the quarter ended September 30, 2001 related to the July 2001 and August 2001 reductions in headcount, respectively. Approximately $106,000 was paid in the three-month period ended September 30, 2001 related to the July severance, and the remaining $19,000 is expected to be paid by December 31, 2001. Approximately $348,000 was paid in the three-month period ended September 30, 2001 related to the August severance, and the remaining $422,000 is expected to be paid by September 30, 2002.

9.  Notes Payable

     In September 2001, the Company obtained bridge loans of approximately $1.0 million to meet cash needs from a group of investors consisting of a Gensym business partner and eight individuals, including a Gensym founder and all of the members of the Company's board of directors. The interest rate on the loans was 10% per annum. On November 9, 2001, the principal and accrued interest on the loans were repaid.

10. Sale of Product Line

          On November 9, 2001 the Company completed the sale of its NetCure product line to Rocket Software, Inc. for $2.5 million in cash. The sale of the NetCure product line is a part of Gensym's reorganization plan that was announced in early August 2001 when Lowell Hawkinson returned to the Company as president and chief executive officer. The proceeds from the sale of NetCure will be used for working capital and other general corporate expenses, including repayment of the bridge loans of approximately $1.0 million (as discussed in Note 9) and expenses associated with our restructuring actions.

11. Segment Reporting

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

          Gensym markets its products in Europe, Japan, South America and certain other countries through distributors. These distributors have technical competence in the application of G2 and other Gensym technologies, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

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

(in thousands)

                                                                                       Unallocated
                                                        Expert          Network        Corporate
                                                     Manufacturing    Management      Costs/Assets       Total
                                                    ---------------  ------------    --------------     --------
Three months ended September 30, 2001
    Revenues                                        $      2,045     $     2,935                        $   4,980
                                                    ============     ===========                        =========
    Net contribution                                $      1,428     $     1,389     $     (3,456)      $    (639)
                                                    ============     ===========     ============       =========
    Identifiable assets                             $      2,646     $     3,795     $      2,622       $   9,063
                                                    ============     ===========     ============       =========
    Fixed asset depreciation                        $         41     $        59     $         92       $     192
                                                    ============     ===========     ============       =========

Three months ended September 30, 2000
    Revenues                                        $      2,572     $     2,908                        $   5,480
                                                    ============     ===========                        =========
    Net contribution                                $       (223)    $       186     $     (3,632)      $  (3,669)
                                                    ============     ===========     ============       =========
    Identifiable assets                             $      3,502     $     3,755     $      8,671       $  15,928
                                                    ============     ===========     ============       =========
    Fixed asset depreciation                        $         51     $        55     $        101       $     207
                                                    ============     ===========     ============       =========

                                                                                      Unallocated
                                                        Expert          Network        Corporate
                                                     Manufacturing    Management      Costs/Assets       Total
                                                    ---------------  ------------    --------------     --------
Nine months ended September 30, 2001
    Revenues                                        $      7,247     $     8,167                        $  15,414
                                                    ============     ===========                        =========
    Net contribution                                $      3,804     $     2,286     $    (11,818)      $  (5,728)
                                                    ============     ===========     ============       =========
    Identifiable assets                             $      2,646     $     3,795     $      2,622       $   9,063
                                                    ============     ===========     ============       =========
    Fixed asset depreciation                        $        116     $       182     $        264       $     562
                                                    ============     ===========     ============       =========

Nine months ended September 30, 2000
    Revenues                                        $      9,143     $    10,711                        $  19,854
                                                    ============     ===========                        =========
    Net contribution                                $        463     $     2,315     $    (11,187)      $  (8,409)
                                                    ============     ===========     ============       =========

    Identifiable assets                             $      3,502     $     3,755     $      8,671       $  15,928
                                                    ============     ===========     ============       =========
    Fixed asset depreciation                        $        158     $       170     $        310       $     638
                                                    ============     ===========     ============       =========

Domestic and international sales as a percentage of revenues are as follows:

                                            Three months ended             Nine months ended
                                                September 30,                 September 30,
                                      ---------------------------     ---------------------------
                                          2001          2000              2001          2000
                                      -------------  ------------     -------------  ------------
              United States                    60%           56%               59%           56%
              United Kingdom                   10%            3%               10%            8%
              Rest of Europe                   13%           26%               17%           23%
              Other                            17%           15%               14%           13%
                                      -----------    ----------       -----------    ----------
                                              100%          100%              100%          100%
                                      ===========    ==========       ===========    ==========

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company was incorporated in 1986 to provide software products for expert operations management. The Company provides software products and services that enable organizations to automate aspects of their operations that have historically required the direct attention of human experts. Gensym's product and service offerings are all based on or relate to Gensym's flagship product G2, which can emulate the reasoning of human experts as they assess, diagnose, and respond to unusual operating situations or as they seek to optimize operations.

     With G2, organizations in manufacturing, communications, transportation, aerospace, and government maximize the performance and availability of their operations. For example, Fortune 1000 manufacturers such as ExxonMobil, DuPont, LaFarge, Eli Lilly, and Seagate use G2 to help operators detect problems early and to provide advice that avoids off-specification production and unexpected shutdowns. Manufacturers and government agencies use G2 to optimize their supply chain and logistics operations. Also, communications companies such as AT&T, Ericsson Wireless, and Nokia use G2 to troubleshoot network faults so that network availability and service levels are maximized.

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

     Gensym markets its products in Europe, Japan, South America and certain other countries through distributors. These distributors have technical competence in the application of G2 and other Gensym technologies, market the Company's products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

     In early August, 2001, Lowell B. Hawkinson, a founder of Gensym, succeeded Patrick Courtin as chairman, president and chief executive officer. Mr. Hawkinson previously served as chairman and chief executive officer of Gensym from 1986 to 1999. Also in early August 2001, the Company announced a strategic restructuring that included a 40% reduction in workforce and a renewed focus on its existing customer base and its G2 and G2-based products. The Company also realigned its software and services into two major product lines: one comprised of G2 and G2-based products, which are sold in both the expert manufacturing and network management market segments, and the other comprised of NetCure and related products which are sold exclusively in the network management market segment. As part of the strategic restructuring, the Company announced that it would seek strategic partners to promote and exploit the NetCure product line and that it would explore and consider its options with respect to the sale of the NetCure product line to an established market participant capable of exploiting it.

     The Company will continue to sell directly in North America, Europe and the Middle East, as well as indirectly through channel partners, and will continue to provide product support and consulting services worldwide.

     On November 9, 2001 the Company completed the previously announced sale of its NetCure product line to Rocket Software, Inc. for $2.5 million in cash. The sale of the NetCare product line is part of Gensym's reorganization plan that was announced in August 2001 when Mr. Hawkinson returned to the Company as president and chief executive officer.

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


Results of Operations

         The following table sets forth, as a percentage of total revenues, condensed consolidated statements of operations data for the periods indicated:

                                           Three months ended      Nine months ended
                                              September 30,          September 30,
                                            2001        2000       2001        2000
                                          --------    --------   --------    --------
REVENUES:
    Product                                 31.2%       39.0%      30.9%       42.2%
    Service                                 68.8%       61.0%      69.1%       57.8%
                                           -----       -----      -----       -----
      Total revenues                       100.0%      100.0%     100.0%      100.0%

COST OF REVENUES
    Product                                  3.2%        4.2%       4.0%        3.8%
    Service                                 17.4%       31.0%      19.5%       27.9%
                                           -----       -----      -----       -----
      Total cost of revenues                20.6%       35.2%      23.5%       31.7%

                                           -----       -----      -----       -----
      Gross profit                          79.4%       64.8%      76.5%       68.3%

OPERATING EXPENSES:
    Sales and marketing                     31.0%       76.6%      48.1%       63.4%
    Research and development                21.6%       35.8%      27.7%       28.8%
    General and administration              23.0%       19.4%      21.3%       18.4%
    Restructuring                           16.6%                  16.6%
                                                           -                      -
                                           -----       -----      -----       -----
                                            92.2%      131.8%     113.7%      110.6%

      Operating loss                       (12.8%)     (67.0%)    (37.2%)     (42.3%)

OTHER INCOME, NET                           (4.2%)       1.8%      (1.5%)       0.8%
                                           -----       -----      -----       -----

      Income loss before provision
         for income taxes                  (17.0%)     (65.2%)    (38.7%)     (41.5%)

PROVISION FOR INCOME TAXES                   0.2%       35.8%       0.8%       10.3%
                                           -----       -----      -----       -----

      Net loss                             (17.2%)    (101.0%)    (39.5%)     (51.8%)
                                           =====       =====      =====       =====

Three and Nine Months Ended September 30, 2001 and 2000

Revenues

     The Company's operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of the Company's software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to the Company's products.

     Total revenues for the three and nine months ended September 30, 2001 were $5.0 million and $15.4 million, respectively. This represents a decrease of $0.5 million, or 9.1%, for the three-month period ended September 30, 2001 as compared to the same period in 2000 and a decrease of $4.4 million, or 22.4%, for the nine-month period ended September 30, 2001 as compared to the same period in 2000. For the three- and nine-month periods ended September 30, 2001, compared to the same periods of fiscal 2000, the decrease in total revenue was primarily attributable to decreased sales of product licenses. Both domestic and international markets contributed to the drop in revenues. For the three and nine months ended September 30, 2001 international revenues as a percent of total were 40% and 41%, respectively, for the same periods of 2000 international revenues were 44%.

     Product. Product revenues for the three and nine months ended September 30, 2001 were $1.6 million and $4.8 million, respectively, a decrease of $0.6 million, or 27.3%, and a decrease of $3.6 million, or 43.2%, from the comparable periods of fiscal 2000. Expert Manufacturing's product revenue decreased $0.4 million for three months ended September 30, 2001 and decreased $1.6 million for nine months ended September 30, 2001 due to a slowdown in the process manufacturing industry. Network Management's product revenue decreased $0.2 million for the three months ended September 30, 2001 and decreased $2.0 million for the nine months ended September 30, 2001 due to the general slowdown in the telecommunications industry.

     Service. Service revenues include customer service support, consulting and training. For the three and nine months ended September 30, 2001 service revenues were $3.4 million and $10.7 million, respectively, an increase of $0.1 million, or 2.5%, and a decrease $0.8 million, or 7.2%, from the comparable periods of fiscal 2000. The decrease in service revenue for the nine months ended September 30, 2001, was primarily due to a decline in consulting revenue activity which, to a large extent, is driven by product sales. Consulting revenue decreased $0.5 million, customer service support decreased $0.2 million and training decreased $0.1 million for the nine-month period ended September 30, 2001.

Cost of Revenues

     Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing the Company's software. These costs for the three and nine months ended September 30, 2001 were $1.0 million and $3.6 million, respectively. This was a decrease of $0.9 million, or 46.9%, and a decrease of $2.7, or 42.5%, from the comparable periods of 2000. The reduction in cost of revenue was due to the Company's restructuring actions in which employee headcount decreased by 45 people from December 31, 2000 to September 30, 2001. The decrease in personnel related expenses were $1.2 million and $2.4 million for the three-and nine-month periods.

     Product costs were $0.2 million and $0.6 million for the three and nine months ended September 30, 2001. Product costs decreased $0.1 million, or 30.3% and $0.1 million, or 18.1% from the comparable periods of 2000. The decrease in expenses for the three-and nine-month periods was due primarily to a decrease in personnel costs. Employee headcount decreased by 5 people from December 31, 2000 to September 30, 2001.

     Service related costs were $0.8 million and $3.0 million for the three and nine months ended September 30, 2001. Service costs decreased $0.8 million or 49.2% and $2.5 million or 45.8% from the comparable periods of 2000. The decrease in expense for the three-and nine-month periods was due primarily to a decrease in personnel costs. Staffing in consulting services decreased 40 people from December 31, 2000 to September 30, 2001.

     Gross margin percentage of 79.4% for the three months ended September 30, 2001 increased from 64.8% for the comparable quarter in fiscal 2000. Gross margin for the nine months ended September 30, 2001 of 76.5% increased from the 68.3% gross margin for the comparable period in fiscal 2000. The increases in gross margin resulted primarily from the lower personnel costs.


Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three and nine months ended September 30, 2001 were $1.5 million and $7.4 million, respectively. The costs decreased $2.7 million, or 63.2%, from $4.2 million in the comparable quarter for fiscal 2000 and decreased $5.2 million, or 41.1%, from $12.6 million in the comparable nine month period in 2000. The decrease in expenses were primarily due to lower personnel costs associated with reductions in headcount from December 31, 2000 to September 30, 2001. For the three-and-nine-month periods payroll and related expenses decreased $2.0 million and $3.7 million, marketing programs and trade shows decreased $0.3 million and $1.0 million and overhead support cost decreased $0.4 million and $0.5 million. As a percentage of revenues, sales and marketing expenses were 31.0% and 48.1%, for the three-and-nine month periods ended September 30, 2001 as compared to 76.6% and 63.4% for the comparable periods in fiscal 2000. The decrease was due to lower costs resulting from the Company's restructuring actions.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three and nine months ended September 30, 2001 were $1.1 million and $4.3 million, respectively, a decrease of $0.9 million, or 45.0%, and $1.4 million, or 25.3%, from $2.0 million and $5.7 million in the comparable periods of fiscal 2000. The decreased expense was primarily due to a decrease in personnel-related costs as a result of reductions in headcount which generated a decrease of payroll and related expenses of $0.9 million and $1.4 million for the three-and-nine month periods. As a percentage of revenues, research and development expenses were 21.6% and 27.7%, respectively, for the three and nine months ended September 30, 2001 as compared to 35.8% and 28.8% for the comparable periods in fiscal 2000. The decrease was primarily due to the Company's restructuring actions.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. The expenses for the three and nine months ended September 30, 2001 were $1.1 million and $3.3 million, respectively, an increase of $0.1 million, or 7.8%, and a decrease of $0.4 million, or 10.5%, for the comparable periods in fiscal 2000. The increase in expenses of $0.1 million for the three month period was due to an increase in accounting fees of $0.1 million and legal fees of $0.3 million partially offset by a decrease in personnel related expense of $0.3 million. The decrease in expenses of $0.4 million for the nine-month period was due to a decrease in compensation and related personnel costs of $0.6 million and a decrease in professional fees of $0.1 million, offset by an increase in accounting fees of $0.2 million and overhead support costs of $0.1 million. As a percentage of revenues, general and administrative expenses were 23.0% and 21.3% for the three and nine months ended September 30, 2001 as compared to 19.4% and 18.4% for the comparable periods in fiscal 2000. The increase, as a percent of revenue, was primarily due to lower sales.

     Restructuring Charges. In January, April, July, and August 2001, the Company's management undertook restructuring plans to reduce operating costs. The restructuring plans consisted of reductions in employee headcount and the closing of certain offices. For the three- and nine-month periods ended September 30, 2001 the Company incurred restructuring charges of $0.8 million and $2.6 million, respectively. The reduction in headcount totaled approximately 45 in January, 13 in April, 12 in July, and 50 in August. For the three-month period ended September 30, 2001 the restructuring charge, which consists entirely of severance related costs, includes $895,000 related to the July and August 2001 restructuring actions and a $68,000 credit related to the January 2001 restructuring action. For the nine-month period ended September 30, 2001 the restructuring charge includes a non-cash amount of approximately $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe, the far east and Asia-Pacific and approximately $1,902,000 related to employee severance. Approximately $626,000 and $1,420,000 was paid out for employee severance in the three and nine months ended September 30, 2001, respectively, related to 2001 restructuring actions. Approximately $482,000 of severance payments remain to be paid, and are expected to be fully paid by September 30, 2002.


Other Income (Expense), Net

     Other income (expense), net consists primarily of interest income and foreign exchange transaction gains and losses. Other income (expense), net for the three and nine months ended September 30, 2001 was ($207,000) and ($229,000), respectively, as compared to $98,000 and $158,000 for the comparable periods of fiscal 2000. Other income (expense) for the three months ended September 30, 2001 of ($207,000) was primarily due to interest expense of $52,000 and foreign currency transactions losses of $155,000.

Income Taxes

     The Company's provision for income taxes primarily pertained to foreign withholding tax and income taxes in foreign jurisdictions, where the Company does not have operating loss carryforwards.


Liquidity and Capital Resources

     The Company currently finances its operations, along with capital expenditures, primarily through cash flows from operations, short-term financings, and its current cash. The Company's lease commitments consist of operating leases primarily for the Company's facilities and computer equipment. The Company has a capital lease for the Company's communications equipment.

     The Company's September 30, 2001 cash and cash equivalents balance of $1.3 million decreased $1.4 from December 31, 2000. Cash used for operations in the first nine months of 2001 was $2.3 million, which consisted of the net loss of $6.1 million offset largely by a decrease in accounts receivable of $3.8 million.

     Cash provided by investing activities for the first nine months of 2001 was $112,000 which primarily consisted of $698,000 received from the sale of short-term securities offset by $837,000 used to purchase equipment and leasehold improvements.

     Cash provided by financing activities for the first nine months of 2001 was $1.1 million and resulted primarily from short-term borrowings of $1.0 million and the issuance of stock under the Company's stock purchase plan of $60,000.

     On March 28, 2001, the Company entered into a credit facility with Silicon Valley Bank. The credit facility provides the Company the ability to borrow up to 80% of the Company's qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, the Company signed a renegotiated credit facility with Silicon Valley Bank that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated credit facility remain unchanged. At September 30, 2001 the Company had approximately $13,000 of borrowings outstanding under this facility. Amounts under this credit facility are secured by substantially all of the corporate assets of Gensym Corporation.

     In September 2001, the Company obtained bridge loans of approximately $1.0 million to meet cash needs from a group of investors consisting of a Gensym business partner and eight individuals, including a Gensym founder and all of the members of the Company's board of directors. On November 9, 2001, the principal and accrued interest on the loans were repaid from the net proceeds related to the sale of the NetCure product line.

     On November 9, 2001 the Company completed the sale of its NetCure product line to Rocket Software, Inc. for $2.5 million in cash. The sale of the NetCure product line is part of Gensym's reorganization plan that was announced in early August when Lowell Hawkinson returned to the Company as president and chief executive officer. The net proceeds of approximately $2.1 million from the sale of NetCure improves the Company's working capital position, and, in conjunction with the significant reduction in Company expenses that have taken place during the first nine months of 2001, and especially in the quarter ended September 30, 2001, the Company believes that its available funds, cash generated from operations, and funds available under the credit facility with Silicon Valley Bank will be sufficient to meet the Company's business requirements at least through December 31, 2001.

Factors That May Affect Future Results

     The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

   We have a history of losses, and our recently instituted restructuring plan may not succeed in making us profitable.

   We have incurred operating losses for each of the three years in the period ended December 31, 2000 and for the nine months ended September 30, 2001. In early August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services into two major product lines and a renewed focus on our existing international customers. With the restructuring, we believe that we have taken the required steps to return the Company to profitability on an operating basis. Our management's operational plan relies heavily on achieving operating profitability in 2002 and beyond. Our return to profitability is based on expense control, cost reductions and continued revenue from new and existing customers. However, there can be no assurance that we will be profitable in the future. We will also continue to explore and consider our equity or financing options and a range of strategic alternatives. However, there can be no assurance that any of these plans will be successful.

   Our common stock has been delisted from the Nasdaq National Market. As a result of the delisting, our stockholders may face a decreased market for the shares of our stock that they own.

   Our common stock was delisted from the Nasdaq National Market on August 20, 2001 because we failed to meet the listing standards required by Nasdaq. The delisting may negatively impact the liquidity of our common stock, not only in the number of shares that can be bought or sold, but also through delays in the timing of transactions and the reductions in potential security analyst and media coverage. This may reduce the demand for our common stock and its trading price. The delisting may also impair our ability to raise additional working capital.

   Our common stock currently trades on the OTC Bulletin Board and is subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations that generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by the "penny stock" rules, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from effecting transactions in our common stock and may limit the ability of purchasers in this offering to sell the common stock in the secondary market.

   Competition in the market for expert operations management systems is intensifying and may reduce our revenues.

   Substantially all of our revenues are derived from the licensing and support of software platforms and products for expert operations management, network management and supply-chain design. Although many organizations have begun to deploy, or have announced plans to deploy, such systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce operations management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of expert operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect our business, results of operations, or financial condition. In addition, we believe that end-users in our markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools to develop application-specific functionality and solutions. Meeting this demand has required us to modify our sales approach. We are also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen our average sales cycle. Our failure to respond appropriately to shifts in market demand could have a material adverse effect on our business, results of operations, or financial condition.

   We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely effected.

   We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by value-added resellers and systems integrators represented 25% and 29% of our product revenues in the first nine months of 2001 and 2000, respectively. In January 2001, we significantly reduced our direct sales force for our expert operations management products and in early August 2001 we announced another workforce reduction in connection with our strategic restructuring. We are continuing to manage our relationships with existing expert operations management customers. We now rely increasingly on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based or other of our core technology products and applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

   We depend heavily on our sales and marketing force.

   Our future success in the expert operations management marketplace will depend, in part, upon the productivity of our sales and marketing personnel and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that our investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that our sales and marketing personnel will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. Our inability to manage our sales and marketing personnel effectively could have a material adverse effect on our business, operating results and financial condition.

   Our quarterly operating results vary, leading to fluctuations in trading prices for our common stock and possible liquidity problems.

   We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. We have recorded quarterly losses in each quarter in 2000 and for the first three quarters of 2001, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from six to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our net income. Our financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

   Sales of our products are highly dependent on our customers capital expenditure budgets. If an economic downturn causes our customers to reduce their capital expenditures, our revenues may be adversely effected.

   Because capital expenditures are often viewed as discretionary by organizations, sales of our products for capital budget projects are subject to general economic conditions. Future recessionary conditions in the industries that use our products may adversely affect our business, results of operations, or financial condition.

   We rely heavily on revenues from our G2 product. If demand for the G2 product declines, our revenues may be adversely effected.

   Our main product offerings are G2, a customizable object-oriented development and deployment platform for building expert operations management systems, and software application products based on G2 and other core technologies. Accordingly, our business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and our other products. The timing of major G2 releases may affect the timing of purchases of our products. We have introduced several G2-based products for building applications and are developing others. We believe that market acceptance of these products will be important to our future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed. In addition, we rely on many of our distribution partners to develop G2-based products for specialized markets.

   Accordingly, our business and financial results are also linked to the continued successful product development by our partners and market acceptance of such G2-based products. Any decline in the demand for G2 and our other products, whether as a result of competitive products, price competition, the lack of success of our partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on our business, results of operations, or financial condition.

   Our business may be adversely effected if we fail to develop new products and respond to the changes in technology.

   The market for our products is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. Our future success will depend in part upon our ability to enhance our existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. We have from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. There also can be no assurance that we will successfully complete the development of new or enhanced products, that we will successfully manage the transition to future versions of G2, or to successor technology, or that our future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of our existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing our existing products.

   Our business may suffer if we fail to address the challenges associated with international operations.

   Our international revenues represented 41% and 44% of total revenues in the first nine months of 2001 and 2000, respectively. We categorize our revenues according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to our sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

   Our business may suffer if we fail to remain competitive with other companies offering similar products and services.

   Although we believe that there are no other commercially available products that offer the full range of high-level capabilities embodied in our network management products, a number of companies offer products that perform certain functions of G2 for specific applications. In all of our markets, there is competition from "point solutions", real-time and expert system products, and internally developed software. At the fundamental level, there are commercially available software development tools that software application developers or potential customers could use to build software having functionality similar to our products.

   Certain companies, such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS), sell "point solutions" that compete with our network management products with respect to specific applications or uses. Several companies, including AspenTech, Ilog S.A., Pavilion and System Management Arts, offer expert operations management products with limited real-time, expert system, or fault isolation capabilities at lower price points than those provided by us. Many of these products often require extensive programming with languages such as C or C++ for complete implementation. Although we believe that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

   Our software is also integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on our software.

   Many of our customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use our products. There is no assurance that we can successfully persuade development personnel within these customers' organizations to use G2-based products that can cost effectively compete with their internally developed products. This would reduce the need for our products and services and may limit our future opportunities.

   We believe that continued investment in research and development and sales and marketing will be required to maintain our competitive position. There can be no assurance that competitors will not develop products or provide services that are superior to our products or services or achieve greater market acceptance. Competitive pressures faced by us could force us to reduce our prices, which could result in reduced profitability. There can be no assurance that we will be able to compete successfully against current and future sources of competition or that such competition will not have a material adverse effect on our business, results of operations, or financial condition.

   Our software is complex and may contain undetected errors. Such errors could cause costly delays in product introduction or require costly software design modifications.

   Complex software products such as those offered by us may contain unintended errors or failures commonly referred to as "bugs". There can be no assurance that, despite significant testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although we have not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future that could cause delays in product introduction and shipments or require design modifications that could adversely affect our business, results of operations, or financial condition.

   Because we rely heavily upon proprietary technology, our business could be adversely effected if we are unable to protect our proprietary technology or if third parties successfully assert infringement claims against us.

   Our success is heavily dependent upon our proprietary technology. We rely upon a combination of trade secret, contract, copyright, patent, and trademark law to protect its proprietary rights in its products and technology. We enter into confidentiality and/or license agreements with our employees, third-party resellers, and end-users and limit access to and distribution of our software, documentation, and other proprietary information. In addition, we have placed technical inhibitors in our software that prevent such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which our products are distributed. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology by third parties, or that third parties will not be able to develop similar technology independently. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

   On August 2, 2001, we received a letter from a third party alleging that we are infringing one or more of their patents relating to neural networks, expert systems and the control of processes. At this time, no formal legal action has been filed. We believe that these allegations are without merit, and we are currently engaged in discussions with that party to resolve this matter. There can be no assurance that our discussions will be successful and resolve the infringement allegations satisfactorily. Additionally, there can be no assurance that the third party will not file formal legal action relating to its claims or, if formal legal action is filed, that our defense against those claims will be successful.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio
--------------------

     The Company does not use derivative financial instruments in its investing portfolio. From time to time the Company places cash in excess of operating requirements in investment instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio. At September 30, 2001 substantially all of the Company's cash was in demand deposit or money market accounts.

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

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

         10.1 Accounts Receivable Purchase Agreement, dated as of August 16, 2001, by and between Silicon Valley Bank and the Company.

         10.2 Bridge Loan, Standby Purchase and Debt Reduction Agreement, dated as of September 12, 2001, by and among the Company and the parties listed therein.

(b) Reports on Form 8-K


         On October 12, 2001, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, that the Company had entered into a letter of intent with Rocket Software, Inc. relating to the sale of the Company's NetCure product line.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENSYM CORPORATION





                                    By: /s/ Lowell B. Hawkinson
                                        -----------------------
      Dated:  November 14, 2001                 Lowell B. Hawkinson
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)



                                    By: /s/ Jeffrey A. Weber
                                        --------------------
      Dated:  November 14, 2001                 Jeffrey A. Weber
                                        Vice President of Finance and
                                        Administration, and Chief Financial
                                        Officer
                                        (Principal Financial and Accounting
                                        Officer)

EXHIBIT INDEX
-------------

10.1* Accounts Receivable Purchase Agreement, dated as of August 16, 2001, by and between Silicon Valley Bank and the Company.

10.2* Bridge Loan, Standby Purchase and Debt Reduction Agreement, dated as of
      September 12, 2001, by and among the Company and the parties listed therein.

-----------
* Filed herewith.