Form 10-K
period 2001-12-31
GENSYM CORP
filed 2002-04-01
CIK 1005387

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark one)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-27696

                               -----------------

                              GENSYM CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-2932756
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)          Identification No.)

                  52 Second Avenue             01803-4411
                   Burlington, MA
                (Address of principal          (Zip Code)
                 executive offices)

      Registrant's telephone number, including area code: (781) 265-7100

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.01 par value

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 6, 2002 there were 6,632,947 shares of the Registrant's Common Stock outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,643,063.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on Thursday, May 16, 2002 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                    PART I.

ITEM 1.  BUSINESS

General

   Founded in 1986, Gensym Corporation is a provider of software products and services that enable organizations to automate aspects of their operations that have historically required the direct attention of human experts. Our product and service offerings are all based on or relate to Gensym's flagship product, G2, which can emulate the reasoning of human experts as they assess, diagnose, and respond to unusual operating situations or as they seek to optimize operations.

   With G2, organizations in manufacturing, communications, transportation, aerospace, and government maximize the performance and availability of their operations. For example, Fortune 1000 manufacturers such as ExxonMobil, DuPont, LaFarge, Eli Lilly, and Seagate use G2 to help operators detect problems early and to provide advice that avoids off-specification production and unexpected shutdowns. Manufacturers and government agencies use G2 to optimize their supply chain and logistics operations. And communications companies such as AT&T, Ericsson Wireless, and Nokia use G2 to troubleshoot network faults so that network availability and service levels are maximized.

   We have numerous channel partners who can help meet the specific needs of customers. Our company and our channel partners deliver a range of services, including training, software support, application consulting and complete solutions. Through channel partners and through our direct sales force, we serve customers worldwide.

2001 Restructuring

   In August, 2001, Lowell B. Hawkinson, a founder of Gensym, succeeded Patrick Courtin as our chairman, president and chief executive officer. Mr. Hawkinson previously served as our chairman and chief executive officer from 1986 to 1999. Also in August 2001, we announced a strategic restructuring plan that included a 40% reduction in workforce and a renewed focus on our existing customer base and our G2 and G2-based products. We also realigned our software and services into two major product lines: one comprised of G2 and G2-based products, which are sold in both the expert manufacturing and network management market segments, and the other comprised of NetCure and related products which are sold exclusively in the network management market segment. As part of the strategic restructuring, we announced that we would seek strategic partners to promote and exploit the NetCure product line and that we would explore and consider our options with respect to the sale of the NetCure product line to an established market participant capable of exploiting it. On November 9, 2001 we sold the NetCure product line to Rocket Software, Inc. for $2.5 million in cash.

Strategy

   Our long-term strategy is indirect channel development of our G2 and G2-based products with a focus on our historic markets including manufacturing, communications, transportation, aerospace, and government. To facilitate indirect channel development, we are enhancing our G2 technology in the areas of standards support, graphical user interfaces, ease of application development, and reasoning capabilities. These enhancements will help channel partners bring powerful G2-based applications to market more quickly and efficiently, with interfaces that take full advantage of the latest Internet and Microsoft standards. As part of the strategy, we will continue to advance our G2-based products, e-SCOR, ReThink, Integrity, Optegrity, and NeurOn-Line.

Products

   Our core technology is an extensible, customizable software platform known as G2. We sell G2 and a growing number of products based on it.

  G2

   G2, our core technology, is a comprehensive, object-oriented environment for rapidly building and deploying mission-critical, expert-system applications that improve complex business operations. With G2, organizations achieve higher levels of efficiency, availability, responsiveness, consistency and quality. G2 applies knowledge that represents the experience of the best operations personnel, combined with analytical models constructed by engineers and business professionals and models derived from past performance, to real-time or model data, in order to reach conclusions, provide advice, and take real or simulated actions in a timely fashion. G2 can follow multiple lines of reasoning based on this knowledge and consider multiple problems concurrently. G2 maintains an understanding of the behavior of processes over time and the timeliness of information, both of which are important for real-time management of operations. G2 incorporates a broad array of integrated technologies that enable application developers to implement object-oriented applications without the need for conventional computer programming.

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

   Applications built on G2 are portable and interoperable across a number of computer platforms, so solutions can be offered on a wide range of platforms and later migrated to new and more powerful computers and operating systems. G2 currently runs on PCs running Windows 98/NT/2000/XP and on workstations from Compaq, Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under Windows, as well as the UNIX and Linux operating systems.

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

   G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, our products such as Telewindows and our G2 WebLink enable multiple users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PCs running Windows.

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

  Optegrity

   Optegrity(TM) is an extensible software platform that delivers abnormal condition management applications for the process manufacturing industries. Optegrity applications ensure sustained operational performance and continuous availability of production assets. Its applications detect and resolve abnormal process conditions early--before they disrupt productivity and threaten quality and profits. Optegrity enables process manufacturers to effectively manage their production processes. Applications based on the Optegrity platform turn data into information to quickly identify, isolate and solve operational problems. Optegrity applications also enable process manufacturers to increase the availability of production assets; reduce off-specification production; minimize or eliminate unplanned shutdowns; improve operator productivity; lower production costs; raise operational safety levels; increase process utilization and enable non-stop operation.

  Integrity

   Integrity is an integrated, extensible platform for intelligently managing faults and service levels of voice and data networks. Integrity maintains continuous availability by detecting, diagnosing and correcting problems before they affect services. The software helps users lower operating costs and improve service quality. Network service providers, network management companies, telecommunications equipment manufacturers and end-user corporations use Integrity to manage the performance of many different types of networks. Applications based on Integrity can interoperate with a number of other network management programs, such as HP OpenView and IBM NetView, and provide intelligent operations support capable of addressing today's complex communications operations problems. With Integrity, users have an enhanced ability to meet service-level agreements, to manage growth cost-effectively, to minimize the risks of implementing new services and technologies, and to gain competitive advantage. Key functional uses include early detection of network problems, alarm/message/event filtering, alarm correlation across disparate platforms, root-cause analysis, anticipating effects of network failures, and recommending and/or automating appropriate corrective actions.

  ReThink

   ReThink is a flexible software platform for graphical simulation, analysis, and automation of business processes. As a simulation and analysis tool, ReThink enables users to model their business operations as it currently operates. Users can define key performance metrics and determine how business operations measure against those metrics. From a model, users can simulate and analyze business-process alternatives. Unlike other simulation tools, ReThink's models become deployable to monitor and automate the execution of business processes. ReThink can monitor business processes in real time, alerting operations personnel to potential problems as they occur. ReThink's models can automate the online execution of business processes to help achieve sustained performance.

  e-SCOR

   e-SCOR is our product for supporting supply-chain design decisions. Based on the Supply Chain Council's SCOR standard, e-SCOR drives strategic decisions by evaluating and comparing alternative supply-chain designs and management strategies. With e-SCOR, users can simulate various configurations, test the robustness of a supply-chain configuration, and identify the service levels required for each member of a supply-chain network.It can help identify the weak links and areas for improvement within a supply chain. e-SCOR is highly flexible and is ideal for performing "what-if" analyses. e-SCOR is intended to help businesses keep up with today's fast-paced Internet-driven world of e-business.

Target Market and Customers

   Our customers include end-users, value-added resellers, systems integrators and original equipment manufacturers. Many of the largest industrial corporations in the world are our customers. For example, in the manufacturing market, customers include Fortune 1000 firms such as DuPont, Eli Lilly, El Paso Energy, Emerson, ExxonMobil, IMC Agrico, Invensys, LaFarge, Seagate, Siemens, and Shell. In the government sector, the U.S. Department of Defense, Department of Energy, Mitre, and NASA are customers. In the communications sector, companies such as AT&T, Computer Sciences Corporation, Ericsson, and Nokia are customers.

   Manufacturing has been a key market for us since our founding in 1986. We target manufacturing who are looking to manage complex processes in order to improve product quality, manufacturing systems availability, or increase the safe operation of their facilities. Working with our network of value-added resellers, systems integrators and through our own consulting organization, customers deploy custom applications based on our technology that fit their particular requirements.

   We have been delivering technology platforms and solutions to network equipment manufacturers and service providers for many years. Companies such as AT&T and Computer Sciences Corporation use our technology platforms in their network operations centers to help increase system availability by deciphering and resolving complex network problems. Motorola, Ericsson, and Nokia all have original equipment manufacturer partnerships with us and include our software in their own network management solutions. Service providers and original equipment manufacturers continue to be our principal target markets. Our original equipment manufacturer partners embed our software within their own product offerings. We have established relationships with several original equipment manufacturers, including Motorola and Ericsson. Motorola uses our G2 technology for the intelligence within their Network Health Analyzer, a product within their cellular infrastructure family. Ericsson has chosen our G2 software as the foundation for its Fault Management eXpert product that intelligently handles network faults.

   Our strategic supply-chain design product, e-SCOR, is targeted at enterprises that understand the critical need to continually improve the management of their supply chain operations. We developed e-SCOR based on the Supply Chain Council's Supply Chain Operations Reference (SCOR) model. e-SCOR enables senior supply-chain and executive managers to evaluate the state of their supply chain and perform "what-if" analyses of their supply-chain options, before they make changes that could affect the performance of their supply chain and their business. e-SCOR is designed to help businesses keep up with today's fast-paced Internet-driven world of e-business. We seek to develop our e-SCOR business primarily through indirect channel partners.

   Our ReThink product is targeted at a wide range of enterprises that seek to improve the performance of their complex business processes through analysis and automation. For example, Harte Hanks has built a Customer Relationship Management product using ReThink to automate the analysis and processing of electronic consumer transactions. ReThink is also used by the U.S. Department of Defense to analyze and automate logistics processes.

Sales and Marketing

   We use both a direct sales force and selected channel partners to bring our products and services to end-users.

   We have direct sales offices in the U.S. and Europe and partners worldwide. In 2001, 2000 and 1999, we received 44%, 44%, and 46% of our total revenues, respectively, from international operations. Our domestic and international sales as a percentage of total revenues in 2001, 2000 and 1999 are as follows:

                                     2001   2000   1999
                                     -----  -----  -----
                      United States.    56%    56%    54%
                      United Kingdom    11      8      7
                      Rest of Europe    18     24     24
                      Other.........    15     12     15
                                     -----  -----  -----
                                       100%   100%   100%
                                     =====  =====  =====

   Our direct sales force sells to major accounts and provides personal contact with customers, both directly and through partners. Solutions engineers perform demonstrations at customer sites and assist customers in evaluating their technical requirements and in implementing our technology. Seminars and workshops are hosted at our larger offices and via Web seminars to demonstrate our products. We offer basic and advanced training courses that teach prospective and new customers how to build and deploy applications using our software.

   We also distribute our products through a network of systems integrators and value-added resellers, who are selected for their capability to provide end users with focused application solutions built on G2 and our other software platforms. These systems integrators and value-added resellers currently include organizations such as ABB Automation, Electronic Data Systems, Emerson, Invensys, Minnovex, Science Systems, and Siemens. Product revenues from systems integrators and value-added resellers represented over 26%, 28%, and 25% of our product revenues for 2001, 2000 and 1999, respectively.

   We market our products in Japan, South America and certain other countries through distributors. These distributors have technical competence in the application of G2 and our other technologies, market our products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

   Our marketing personnel engage in a variety of activities, including lead generation, in-person and Web-based seminars, trade shows, public relations, direct marketing, advertising, and promotion of customer applications for publication in industry magazines and journals. More than 300 case studies of successful applications have been documented.

Service and Support

   We believe that a high level of customer service and support is critical to customer satisfaction and project and application success. Most of our customers attend one to three weeks of training and implement their applications using the development features of our software. We offer a regular schedule of courses in our offices in North America and Europe, and special on-site training courses are offered around the world on an as-needed basis. Direct application-engineering services are available to customers internationally, to support end users as well as our marketing partners.

   We offer several customer service options that all include various levels of telephone support, software updates, FTP bulletin board access, membership in the Gensym Users Society and access to HelpLink, a workflow-enabled Web application that greatly enhances the service experience. The highest level of customer service support includes 24x7 callback service. Maintenance is mandatory for the first year after purchase and may be renewed in subsequent years. We typically charge a percentage of the list price bundled fee for customer service. We have service centers in North America and Europe. Local marketing partners provide service in Asia and other areas of the world.

   We offer a variety of application engineering and consulting services on a fee-for-service basis. We have expertise in applying our software in a variety of areas, including network and systems management; manufacturing process management; process design, modeling and simulation; pharmaceutical process design and control; water treatment; logistics; transportation; and finance. A key mission of our consulting staff is to assist partners, as well as end users, in the successful development and deployment of intelligent systems applications based on G2 and our other platforms.

   We offer a progressive series of introductory, intermediate and advanced training courses for customers, partners and potential users of our products. The courses are taught at our corporate headquarters in Burlington, Massachusetts, at our worldwide sales offices, and at customer locations.

   We provide continuing support to the Gensym Users Society, an organization consisting of users of our software who are covered by current maintenance contracts. GUS 2002, a worldwide meeting of the Gensym User Society, will be held in Cambridge, Massachusetts in April 2002.

Research and Development

   We believe that our future success will depend upon our ability to enhance existing products as well as to develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of our customers. We intend to expand existing product offerings and to introduce new applications. While we expect that certain new products will be developed internally, we may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants.

   New products and enhancements to existing products are typically developed in response to market analysis and feedback from customers obtained by our customer support and consulting personnel. New product initiatives are also taken to address targeted markets and industry standards. For example, we are currently developing a new graphical user interface for G2 based on Microsoft Windows standards. We plan to deliver Windows user interface functionality in incremental steps, with beta release scheduled for the second half of 2002 and commercial release in the second half of 2003. As part of this work, we will be enhancing the graphical representation of knowledge within G2. Applications that we have already developed and deployed will be able to take advantage of the new graphical user interface without a significant re-engineering effort.

Competition

   In the manufacturing market, a number of software companies offer products that perform certain functions of G2 for specific applications. We believe that our products offer, as a single seamlessly integrated environment, the most comprehensive set of software technologies available to successfully build a broad range of intelligent system applications. Competition in the expert manufacturing market includes point solutions, real-time and expert system products and traditional programming or internally developed software.

   Companies such as Aspen Technology, Pavilion and Ilog S.A., sell solutions that compete with our products with respect to specific applications or uses. An intelligent system based on point solutions, however, requires the integration of various software packages from different vendors, and is often difficult to maintain. Although our competitors' systems may provide a faster implementation, we believe that these systems may fail to provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic complex environment. Point solutions may also fail to provide the extensibility to add rules and neural networks, and may be difficult to migrate to more powerful computers.

   We face competition in the network management market from a number of companies. Our competitors in this market include Micromuse, System Management Arts (SMARTS) and RiverSoft. Each of these companies offers products that differ from our products in a variety of ways. Customers select products based on the particular features and overall management approach to network availability each vendor delivers. We believe that our Integrity product is differentiated from the competition by virtue of its customization capabilities, which is a key element for large organizations managing diverse complex networks such as those operated by Computer Sciences Corporation and AT&T.

   The principal competitive factors in all of our markets are functionality, ease of use, price, distribution capabilities, quality, performance, customer support, and availability of application software implementation services. In order to maintain our competitive position, we must continue to enhance our existing products and introduce new products that meet evolving customer requirements. There is no assurance that our market position or competitive advantages will continue. See "Factors That May Affect Future Results."

Proprietary Rights

   We rely primarily on a combination of patent law, copyright law and trade secret law to protect our proprietary technology. We have one patent covering specific aspects of our core product, G2. The scope of the patent relates to application security. Specifically, the patent recognizes a unique means for restricting user access to the configurable portion of the application's user interface, thereby making the application secure. We do not have any registered copyrights. We also have internal policies and systems to limit access to and keep confidential our trade secrets. We distribute our products under software license agreements that contain various provisions to protect our ownership of and the confidentiality of the underlying technology. We also require our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for its ability to be patented. Despite these precautions, it may be possible for a third party to misappropriate our technology or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may not be available in every foreign county in which our products are distributed.

   Certain technology used in our products is licensed from third parties. We believe that, in general, comparable licenses are available on commercially comparable terms from a number of licensors and does not believe that any of our products are significantly dependent upon such licensed technologies.

   Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that others will not develop products that infringe our proprietary rights or are similar or superior to those developed by us. Policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. Any such assertion could require us to enter into royalty arrangements or result in costly litigation, which could have a material adverse effect on our business, results of operations and financial condition.

   Gensym(R), G2(R), NeurOn-Line(R), ReThink(R), OPEX(R), Telewindows(R) and Operations Expert(R) are our registered trademarks. The Gensym logo, GDA, G2 WebLink, and Optegrity are our trademarks. We have filed applications to register Gensym, G2, NeurOn-Line, and OPEX in certain foreign jurisdictions. In addition, we have an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

Backlog

   We ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

Employees

   As of December 31, 2001, we had 79 full-time employees, including 21 employees in sales and marketing, 14 employees in product development, 13 employees in consulting services, 13 employees in customer support, production and licensing, and educational services, and 18 employees in general and administrative functions. None of our employees is represented by a labor union, and we believe that our employee relations are good.

ITEM 2.  PROPERTIES

   At December 31, 2001, our headquarters and principal operations were located in a leased facility with 27,250 square feet in Burlington, Massachusetts.The lease on the Burlington facility expires on January 31, 2006, with an option to renew for an additional term of five years. In addition to rental expenses, we must also pay an allocated portion of operating expenses and taxes each year. We also lease sales office space in the metropolitan areas of several cities throughout North America, as well as France, Italy, The Netherlands, Tunisia and the United Kingdom. Our aggregate facilities rental expense, net of rental income from sub-leases, for all facilities during 2001 was $1.3 million. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

   On August 14, 2001, we were served with a complaint in the matter of Rocket Software, Inc. v. Gensym Corporation, filed in Massachusetts Superior Court, Middlesex County. The complaint alleged that we breached a contract with Rocket Software, pursuant to which Rocket Software loaned $300,000 to us, by failing to repay Rocket Software the $300,000 plus interest when demanded. The complaint sought damages resulting from our alleged breach of contract and costs. We reached a settlement of this matter with Rocket Software, and executed a Settlement Agreement and Release, dated September 24, 2001. The matter is now concluded.

   On November 13, 2001, we and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. The lawsuit asserted claims for, among other things, alleged breach of fiduciary duty and waste of corporate assets in connection with our rejection of a merger proposal by Rocket Software, the adoption of our proposed rights offering, and the execution of a letter of intent with Rocket Software relating to the sale of our NetCure product line. The complaint sought injunctive relief with respect to the Rocket Software merger proposal, the proposed rights offering and the sale of the NetCure product line to Rocket Software. On November 16, 2001, we and our directors were served with an amended and supplemental complaint further asserting that our directors breached fiduciary duties by consummating the sale of the NetCure product line to Rocket Software and allegedly refusing to negotiate with Rocket Software in connection with its merger proposal. The amended complaint also added Rocket Software as a defendant and asserted a claim against Rocket Software for aiding and abetting the alleged breaches of fiduciary duties. The amended complaint sought injunctive relief with respect to the Rocket Software merger proposal, rescission of the NetCure sale, and compensatory and/or rescissionary monetary damages. On November 26, 2001, the court conducted a telephonic hearing on the plaintiff's motion for expedited proceedings, and denied the motion at the conclusion of that hearing. On November 27, 2001, we were advised by plaintiffs' counsel that, in light of the court's decision on the motion to expedite proceedings, the plaintiffs intended to file a further amended complaint. To date, we have not been served with a further amended complaint.

   We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Our common stock, $0.01 par value per share, was traded on the Nasdaq National Market through August 20, 2001 and has traded since then on the OTC Bulletin Board. Our common stock is currently quoted on the OTC Bulletin Board under the symbol "GNSM". The following table sets forth the high and low closing prices per share of our common stock for the quarterly period indicated. Prices for common stock are closing sales prices on the Nasdaq National Market through August 20, 2001 and the closing sales prices on the OTC Bulletin Board after that date. Trading in our common stock on the OTC Bulletin Board is very thin and may not be an indication of the value of our common stock.

                              2001       High    Low
                              ----      ------- ------
                         First quarter. $ 1.969 $0.844
                         Second quarter $ 0.970 $0.600
                         Third quarter. $ 0.940 $0.200
                         Fourth quarter $ 0.750 $0.230

                              2000       High    Low
                              ----      ------- ------
                         First quarter. $17.500 $4.750
                         Second quarter $10.000 $3.250
                         Third quarter. $ 4.250 $3.000
                         Fourth quarter $ 3.250 $0.719

   We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

   The number of holders of record of our common stock at March 19, 2002 was approximately 114. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated balance sheet data presented below as of December 31, 2001 and 2000 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2001 are derived from our Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, and have been audited by Arthur Andersen LLP, independent public accountants (the "Consolidated Financial Statements"). The selected consolidated balance sheet data presented below as of December 31, 1999, 1998 and 1997 and the selected consolidated statement of operations data for the years ended December 31, 1998 and 1997, are derived from our Consolidated Financial Statements, not included in this Annual Report on Form 10-K, all of which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                   2001      2000     1999     1998     1997
                                                  -------  --------  -------  -------  -------
                                                      (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product.......................................... $ 6,302  $ 11,992  $19,628  $16,911  $18,433
Services.........................................  13,879    15,583   16,799   18,067   17,076
                                                  -------  --------  -------  -------  -------
   Total revenues................................  20,181    27,575   36,427   34,978   35,509
Cost of revenues:
Product..........................................     969     1,073    1,315    1,334    1,403
Services.........................................   3,765     7,323    7,259    7,364    7,949
                                                  -------  --------  -------  -------  -------
   Total cost of revenue.........................   4,734     8,396    8,574    8,698    9,352
Gross profit.....................................  15,447    19,179   27,853   26,280   26,157
Operating expenses:
Sales and marketing..............................   8,865    17,379   18,214   18,276   18,802
Research and development.........................   4,999     7,614    6,470    6,023    6,977
General and administrative.......................   4,390     4,942    5,288    4,134    4,528
Restructuring charge.............................   2,559        --       --       --    1,558
                                                  -------  --------  -------  -------  -------
   Total operating expenses......................  20,813    29,935   29,972   28,433   31,865
                                                  -------  --------  -------  -------  -------
Operating loss...................................  (5,366)  (10,756)  (2,119)  (2,153)  (5,708)
Other income, net................................   1,903       211      503      715      779
                                                  -------  --------  -------  -------  -------
Loss before provision for income taxes...........  (3,463)  (10,545)  (1,616)  (1,438)  (4,929)
Provision for income taxes.......................     286     2,271      336       50       40
                                                  -------  --------  -------  -------  -------
Net loss......................................... $(3,749) $(12,816) $(1,952) $(1,488) $(4,969)
                                                  =======  ========  =======  =======  =======
Basic and diluted loss per share (1)............. $ (0.57) $  (2.01) $ (0.32) $ (0.23) $ (0.79)
                                                  =======  ========  =======  =======  =======
Weighted average basic and diluted common shares
  outstanding (1)................................   6,531     6,365    6,149    6,371    6,310
                                                  =======  ========  =======  =======  =======
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments $ 1,967  $  3,355  $11,685  $14,534  $15,801
Working capital..................................  (2,439)      285   12,814   14,650   15,149
Total assets.....................................   9,932    15,540   26,934   28,268   31,517
Total stockholders' equity (deficit).............    (436)    2,412   14,922   17,483   19,828

--------
(1) Computed as described in Note 1(k) of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Overview

   We were incorporated in 1986 to provide software products for expert operations management. We provide software products and services that enable organizations to automate aspects of their operations that have historically required the direct attention of human experts. Our product and service offerings are all based on or relate to our flagship product, G2, which can emulate the reasoning of human experts as they assess, diagnose, and respond to unusual operating situations or as they seek to optimize operations. With G2, organizations in manufacturing, communications, transportation, aerospace, and government maximize the performance and availability of their operations.

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

   In order to reach the broadest possible market, we employ a direct sales force and selected resellers to bring our products and services to end users around the world. We sell to major accounts and provide personal contact with customers, both directly and through channel partners. Solutions engineers perform demonstrations at customer sites and assist customers in evaluating their technical requirements and in implementing our technology. Regular seminars and workshops are hosted at our larger offices and via Web seminars to demonstrate our products. We offer basic and advanced training courses that teach prospective and new customers how to build application solutions using our products.

   We also distribute our products through a network of systems integrators and value-added resellers, who are selected for their capability to provide end users with focused application solutions built on G2 and our other software platforms. We market our products in Japan, South America and certain other countries through distributors. These distributors have technical competence in the application of G2 and our other technologies, market our products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

   In August, 2001, Lowell B. Hawkinson, a founder of Gensym, succeeded Patrick Courtin as our chairman, president and chief executive officer. Mr. Hawkinson previously served as our chairman and chief executive officer from 1986 to 1999. Also in August 2001, we announced a strategic restructuring plan that included a 40% reduction in workforce and a renewed focus on our existing customer base and our G2 and G2-based products. We also realigned our software and services into two major product lines: one comprised of G2 and G2-based products, which are sold in both the expert manufacturing and network management market segments, and the other comprised of NetCure and related products which are sold exclusively in the network management market segment. As part of the strategic restructuring, we announced that we would seek strategic partners to promote and exploit the NetCure product line and that we would explore and consider our options with respect to the sale of the NetCure product line to an established market participant capable of exploiting it. On November 9, 2001 we sold the NetCure product line to Rocket Software, Inc. for $2.5 million in cash.

   This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results".

Critical Accounting Policies

   The discussion and analysis of our financial condition and results of operations are based upon the our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, restructuring and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

   Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenue from product sales upon product shipment provided that there are no uncertainties regarding acceptance, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collection of the related accounts receivable is probable. If there are uncertainties regarding customer acceptance, revenue is deferred until the uncertainties are resolved. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor specific objective evidence of fair value. We establish vendor specific objective evidence based on either the price charged for the element when sold separately or for elements not yet sold separately, the price established by management with the relevant authority to do so. Vendor specific objective evidence for software maintenance represents a consistent percentage of the license fees charged to customers for maintenance renewals. Vendor specific objective evidence for consulting and training services represents standard rates, which we charge our customers when we sell these services separately. In accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, we use the residual method when fair value does not exist for one of the delivered elements in the arrangements. Under the residual method, the fair value of the undelivered element is deferred and recognized when delivered. We have established vendor specific objective evidence for consulting, training and software maintenance services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with consulting, training or software maintenance.

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

   Revenues from sales to resellers are recognized upon the delivery of the software, provided all other revenue recognition criteria, as specified above, have been satisfied. We do not grant rights of return to any customers, including resellers.

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

Accounts Receivable and Allowance for Doubtful Accounts

   Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $5.5 million, net of allowance for doubtful accounts of $334,000 as of December 31, 2001. Uncertainties affecting our estimates include future industry and economic trends and the related impact of the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations to us, our estimates of the recoverability of amounts due us could be reduced by a material amount.

Accounting for Income Taxes

   As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Tax assets also result from net operating losses, research and development tax credits and foreign tax credits. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $11.0 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, research and development tax credits and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. At December 31, 2001 we have provided a 100% valuation allowance against our deferred tax assets.

   The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. See our audited consolidated financial statements and notes thereto which begin on page 29 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

   The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated:

                                                Year ended December 31,
                                                ---------------------
                                                2001    2000    1999
                                                -----   -----   -----
         Revenues:
            Product............................  31.2%   43.5%   53.9%
         Service...............................  68.8    56.5    46.1
                                                -----   -----   -----
                Total revenues................. 100.0   100.0   100.0
         Cost of revenues:
         Product...............................   4.8     3.9     3.6
         Service...............................  18.7    26.5    19.9
                                                -----   -----   -----
                Total cost of revenue..........  23.5    30.4    23.5
         Gross margin..........................  76.5    69.6    76.5
                                                -----   -----   -----
         Operating expenses:
            Sales and marketing................  43.9    63.0    50.0
            Research and development...........  24.8    27.6    17.8
            General and administrative.........  21.7    18.0    14.5
            Restructuring charge...............  12.7      --      --
                                                -----   -----   -----
                Total operating expenses....... 103.1   108.6    82.3
                                                -----   -----   -----
         Operating loss........................ (26.6)  (39.0)   (5.8)
         Other income, net.....................   9.4     0.8     1.4
                                                -----   -----   -----
         Loss before provision for income taxes (17.2)  (38.2)   (4.4)
         Provision for income taxes............   1.4     8.3     0.9
                                                -----   -----   -----
         Net loss.............................. (18.6)% (46.5)%  (5.3)%
                                                =====   =====   =====

YEARS ENDED DECEMBER 31, 2001 AND 2000

  Revenues

   Our operating revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of our software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

   Total revenues were $20.2 million for the year ended December 31, 2001 and $27.6 million for the same period in 2000, a decrease of $7.4 million, or 26.8%. The decrease in total revenues was primarily attributable to a decrease in sales of product licenses and application consulting services. Both domestic and international markets contributed to the drop in revenues and reflects the overall decrease in the economic conditions of the U.S. and world markets. International revenues accounted for 44% of total revenues in 2001 and 2000.

   Product. Product revenues decreased $5.7 million, or 47.5 %, to $6.3 million for the year ended December 31, 2001 from $12.0 million in 2000. Revenue decreased in all product lines for both domestic and international markets and was due to the general slowdown in the US and world markets. The combined telecommunications and process manufacturing market segment reflected the largest decline in product revenue and decreased by $4.1 million to $3.0 million during the year ended December 31, 2001, from $ 7.1 million in 2000.

   Service. Service revenues decreased $1.7 million, or 10.9%, to $13.9 million for the year ended December 31, 2001 from $15.6 million in 2000. The decrease in service revenues was primarily due to a decrease in application consulting revenues of $1.2 million in 2001 compared to 2000. In addition, training fees decreased $0.3 million and customer maintenance renewals decreased $0.2 million, reflecting the effect of lower license revenues.

  Cost of Revenues

   Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues were $4.7 million for the year ended December 31, 2001 and $8.4 million for the same period in 2000, a decrease of $3.7 million, or 44.0%. The decrease in cost of revenues was primarily the result of the implementation of our restructuring plan to reduce operating expenses. The number of employees associated with the cost of revenue decreased by 47, or 64%, to 26 employees at December 31, 2001, compared to 73 employees at December 31, 2000. This resulted in personnel related expenses decreasing approximately $3.3 million for 2001.

   Product cost was $1.0 million in 2001, a decrease of $0.1 million from 2000. The decrease in product costs is attributable to a $0.2 million decrease in personnel related expenses offset by a $0.1 million increase in royalty fees.

   Service cost was $3.8 million in 2001, a decrease of $3.6 million from 2000. Approximately $3.1 million of this decrease was due to lower personnel related expenses and $0.5 million of the decrease was the result in a decline in support costs. These decreases were primarily due to lower personnel related expenses associated with our restructuring plan. The number of employees associated with services decreased by 42, or 67%, to 21 employees at December 31, 2001 compared to 63 employees at December 31, 2000.
   Gross margin on revenues for the year ended December 31, 2001 was 76.5%, as compared to 69.6% in 2000. The increase in gross profit percentage resulted primarily from lower costs in 2001 compared to 2000.

  Operating Expenses

   Total operating expenses were $20.8 million in 2001 as compared to $29.9 million in 2000. Operating expenses, excluding restructuring charges, were $18.3 million (90.4% of total revenue) for the year ended December 31, 2001, a decrease of $11.6 million, or 38.8 %, compared to $29.9 million (108.6% of total revenue) in 2000. The decrease in operating expenses were primarily due to our restructuring plan to reduce costs. The number of employees associated with operating expense decreased by 98, or 65%, to 53 employees at December 31, 2001 compared to 151 employees at December 31, 2000. This resulted in a decrease of personnel related operating expenses for 2001 of approximately $9.2 million.

   Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 2001, sales and marketing expenses decreased $8.5 million, or 48.9%, to $8.9 million (43.9% of total revenues) compared to $17.4 million (63.0% of total revenues) in 2000. The decrease in expenses resulted from a decrease of personnel related costs of $5.7 million, a decrease of marketing programs, professional services and trade shows of $1.0 million and a decrease of facilities support costs of $1.8 million. The number of employees associated with sales and marketing decreased by 56, or 73%, to 21 employees at December 31, 2001 compared to 77 employees at December 31, 2000.

   Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses decreased $2.6 million or 34.3% to $5.0 million (24.8% of total revenue) for the year ended December 31, 2001 from $7.6 million (27.6% of total revenue) in 2000. The decrease in expenses resulted from a decrease of personnel related costs of $2.5 million and a decrease of outside contractors cost of $0.1 million. The number of employees associated with research and development decreased by 34, or 71%, to 14 employees at December 31, 2001 from 48 employees at December 31, 2000.

   General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses decreased $0.5 million, or 11.2% to $4.4 million (21.7% of total revenue) for the year ended December 31, 2001 compared to $4.9 million (18.0% of total revenue) in 2000. The decrease in expenses resulted from a decrease in personnel related cost of $1.0 million, a decrease of professional costs of $0.3 million offset by an increase in costs of accounting and legal fees of $0.8 million primarily attributable to our withdrawn rights offering. The number of employees associated with general and administrative expenses decreased by 8, or 31%, to 18 employees at December 31, 2001 from 26 employees at December 31, 2000.

  Restructuring Charge

   In January, April, July, and August 2001, we undertook restructuring plans to reduce operating costs. For the year ended December 31, 2001 we incurred restructuring charges of $2.6 million. The restructuring plans consisted of reductions in employee headcount and the closing of certain offices. The reductions in employee headcount were from all operating groups and from all geographical areas and totaled approximately 45 in January, 13 in April, 12 in July, and 50 in August. The restructuring charge included a non-cash amount of approximately $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe, the far east and Asia-Pacific and approximately $1.9 million related to employee severance. Approximately $1.7 million was paid out for employee severance in the year ended December 31, 2001 related to the restructuring actions. Approximately $239,000 of severance payments remain to be paid, and are expected to be fully paid by September 30, 2002.

   Details of our restructuring reserves related to continuing operations and activity recorded during 2001 were as follows:

                                                             Reserve                        Reserve
                                                             Balance   Current    Current   Balance
                                                             Dec. 31,   Year       Year     Dec. 31,
                                                               2000   Provision Utilization   2001
(In thousands)                                               -------- --------- ----------- --------
Provision for severance relating to workforce reductions....     --     1,902      (1,663)   $ 239
Provision for write-off of cumulative translation adjustment     --       595        (595)   $ --
Provision for asset write-offs..............................               62         (62)   $ --
                                                               ----    ------     -------    -----
Total.......................................................   $ --    $2,559     $(2,320)   $ 239
                                                               ====    ======     =======    =====

  Other Income

   Other income consists primarily of interest income, interest expense, foreign exchange transaction gains and losses and the sale of assets. For the year ended December 31, 2001, other income was $1.9 million and consisted primarily of $2.0 million in net proceeds from the sale of our NetCure product line to Rocket Software.

  Income Taxes

   We recorded a provision for income taxes of $286,000 and $2,271,000, for the years ended December 31, 2001 and 2000, respectively. The tax provision for 2001 and 2000 represents taxes on income generated in certain foreign jurisdictions (where we do not have operating loss carryforwards) and revenue withholding tax on sales in certain foreign jurisdictions. In addition, the tax provision for the year ended December 31, 2000 included a charge of $1,873,000 in accordance with the increase in the tax valuation allowance in 2000 to provide a 100% valuation allowance against the deferred tax assets as discussed below. We generated significant U.S. tax loss carryforwards during the years ended December 31, 2001 and 2000.

   Under SFAS No. 109, Accounting for Income Taxes, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we make a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In 2000, we concluded, in accordance with SFAS No. 109, that we should not recognize the value of our deferred tax asset under the "more likely than not" test and therefore increased the amount of our valuation allowance to equal the entire deferred tax asset. This increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 during the year ended December 31, 2000. The primary factor considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance was our history of operating losses. See Note 4 of Notes to Consolidated Financial Statements.

Years Ended December 31, 2000 and 1999

  Revenues

   Total revenues were $27.6 million for the year ended December 31, 2000 and $36.4 million for the same period in 1999, a decrease of $8.9 million, or 24.3%. The decrease in total revenues was attributable to both a decrease in sales of product licenses and application consulting services. International revenues accounted for 44% and 46% of total revenues in 2000 and 1999, respectively.

   Product. Product revenues decreased $7.6 million, or 38.9%, to $12.0 million for the year ended December 31, 2000 from $19.6 million in 1999. The decrease in product revenues was across all product lines and occurred in both domestic and international markets. Much of the decrease was attributable to our new pricing and product line packaging policies implemented in 2000. As part of our new strategic direction, we introduced new product-packaging and customer service programs designed to make it easier for customers to do business with us and enable us to align our business practices with software industry norms. Implementing the new strategic direction was disruptive to our business in the second half of the year. Also, in 1999, product revenue included $2.9 million from a single customer, BMC Software, Inc.

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

  Operating Expenses

   Total operating expenses remained consistent with 1999. Total operating expenses were $29.9 million for the year ended December 31, 2000, a decrease of 0.1%, from $30.0 million in 1999. Research and development costs increased during 2000 consistent with our plan to develop new products. The increase in research and development costs was almost entirely offset by decreased spending in sales and administrative costs.

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

   Research and Development. These expenses increased $1.1 million or 17.7% to $7.6 million (27.6% of total revenue) for the year ended December 31, 2000 from $6.5 million (17.8% of total revenue) in 1999. The increase was primarily attributable to an increase in subcontracted research and development labor costs of approximately $0.7 million and recruitment costs for product development engineers of approximately $0.2 million. The increase in research and development as a percent of total revenue was twofold; research and development expense increased and total revenue was lower in 2000 as compared to 1999.

   General and Administrative: These expenses decreased $346,000, or 6.5% to $4.9 million (17.9% of total revenue) for the year ended December 31, 2000 from $5.3 million (14.5% of total revenue) in 1999. The decrease in expenses was primarily due to fewer general and administrative personnel, in 2000 over 1999 which resulted in a decrease of salary and related costs of approximately $0.4 million. General and administrative expenses increased as a percent of total revenue, due to lower revenue in 2000 as compared to 1999.

  Other Income

   For the year ended December 31, 2000, other income decreased $292,000 or 58.1% to $211,000 from $503,000 for 1999. The decrease in other income was due to decreased interest income resulting from lower cash balances and foreign exchange fluctuations.

  Income Taxes

   We recorded a provision for income taxes of $2,271,000 and $336,000, for the years ended December 31, 2000 and 1999, respectively. The provision for the year ended December 31, 2000 included a charge of $1,873,000 in accordance with the increase in the tax valuation allowance to equal the entire deferred tax asset as discussed below. The balance of the tax provision for 2000 of $398,000 and the 1999 provision of $336,000 represents income taxes on income generated in certain foreign jurisdictions (where we do not have operating loss carryforwards) and revenue withholding tax on sales in certain foreign jurisdictions. We generated significant U.S. tax loss carryforwards during the years ended December 31, 2000 and 1999.

   Under SFAS No. 109, a deferred tax asset related to the future benefit of a tax loss carryforward should be recorded unless we makes a determination that it is "more likely than not" that such deferred tax asset would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that we cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax asset to determine if such asset is realizable. In 2000, we concluded, in accordance with SFAS No. 109, that we should not recognize the value of our deferred tax asset under the "more likely than not" test and therefore increased the amount of our valuation allowance to equal the entire deferred tax asset. This increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 during the year ended December 31, 2000. The primary factor considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance was our history of operating losses. See Note 4 of Notes to Consolidated Financial Statements

Selected Quarterly Operating Results

   Our operating results have fluctuated in the past and may fluctuate significantly in the future. Because we ship software products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders for software products. Accordingly, revenues from software licenses in any quarter are substantially dependent on orders for software products booked in the quarter.

   The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. Since our expense levels are based in part on our expectations as to future revenues, we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, any revenue shortfalls would likely have a disproportionate adverse effect on net income.

   In the quarter ended September 30, 2000, we recorded a provision for income taxes of $1,963,000. The provision included a charge of $1,873,000 in accordance with the increase in the tax valuation allowance to equal the entire deferred tax asset.

   The significant quarter to quarter fluctuations were as follows:

  . Total revenue decreased $1.8 million to $5.5 million for the three months ended September 30, 2000 from $7.3 million for the three months ended June 30, 2000. Product revenues decreased $1.1 million due primarily to customers delaying purchasing decisions while they assessed our new pricing and product line packaging policy implemented in September 2000. The decrease was mainly reflected in the manufacturing and telecommunications business segment. Service revenue decreased $0.7 million and was primarily due to lower consulting activity relating to the decrease in product sales.

  . Total revenue increased $2.2 million to $7.7 million for the three months ended December 31, 2000 from $5.5 million for the three months ended September 30, 2000. The increase in product revenue of $1.5 million was primarily due to customers placing orders delayed from the third quarter due to our new pricing policy implemented in that quarter. The increase was reflected in the telecommunications and aerospace/government industries. Service revenue increased $0.7 million primarily due to higher consulting activity relating to increased product sales.

  . Operating costs (excluding restructuring costs) decreased $1.7 million to $3.8 million for the three months ended September 30, 2001 from $5.5 million for the three months ended June 30, 2001. The decrease in costs were primarily due to personnel related costs of $1.5 million associated with our 2001 restructuring plan to reduce expenses.

  . Sales and marketing costs decreased $3.3 million, quarter over quarter, starting from the quarter ended December 31, 2000 of $4.8 million and ending with the quarter ended September 30, 2001 of $1.5 million. The decrease over the three-quarters was due to our worldwide effort to reduce sales infrastructure costs and our restructuring plan to reduce operating expenses.

  . Research and development cost decreased $1.2 million, quarter over quarter, starting from the quarter ended December 31, 2000 of $1.9 million and ending with the quarter ended December 31, 2001 of $0.7 million. The decrease over the four quarters was due to our restructuring plan to reduce operating expenses.

  . Other income, net was $2.1 million for the quarter ended December 31, 2001, an increase of $1.9 million from the quarter ended September 30, 2001, which had a net expense of $207,000. The increase in other income, net consisted primarily of $2.0 million in net proceeds from the sale of our NetCure product-line to Rocket Software.

   The following tables present unaudited financial information for our eight most recent quarters. The following selected quarterly information includes all adjustments (consisting only of normal recurring adjustments) that the we consider necessary for a fair presentation. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance.

                                                                              Quarter Ended
                                                ------------------------------------------------------------------------
                                                Dec. 31, Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31,
                                                  2001     2001      2001     2001     2000     2000      2000     2000
                                                -------- --------- -------- -------- -------- --------- -------- --------
                                                                  (In thousands, except per share data)
Revenues:
   Product..................................... $ 1,544   $1,555   $ 1,427  $ 1,776  $ 3,619   $ 2,139  $ 3,268  $ 2,966
   Services....................................   3,223    3,425     3,574    3,657    4,102     3,341    4,005    4,135
                                                -------   ------   -------  -------  -------   -------  -------  -------
      Total revenues...........................   4,767    4,980     5,001    5,433    7,721     5,480    7,273    7,101

Cost of revenues...............................
   Product.....................................     354      161       264      190      322       231      226      294
   Services....................................     763      863     1,005    1,134    1,783     1,698    1,770    2,072
                                                -------   ------   -------  -------  -------   -------  -------  -------
      Total cost of revenue....................   1,117    1,024     1,269    1,324    2,105     1,929    1,996    2,366
                                                -------   ------   -------  -------  -------   -------  -------  -------
Gross profit...................................   3,650    3,956     3,732    4,109    5,616     3,551    5,277    4,735
                                                -------   ------   -------  -------  -------   -------  -------  -------

Operating expenses:
   Sales and marketing.........................   1,454    1,546     2,772    3,093    4,796     4,199    4,057    4,327
   Research and development....................     728    1,077     1,489    1,705    1,893     1,959    1,957    1,805
   General and administrative..................   1,106    1,145     1,262      877    1,274     1,062    1,102    1,504
   Restructuring charge........................      --      827     1,131      601       --        --       --       --
                                                -------   ------   -------  -------  -------   -------  -------  -------
      Total operating expenses.................   3,288    4,595     6,654    6,276    7,963     7,220    7,116    7,636
                                                -------   ------   -------  -------  -------   -------  -------  -------
Operating income (loss)........................     362     (639)   (2,922)  (2,167)  (2,347)   (3,669)  (1,839)  (2,901)
Other income, net..............................   2,132     (207)       (4)     (18)      53        98       (9)      69
                                                -------   ------   -------  -------  -------   -------  -------  -------
Income (loss) before provision for income taxes   2,494     (846)   (2,926)  (2,185)  (2,294)   (3,571)  (1,848)  (2,832)
Provision for income taxes.....................     165       12        81       28      233     1,963       15       60
                                                -------   ------   -------  -------  -------   -------  -------  -------

Net income (loss)..............................
                                                $2,329    $ (858)  $(3,007) $(2,213) $(2,527)  $(5,534) $(1,863) $(2,892)
                                                =======   ======   =======  =======  =======   =======  =======  =======
Basic and diluted earnings (loss) per share.... $  0.35   $(0.13)  $ (0.46) $ (0.34) $ (0.39)  $ (0.86) $ (0.29) $ (0.46)
                                                =======   ======   =======  =======  =======   =======  =======  =======
Weighted average shares outstanding--Basic.....   6,593    6,554     6,510    6,467    6,433     6,400    6,367    6,260
                                                =======   ======   =======  =======  =======   =======  =======  =======
Weighted average shares outstanding--Diluted...   6,593    6,554     6,510    6,467    6,433     6,400    6,367    6,260
                                                =======   ======   =======  =======  =======   =======  =======  =======

                                                                              Quarter Ended
                                                -----------------------------------------------------------------------
                                                Dec. 31, Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31,
                                                  2001     2001      2001     2001     2000     2000      2000     2000
                                                -------- --------- -------- -------- -------- --------- -------- --------
                                                                   (as a percentage of total revenues)
Revenues:
   Product.....................................   32.4%     31.2%    28.5%    32.7%    46.9%     39.0%    44.9%    41.8%
   Services....................................   67.6      68.8     71.5     67.3     53.1      61.0     55.1     58.2
                                                 -----     -----    -----    -----    -----    ------    -----    -----
      Total revenues...........................  100.0     100.0    100.0    100.0    100.0     100.0    100.0    100.0

Cost of revenues
   Product.....................................    7.4       3.2      5.3      3.5      4.2       4.2      3.1      4.1
   Services....................................   16.0      17.4     20.1     20.9     23.1      31.0     24.3     29.2
                                                 -----     -----    -----    -----    -----    ------    -----    -----
      Total cost of revenue....................   23.4      20.6     25.4     24.4     27.3      35.2     27.4     33.3
                                                 -----     -----    -----    -----    -----    ------    -----    -----
Gross profit...................................   76.6      79.4     74.6     75.6     72.7      64.8     72.6     66.7
                                                 -----     -----    -----    -----    -----    ------    -----    -----

Operating expenses:
   Sales and marketing.........................   30.5      31.0     55.4     56.9     62.1      76.6     55.8     60.9
   Research and development....................   15.3      21.6     29.8     31.4     24.5      35.8     26.9     25.4
   General and administrative..................   23.2      23.0     25.2     16.1     16.5      19.4     15.2     21.2
   Restructuring charge........................     --      16.6     22.6     11.1       --        --       --       --
                                                 -----     -----    -----    -----    -----    ------    -----    -----
      Total operating expenses.................   69.0      92.2    133.0    115.5    103.1     131.8     97.9    107.5
                                                 -----     -----    -----    -----    -----    ------    -----    -----
Operating income (loss)........................    7.6     (12.8)   (58.4)   (39.9)   (30.4)    (67.0)   (25.3)   (40.8)
Other income, net..............................   44.7      (4.2)    (0.1)    (0.3)     0.7       1.8     (0.1)     1.0
                                                 -----     -----    -----    -----    -----    ------    -----    -----
Income (loss) before provision for income taxes   52.3     (17.0)   (58.5)   (40.2)   (29.7)    (65.2)   (25.4)   (39.8)
Provision for income taxes.....................    3.4       0.2      1.6      0.5      3.0      35.8      0.2      0.8
                                                 -----     -----    -----    -----    -----    ------    -----    -----

Net income (loss)..............................
                                                  48.9%    (17.2)%  (60.1)%  (40.7)%  (32.7)%  (101.0)%  (25.6)%  (40.6)%
                                                 =====     =====    =====    =====    =====    ======    =====    =====

Liquidity and Capital Resources

   Our December 31, 2001 cash and cash equivalents balance of $2.0 million decreased $0.7 from December 31, 2000. Cash used for operations in 2001 was $2.8 million. A net loss of $3.7 million combined with the non-operating gain on the sale of the NetCure product line and the paydown of accounts payable and accrued expenses of $3.0 million was partially offset by cash received from accounts receivable of $3.4 million, a reduction of prepaid expense of $0.8 million, an increase in deferred revenue of $0.4 million combined with non-cash expenses (depreciation and amortization and the non-cash portion of the restructuring charge) of $1.4 million.

   Cash provided by investing activities in 2001 was $2.2 million which primarily consisted of $2.0 million in net proceeds from the sale of the NetCure product line, $698,000 received from the sale of short-term securities offset by $693,000 used to purchase equipment and leasehold improvements.

   Cash used in financing activities in 2001 was $9,000 which consisted of $95,000 principal payments on capitalized leases offset by $86,000 from the issuance of stock under our stock purchase plan.

   On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provides us with the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we renegotiated the terms of the financing agreement, and signed an accounts receivable purchase agreement, that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At December 31, 2001 we had no borrowings outstanding under this facility. Amounts under this facility are secured by substantially all of our corporate assets. The facility may be terminated by either party at any time.

   In September 2001, we obtained bridge loans of approximately $1.0 million to meet cash needs from a group of investors consisting of a Gensym business partner and eight individuals, including a Gensym founder and all of the members of our board of directors. On November 9, 2001, the principal and accrued interest totaling $1,046,000 on the loans were repaid from the net proceeds related to the sale of the NetCure product line.

   On November 9, 2001 we completed the sale of our NetCure product line to Rocket Software, Inc. for $2.5 million in cash. The sale of the NetCure product line was part of our reorganization plan that was announced in early August.

   We currently finance our operations, along with capital expenditures, primarily through cash flows from operations, short-term financing arrangements, and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We have a capital lease for our communications equipment. Our obligations relating to these leases at December 31, 2001 are as follows:

                                2002   2003   2004  2005 2006 Thereafter
        (In thousands)         ------ ------ ------ ---- ---- ----------
        Non-Cancellable leases $1,500 $1,247 $1,045 $954 $302    $203

   Rent, office lease and equipment lease expense under the above leases, net of rental income from sub-leases, was approximately $1,798,000 in 2001, $3,114,000 in 2000, and $3,159,000 in 1999.

   Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. As discussed above, our cash requirements have been reduced significantly as a result of the restructuring actions we undertook in 2001. Although our cash requirements will fluctuate based on the factors set forth above, we believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our business requirements at least through December 31, 2002.

Stock Repurchase Program

   In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2001, 501,300 shares had been repurchased at a cost of $1,869,000. There has been no repurchase of shares since March 31, 1999.

Recent Accounting Pronouncements

   In January 2001, we adopted the Financial Accounting Standards Board,
(FASB), Statement of Financial Accounting Standards, (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Adoption of SFAS No. 133 did not have a material impact on our consolidated financial statements. We do not currently have any derivative instruments.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of this statement did not have a material impact on our consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.

Factors That May Affect Future Results

   We have a history of operating losses, and our recent restructuring may not return us to profitability.

   We have incurred operating losses for each of the five years in the period ended December 31, 2001. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services into two major product lines and a renewed focus on our existing customers. With the restructuring, we took the required steps to return our company to profitability on an operating basis for the quarter ended December 31, 2001. Our management's operational plan relies heavily on achieving operating profitability in 2002 and beyond. Our return to profitability is based on expense control, cost reductions and continued revenue from new and existing customers. However, there can be no assurance that we will be profitable in the future.

   Our common stock has been delisted from the Nasdaq National Market. As a result of the delisting, our stockholders may face an illiquid market for the shares of our stock that they own.

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

   We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by value-added resellers and systems integrators represented 26%, 28% and 25% of our product revenues in 2001, 2000 and 1999, respectively. In January 2001, we significantly reduced our direct sales force for our expert operations management products and in early August 2001 we announced another workforce reduction in connection with our strategic restructuring. We are continuing to manage our relationships with existing expert operations management customers. We now rely increasingly on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based or other of our core technology products and applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

   We depend heavily on our sales and marketing force.

   Our future success in the expert operations management marketplace will depend, in part, upon the productivity of our sales and marketing personnel and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that our investment in sales and marketing will ultimately prove to be successful. In addition, there canbe no assurance that our sales and marketing personnel will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. Our inability to manage our sales and marketing personnel effectively could have a material adverse effect on our business, operating results and financial condition.

   Our quarterly operating results vary, leading to fluctuations in trading prices for our common stock and possible liquidity problems.

   We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. We have recorded losses in each quarter in 2000 and for the first three quarters of 2001, and there can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from six to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our net income and cash flows which may impact our ability to continue as an independent concern. Our financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

   Our international revenues represented 44% of total revenues in both 2001 and 2000. We categorize our revenues according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to our sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

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

   Our success is heavily dependent upon our proprietary technology. We rely upon a combination of trade secret, contract, copyright, patent, and trademark law to protect our proprietary rights in our products and technology. We enter into confidentiality and/or license agreements with our employees, third-party resellers, and end-users and limit access to and distribution of our software, documentation, and other proprietary information. In addition, we have placed technical inhibitors in our software that prevent such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which our products are distributed. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology by third parties, or that third parties will not be able to develop similar technology independently. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

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

ITEM 7A.  Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

   We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At December 31, 2001 substantially all of our funds were in demand deposit accounts.

Impact of Foreign Currency Rate Changes

   Compared to 2000, the U.S. dollar was stronger, on average, in 2001 relative to the European currencies in which we have subsidiaries. However, the translation of our intercompany receivables and foreign entities' assets and liabilities did not have a material impact on our consolidated results. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      GENSYM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                   ------------------
                                                                                     2001      2000
                                                                                   --------  --------
                                                                                     (In thousands,
                                                                                   except share data)
                                    ASSETS
Current Assets:
   Cash and cash equivalents...................................................... $  1,967  $  2,657
   Short-term investments.........................................................       --       698
   Accounts receivable, less reserves of $334 in 2001 and $385 in 2000............    5,465     8,800
   Prepaid expenses...............................................................      470     1,258
                                                                                   --------  --------
       Total current assets                                                           7,902    13,413
                                                                                   --------  --------
Property and equipment, at cost
   Computer equipment and software................................................    8,709     8,955
   Furniture and fixtures.........................................................    1,936     1,950
   Leasehold improvements.........................................................      818       428
                                                                                   --------  --------
                                                                                     11,463    11,333
   Accumulated depreciation and amortization......................................   (9,991)   (9,936)
                                                                                   --------  --------
                                                                                      1,472     1,397
                                                                                   --------  --------
Deposits and other assets.........................................................      558       730
                                                                                   --------  --------
                                                                                   $  9,932  $ 15,540
                                                                                   ========  ========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Current portion of capital lease obligation.................................... $     42  $     --
   Accounts payable...............................................................      497     1,068
   Accrued expenses...............................................................    2,954     5,541
   Deferred revenue...............................................................    6,848     6,519
                                                                                   --------  --------
       Total current liabilities..................................................   10,341    13,128
Long-term capital lese obligation, net of current portion.........................       27        --
Commitments and Contingencies (Note 5)
Stockholders' Equity (Deficit):
   Preferred Stock, $.01 par value--Authorized 2,000,000 shares
     Issued and outstanding--none.................................................       --        --
   Common Stock, $.01 par value--Authorized--20,000,000 shares
     Issued--7,134,247 and 6,968,270 shares in 2001 and 2000, respectively
     Outstanding--6,632,947 and 6,466,970 shares in 2001 and 2000, respectively...       71        70
   Capital in excess of par value.................................................   21,705    21,620
   Treasury stock--501,300 shares in 2001 and 2000, at cost.......................   (1,869)   (1,869)
   Accumulated deficit............................................................  (19,618)  (15,869)
   Cumulative translation adjustment..............................................     (725)   (1,540)
                                                                                   --------  --------
       Total stockholders' equity (deficit).......................................     (436)    2,412
                                                                                   --------  --------
                                                                                   $  9,932  $ 15,540
                                                                                   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                      GENSYM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended December 31,
                                           ------------------------------------
                                              2001          2000        1999
                                             -------      --------    -------
                                           (In thousands, except per share data
Revenues:
   Product................................ $ 6,302       $ 11,992    $19,628
   Services...............................  13,879         15,583     16,799
                                             -------      --------    -------
       Total revenues.....................  20,181         27,575     36,427
Cost of revenues:
   Product................................     969          1,073      1,315
   Services...............................   3,765          7,323      7,259
                                             -------      --------    -------
       Total cost of revenues.............   4,734          8,396      8,574
                                             -------      --------    -------
Gross profit..............................  15,447         19,179     27,853
                                             -------      --------    -------
Operating expenses:
   Sales and marketing....................   8,865         17,379     18,214
   Research and development...............   4,999          7,614      6,470
   General and administrative.............   4,390          4,942      5,288
   Restructuring charge...................   2,559             --         --
                                             -------      --------    -------
       Total operating expenses...........  20,813         29,935     29,972
                                             -------      --------    -------

Operating loss............................  (5,366)       (10,756)    (2,119)

Other income..............................
   Interest income........................      23            380        505
   Interest expense.......................     (39)            (7)       (15)
   Other income (expense), net............   1,919           (162)        13
                                             -------      --------    -------
                                             1,903            211        503
                                             -------      --------    -------

Loss before provision for income taxes....  (3,463)       (10,545)    (1,616)

Provision for income taxes................     286          2,271        336
                                             -------      --------    -------

Net loss.................................. $(3,749)      $(12,816)   $(1,952)
                                             =======      ========    =======

Basic and diluted loss per share.......... $ (0.57)      $  (2.01)   $ (0.32)
                                             =======      ========    =======

Weighted average common shares outstanding   6,531          6,365      6,149
                                             =======      ========    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                       Common Stock
                                    -------------------
                                                        Capital in                      Cumulative       Total       Compre-
                                     Number     $0.01   Excess of  Treasury Accumulated Translation  Stockholders'   hensive
                                    of Shares Par Value Par Value   Stock    (Deficit)  Adjustment  Equity (Deficit)  loss
                                    --------- --------- ---------- -------- ----------- ----------- ---------------- --------
                                                                 (In thousands except share data)
BALANCE, DECEMBER 31, 1998......... 6,557,268    $65     $20,427   $(1,278)  $ (1,101)    $  (630)      $ 17,483
Exercise of stock options..........    24,156     --          74        --         --          --             74
Issuance of common stock under
 Employee Stock Purchase Plan
 (ESPP)............................   163,141      2         422        --         --          --            424
Treasury Stock--156,100 shares.....        --     --          --      (591)        --          --           (591)
Translation adjustment.............        --     --          --        --         --        (516)          (516)        (516)
Net loss...........................        --     --          --        --     (1,952)         --         (1,952)      (1,952)
                                                                                                                     --------
Comprehensive net loss for the
 year ended December 31, 1999......                                                                                  $ (2,468)
                                    ---------    ---     -------   -------   --------     -------       --------     ========
BALANCE, DECEMBER 31, 1999......... 6,744,565     67      20,923    (1,869)    (3,053)     (1,146)        14,922
Exercise of stock options..........    93,744      1         389        --         --          --            390
Issuance of common stock under
 ESPP..............................   129,961      2         308        --         --          --            310
Translation adjustment.............        --     --          --        --         --        (394)          (394)        (394)
Net loss...........................        --     --          --        --    (12,816)         --        (12,816)     (12,816)
                                                                                                                     --------
Comprehensive net loss for the year
 ended December 31, 2000...........                                                                                  $(13,210)
                                    ---------    ---     -------   -------   --------     -------       --------     ========
BALANCE, DECEMBER 31, 2000......... 6,968,270     70      21,620    (1,869)   (15,869)     (1,540)         2,412
Issuance of common stock under
 ESPP..............................   165,977      1          85        --         --          --             86
Translation adjustment.............        --     --          --        --         --         815            815          815
Net loss...........................        --     --          --        --     (3,749)         --         (3,749)      (3,749)
                                                                                                                     --------
Comprehensive net loss for the year
 ended December 31, 2001...........                                                                                  $ (2,934)
                                    ---------    ---     -------   -------   --------     -------       --------     ========
BALANCE, DECEMBER 31, 2001......... 7,134,247    $71     $21,705   $(1,869)  $(19,618)    $  (725)      $   (436)
                                    =========    ===     =======   =======   ========     =======       ========

  The accompanying notes are an integral part of these consolidated financial statements

                      GENSYM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended December 31,
                                                                                  --------------------------
                                                                                   2001      2000     1999
                                                                                  -------  --------  -------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................................... $(3,749) $(12,816) $(1,952)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................................     726       911    1,123
     Loss on disposal of equipment...............................................      58        --       --
     Non-cash portion of restructuring charge....................................     657        --       --
     Gain on sale of NetCure product.............................................  (2,000)       --       --
     Deferred taxes..............................................................      --     1,873      287
     Changes in assets and liabilities:
       Accounts receivable.......................................................   3,404       780   (2,055)
       Prepaid expenses..........................................................     788     1,177     (720)
       Accounts payable..........................................................    (557)      670     (112)
       Accrued expenses..........................................................  (2,481)      727      982
       Deferred revenue..........................................................     335      (420)     527
                                                                                  -------  --------  -------
       Net cash used in operating activities.....................................  (2,819)   (7,098)  (1,920)
                                                                                  -------  --------  -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Sales (purchases) of short-term investments....................................     698     5,277   (5,137)
  Proceeds from sale of NetCure product, net of transaction costs................   2,000        --       --
  Purchases of property and equipment............................................    (693)   (1,156)    (436)
  Decrease (increase) in other assets............................................     171      (523)      38
                                                                                  -------  --------  -------
       Net cash provided by (used in) investing activities.......................   2,176     3,598   (5,535)
                                                                                  -------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchase of treasury stock...................................................      --        --     (591)
    Borrowings under bank financing agreements and bridge loans..................   2,367        --       --
    Repayments of bank financing agreements and bridge loans.....................  (2,367)       --       --
    Principal payments on capitalized lease obligations..........................     (95)       --       --
    Proceeds from exercise of stock options and issuance of common stock under
     stock plans.................................................................      86       700      498
                                                                                  -------  --------  -------
       Net cash (used in) provided by financing activities.......................      (9)      700      (93)
                                                                                  -------  --------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........................................     (38)     (253)    (437)
                                                                                  -------  --------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................................    (690)   (3,053)  (7,985)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................   2,657     5,710   13,695
                                                                                  -------  --------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................... $ 1,967  $  2,657  $ 5,710
                                                                                  =======  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for--
       Income taxes.............................................................. $    33  $    214  $   221
                                                                                  =======  ========  =======
       Interest.................................................................. $    39  $      7  $    15
                                                                                  =======  ========  =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
    Acquisition of equipment under capital lease obligations..................... $   164        --  $    --
                                                                                  =======  ========  =======

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

   The Company has incurred operating losses for each of the three years in the period ended December 31, 2001. Management's plan to continue as a going concern relies heavily on achieving profitability in 2002 and beyond. This return to profitability is based on expense control, cost reductions completed in 2001 and maintaining revenues from existing products. The Company believes that its current cash and cash equivalents and cash flows from operations will be sufficient to meet its business requirements at least through December 31, 2002. However, there can be no assurance that the Company will be able to meet its revenue expectations and therefore generate the necessary profitability and cash flows to continue as an independent concern.

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

   (b)  Cash Equivalents and Investments

   The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. For the period ended December 31, 2001, substantially all of the Company's cash was held in demand deposit accounts. To the extent the Company has investments they are classified as held-to-maturity and are recorded at amortized cost. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Short-term investments held as of December 31, 2000 consist of corporate bonds with original maturity dates greater than 90 days that mature within one year.

                                                December 31, 2001 December 31, 2000
(In thousands)                                  ----------------- -----------------
                                                Total     Total   Total     Total
                                    Contracted  Market  Amortized Market  Amortized
Description                          Maturity   Value     Cost    Value     Cost
-----------                         ----------- ------  --------- ------  ---------
Cash and Cash Equivalents:
Cash and cash equivalents..........         N/A $1,967   $1,967   $2,554   $2,554
Money market funds.................  0-3 months     --       --      103      103
                                                ------   ------   ------   ------
   Total cash and cash equivalents.              1,967    1,967    2,657    2,657
Short-Term Investments:
Corporate bonds.................... 4-12 months     --       --      701      698
                                                ------   ------   ------   ------
                                                $1,967   $1,967   $3,358   $3,355
                                                ======   ======   ======   ======

                      GENSYM CORPORATION AND SUBSIDIARIES

   (c)  Accounts Receivable and Allowance for Doubtful Accounts

   The Company must make estimates of the uncollectability of its accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $5.5 million, net of allowance for doubtful accounts of $334,000 as of December 31, 2001. Uncertainties affecting the Company's estimates include future industry and economic trends and the related impact of the financial condition of its customers, as well as the ability of customers to generate cash flows sufficient to pay amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer's ability to meet its financial obligations, the Company's estimates of the recoverability of amounts due could be reduced by a material amount.

   (d)  Depreciation and Amortization

   The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets. The estimated useful lives by asset class are as follows:

      Asset Classification            Estimated Useful Lives
      --------------------            ----------------------
      Computer equipment and software 3 Years
      Furniture and fixtures......... 5 Years
      Leasehold improvements......... Shorter of lease term or useful life

   (e)  Revenue Recognition

   The Company recognizes revenue from product sales upon product shipment provided that there are no uncertainties regarding acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related accounts receivable is probable. If there are uncertainties regarding customer acceptance, revenue is deferred until the uncertainties are resolved. The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. For arrangements that include the delivery of multiple elements, revenue is allocated to the various elements based on vendor specific objective evidence of fair value (VSOE). The Company establishes VSOE based on either the price charged for the element when sold separately or for elements not yet sold separately, the price established by management with the relevant authority to do so. VSOE for software maintenance represents a consistent percentage of the license fees charged to customers or maintenance renewals. VSOE for consulting and training services represents standard rates, which the Company charges its customers when it sells these services separately. In accordance with SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, the Company uses the residual method when fair value does not exist for one of the delivered elements in the arrangements. Under the residual method, the fair value of the undelivered element is deferred and recognized when delivered. The Company has established VSOE for consulting, training and software maintenance services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with consulting, training or software maintenance.

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

                      GENSYM CORPORATION AND SUBSIDIARIES

   Revenues from the sales to resellers are recognized upon the delivery of the software, provided all other revenue recognition criteria, specified above, have been satisfied. The Company does not grant rights of return to any customers, including resellers.

   Software maintenance fees are recognized as revenue ratably over the life of the software maintenance contract period. Software maintenance arrangements include unspecified rights to software updates. These services are typically sold for a one-year term and are sold either as part of a multiple-element arrangement with software licenses or are sold separately at the time of renewal.

   Revenues derived from consulting and training are recognized upon performance of the services provided that the amounts due from customers are fixed or determinable and deemed collectible by management. Deferred revenue primarily represents advance billings for software services, which include software maintenance, consulting, training and license prepayment fees.

   (f)  Research and Development and Software Development Costs

   In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that technological feasibility is not established until the development phase of the project is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all research and development expenses to operations in the period incurred.

   (g)  Foreign Currency Translation

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

   (h)  Retirement Plan

   Effective January 1997, the Company amended the Gensym Corporation 401(k) Plan (the "Plan") to allow for employer matching contributions. The Company has elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee's compensation (as defined) contributed to the Plan as an elective deferral. The Company's contributions to the Plan were $197,000 in 2001, $267,000 in 2000, and $262,000 in 1999.

   (i)  Concentration of Credit Risk

   Generally accepted accounting principles require disclosure of any significant off-balance-sheet risk or credit risk concentrations. Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash, cash equivalents, investments and accounts receivable. The Company places its cash, cash equivalents and investments in highly rated institutions. For the fiscal years ended December 31, 2001 and 2000, no single customer accounted for more than 10% of the Company's total revenue. One customer

                      GENSYM CORPORATION AND SUBSIDIARIES
accounted for 12% of the total revenue in 1999. One customer accounted for 17% of total accounts receivable at December 31, 2001. No single customer accounted for greater than 10% of accounts receivable at December 31, 2000. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

   (j)  Comprehensive Loss

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from nonowner sources. Comprehensive loss is disclosed in the accompanying consolidated statements of stockholder's equity (deficit).

   The components of comprehensive loss are as follows:

                                                                     2001      2000     1999
                                                                    -------  --------  -------
(In thousands)
Net loss........................................................... $(3,749) $(12,816) $(1,952)
Other comprehensive loss:
   Foreign currency translation adjustment.........................     220      (394)    (516)
Less: reclassification adjustment for translation adjustment losses
  included in net loss.............................................     595        --       --
                                                                    -------  --------  -------
                                                                    $(2,934) $(13,210) $(2,468)
                                                                    =======  ========  =======

   (k)  Loss per Share

   In accordance with SFAS No. 128, Earnings per Share, basic loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share is the same as basic loss per share due to the net loss recorded in all years presented. For the years ended December 31, 2001, 2000, and 1999, the computation for diluted loss per share excludes the effect of 1,386,680 shares, 1,705,412 shares, and 1,169,294 shares, respectively, issuable from assumed exercise of options, as their effect would be antidilutive.

   (l)  Use of Estimates in the Preparation of Financial Statements

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

   (m)  New Accounting Pronouncements

   In January 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Adoption of this statement did not have a material impact on the Company's consolidated financial statements.

                      GENSYM CORPORATION AND SUBSIDIARIES

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

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

(2)  FINANCING AGREEMENTS

   On March 28, 2001, the Company entered into an account receivable purchase agreement with a bank. This facility provides the Company the ability to borrow up to 80% of the Company's qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, the Company signed a renegotiated agreement with the bank that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At December 31, 2001, the Company had no borrowings outstanding under this facility. Amounts under this facility are secured by substantially all of the corporate assets of Gensym Corporation. This facility may be terminated by either party, at any time.

   In September 2001, the Company obtained bridge loans of approximately $1.0 million to meet cash needs from a group of investors consisting of a Gensym business partner and eight individuals, including a Gensym founder and all of the members of the board of directors. On November 9, 2001, the principal and accrued interest totaling $1,046,000 on the loans were repaid from the net proceeds related to the sale of the NetCure product line.

                      GENSYM CORPORATION AND SUBSIDIARIES

(3)  STOCKHOLDERS' EQUITY (DEFICIT)

   (a)  Common Stock

   The Company's authorized capitalization consists of 20,000,000 shares of Common Stock and 2,000,000 shares of Preferred Stock.

   (b)  Stock Option Plans

   The following table shows the Company's stock option plans, the number of shares reserved for issuance by the Company's Board of Directors, and the number of shares available for future issuance as of December 31, 2001:

                                                            Number of Shares
                                                          Available for Future
                                      Number of Shares       Issuance as of
  Plan Name                         Reserved for Issuance  December 31, 2001
  ---------                         --------------------- --------------------
  1987 Stock Plan..................         600,000                  --
  1994 Stock Option Plan...........         534,850              24,520
  1995 Director Stock Option Plan..         100,000              18,000
  1995 Employee Stock Purchase Plan       1,000,000             249,422
  1997 Stock Incentive Plan........         500,000             168,032
  2000 Stock Incentive Plan........         800,000             289,999
                                          ---------             -------
                                          3,534,850             749,973
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

   The 1995 Director Stock Option Plan (the "Director Plan") was approved by the stockholders in January 1996 and was amended in May 1997. The Director Plan provides for the grant of options to purchase Common Stock of the Company to non-employee directors of the Company. On June 30 of each year, each non-employee director is granted an option to purchase 10,000 shares of common stock at an exercise price equal to the then current fair market value. These options vest in equal portions over a five-year period and expire 10 years from the date of grant.

   During 1999, in conjunction with the hiring of the chief executive officer, the Company granted options to purchase 361,111 shares at an exercise price of $3.25, outside of any existing stock option plans. During 2000, in conjunction with the hiring of the vice president marketing and the hiring of the vice president finance & administration and CFO, the company granted options to purchase 10,000 and 34,845 shares, respectively, at an

                      GENSYM CORPORATION AND SUBSIDIARIES
exercise price of $5.44, outside of any existing option plans. These stock options were issued at the fair market value on the date of grant. During 2001, both the chief executive officer and the vice president marketing left the Company which resulted in the cancellation of 371,111 options issued outside of existing option plans.

   The following table summarizes the stock option activity for each the three years in the period ended December 31, 2001:

                                     Number of   Exercise Price Weighted Average
                                      Shares       per Share     Exercise Price
                                     ----------  -------------- ----------------
Outstanding at December 31, 1998....    729,639   $3.00-$10.00       $4.44
   Granted..........................    656,320      2.75-5.25        3.45
   Exercised........................    (24,156)     3.00-3.88        3.13
   Canceled.........................   (192,509)     3.00-7.50        4.35
                                     ----------   ------------       -----
Outstanding at December 31, 1999....  1,169,294    2.75-$10.00        3.92
   Granted..........................    773,600      0.72-9.31        3.53
   Exercised........................    (93,744)     2.81-7.50        4.11
   Canceled.........................   (143,738)     2.75-9.31        4.78
                                     ----------   ------------       -----
Outstanding at December 31, 2000....  1,705,412    0.72-$10.00        3.66
   Granted..........................    993,117      0.27-1.78        0.52
   Canceled......................... (1,311,849)     0.27-9.31        3.13
                                     ----------   ------------       -----
   Outstanding at December 31, 2001.  1,386,680   $0.27-$10.00       $1.91
                                     ==========   ============       =====
Exercisable at December 31, 2001....    534,811   $0.37-$10.00       $3.21
                                     ==========   ============       =====
Exercisable at December 31, 2000....    605,177   $2.75-$10.00       $4.17
                                     ==========   ============       =====
Exercisable at December 31, 1999....    340,741   $3.00-$10.00       $4.53
                                     ==========   ============       =====

   The range of exercise prices for options outstanding and options exercisable at December 31, 2001 is as follows:

                                            Options Outstanding            Options Exercisable
                                     --------------------------------- ----------------------------
                                     Weighted Average
                           Options      Remaining     Weighted Average   Options   Weighted Average
Range of Exercise Prices Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
------------------------ ----------- ---------------- ---------------- ----------- ----------------
     $0.27 - 0.27.......    235,000        9.76            $0.27              --           --
     $0.30 - 0.31.......     50,000        9.68             0.30              --           --
     $0.37 - 0.37.......    275,000        9.59             0.37          83,334        $0.37
     $0.40 - 0.40.......     10,000        9.65             0.40              --           --
     $0.60 - 0.60.......    139,000        9.95             0.60              --           --
     $0.65 - 0.97.......    190,850        9.23             0.85          92,318         0.92
     $1.06 - 3.81.......    139,819        8.37             3.23         115,661         3.35
     $3.84 - 4.44.......    139,544        7.37             3.93         116,289         3.93
     $4.50 - 5.44.......    145,033        7.13             5.10          78,234         4.83
     $6.00 - 10.00......     62,434        5.88             7.72          48,975         7.76
                          ---------        ----            -----         -------        -----
                          1,386,680        8.84            $1.91         534,811        $3.21
                          =========        ====            =====         =======        =====

                      GENSYM CORPORATION AND SUBSIDIARIES

   The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of common stock to participating employees. In January 1998, the Board of Directors amended the Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 200,000 to 500,000. In June 2000, the Board of Directors amended the Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 500,000 to 700,000. In May 2001, the shareholders approved an amendment the Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 700,000 to 1,000,000.

   All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during the payroll deduction period "Offering Period" for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower.The compensation committee of the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company has sold 750,578 shares as of December 31, 2001.

   (c)  Stock-Based Compensation

   SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options to be included in the statement of income of disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

   The Company has computed the pro forma disclosure required under SFAS No. 123 for all stock compensation plans during the three years ended December 31, 2001, using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

                                                   2001      2000       1999
                                                ---------- --------- ----------
 Risk-free interest rate....................... 4.15-5.41% 5.24-6.6% 4.80-6.38%
 Expected dividend yield.......................          0         0          0
 Expected lives of option grants...............  7.0 Years 7.0 Years  7.0 Years
 Expected volatility...........................       231%      160%        90%
 Weighted average fair value of options granted      $0.52     $3.53      $2.85

   For the purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and Purchase Plan shares been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the effect would have been as follows:

                                                        2001      2000     1999
                                                       -------  --------  -------
                                                             (In thousands,
                                                        except per share amounts)
Net loss as reported.................................. $(3,749) $(12,816) $(1,952)
Pro forma net loss as adjusted........................  (4,135)  (14,316)  (2,883)
Basic and diluted loss per share as reported..........  ($0.57)   ($2.01)  ($0.32)
Pro forma basic and diluted loss per share as adjusted  ($0.82)   ($2.52)  ($0.53)

                      GENSYM CORPORATION AND SUBSIDIARIES

   (d)  Stock Repurchase Program

   In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. No shares were purchased in 2001. As of December 31, 2001, 501,300 shares had been repurchased at a cost of approximately $1,869,000.

(4)  INCOME TAXES

   As part of the process of preparing the consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Tax assets also result from net operating losses, research and development tax credits and foreign tax credits. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, the Company establishes a valuation allowance. To the extent a valuation allowance is established or increased in a period, the impact will be included in the tax provision in the statement of operations.

   Loss before provision for income taxes consists of the following (in thousands):

                                 Years ended December 31,
                                 -----------------------
                                  2001    2000     1999
                       -         ------  -------  ------
                       Domestic. (2,660) (11,051) (2,753)
                       Foreign..   (803)     506   1,137
                                 ------  -------  ------
                          Total. (3,463) (10,545) (1,616)
                                 ======  =======  ======

   The components of the provision for income taxes for each of the three years in the period ended December 31, 2001 are as follows:

                                           2001    2000     1999
                                           -----  -------  -------
                                                (In thousands)
             Federal
                Current................... $  --  $    (7) $    --
                Deferred..................  (929)  (4,159)  (1,680)
                                           -----  -------  -------
                                            (929)  (4,166)  (1,680)
                                           -----  -------  -------
             State
                Current...................    15       17        6
                Deferred..................    79      (66)     (36)
                                           -----  -------  -------
                                              94      (49)     (30)
                                           -----  -------  -------
             Foreign
                Withholding...............   108       77      133
                Income....................   163      311      203
                                           -----  -------  -------
                                             271      388      336
                                           -----  -------  -------
             Change in Valuation Allowance   850    6,098    1,710
                                           -----  -------  -------
                                           $ 286  $ 2,271  $   336
                                           =====  =======  =======

                      GENSYM CORPORATION AND SUBSIDIARIES

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

   The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets with the approximate income tax effect of each type of temporary difference are as follows:

                                                         2001      2000
                                                       --------  --------
                                                         (In thousands)
      Net operating loss carryforward................. $  8,076  $  6,607
      Research and development tax credit carryforward    1,561     1,561
      Depreciation....................................      218       199
      Deferred revenue................................      360       312
      Other temporary differences.....................      817     1,503
                                                       --------  --------
                                                         11,032    10,182
      Valuation allowance.............................  (11,032)  (10,182)
                                                       --------  --------
      Net deferred tax asset.......................... $     --  $     --
                                                       ========  ========

   The net operating loss carryforwards expire on various dates through 2021 and are subject to review and possible adjustment by the Internal Revenue Service.

   The Internal Revenue Code contains provisions that may limit the net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three year period. In the event that the Company has had a change in ownership, as defined, utilization of the carryforwards may be restricted.

   The Company has established a valuation allowance against its deferred tax asset to the extent that it cannot conclusively demonstrate that these assets "more likely than not" will be realized. Under SFAS No. 109, Accounting for Income Taxes, a deferred tax asset for the future benefit of a tax loss carryforward should be recorded unless a company makes a determination that it is "more likely than not" that such deferred tax asset will not be realized. Accordingly, a valuation allowance would be provided against the deferred tax asset to the extent that the Company cannot demonstrate that it is "more likely than not" that the deferred tax asset will be realized.

   In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which it operates. The Company periodically reviews its deferred tax asset to determine if such asset is realizable. In 2000, the Company concluded, in accordance with SFAS No. 109, that the Company should not recognize the value of its deferred tax asset under the "more likely than not" test and therefore increased the amount of its valuation allowance to equal the entire deferred tax asset. This increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 in the year ended December 31, 2000. The primary factors considered in evaluating the realizability of the deferred tax asset and the level of valuation allowance were the volatility of the historical earnings and the operating losses.

                      GENSYM CORPORATION AND SUBSIDIARIES

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                  2001    2000    1999
                                                 ------  ------  ------
       Provision at federal statutory rate...... (34.0)% (34.0)% (34.0)%
       State income tax, net of federal benefits    1.8   (0.3)   (1.2)
       Foreign income and withholding taxes.....   12.1     1.8  (24.0)
       Change in valuation allowance............   24.5    57.8   105.8
       Utilization of tax credits...............     --      --  (17.8)
       Other, net...............................    3.9   (3.8)   (8.0)
                                                 ------  ------  ------
                                                   8.3 %  21.5 %  20.8 %
                                                 ======  ======  ======

(5)  COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at December 31, 2001 are as follows:

                                                                 Amounts
                                                             (In thousands)
                                                            -----------------
                        For the
                       Year Ended                           Operating Capital
                      December 31,                           Leases   Leases
                      ------------                          --------- -------
     2002..................................................  $1,452     $48
     2003..................................................   1,220      27
     2004..................................................   1,043       2
     2005..................................................     954      --
     2006..................................................     302      --
     Thereafter............................................     203      --
                                                             ------
     Total minimum lease payments..........................  $5,174      77
                                                             ======     ---
     Less: Amount representing interest....................               8
                                                                        ---
         Present value of minimum lease payments...........              69
     Less: Current portion.................................              42
                                                                        ---
         Long-term portion of capital lease obligation.....             $27
                                                                        ===

   Rent, office lease and equipment lease expense under the above leases, net of rental income from sub-leases, was approximately $1,798,000 in 2001, $3,114,000 in 2000, $3,159,000 in 1999.

   On August 14, 2001, the Company was served with a complaint in the matter of Rocket Software, Inc. v. Gensym Corporation, filed in Massachusetts Superior Court, Middlesex County. The complaint alleged that the Company breached a contract with Rocket Software, pursuant to which Rocket Software loaned $300,000 to the Company, by failing to repay Rocket Software the $300,000 plus interest when demanded. The complaint sought damages resulting from the alleged breach of contract and costs. The Company reached a settlement of this matter with Rocket Software, and executed a Settlement Agreement and Release, dated September 24, 2001 resulting in the repayment of the owed amount and interest. The matter is now concluded.

   On November 13, 2001, the Company and its directors were served with a complaint filed by one of its stockholders. The lawsuit asserted claims for, among other things, alleged breach of fiduciary duty and waste of

                      GENSYM CORPORATION AND SUBSIDIARIES
corporate assets in connection with the Company's rejection of a merger proposal, the adoption of its proposed rights offering, and the execution of a letter of intent relating to the sale of its NetCure product line. The complaint sought injunctive relief with respect to the merger proposal, the proposed rights offering and the sale of the NetCure product line. On November 16, 2001, the Company and its directors were served with an amended and supplemental complaint further asserting that its directors breached fiduciary duties by consummating the sale of the NetCure product line and allegedly refusing to negotiate in connection with the merger proposal. The amended complaint also added the party that had proposed the merger as a defendant and asserted a claim against such party for aiding and abetting the alleged breaches of fiduciary duties. The amended complaint sought injunctive relief with respect to the merger proposal, rescission of the NetCure sale, and compensatory and/or rescissionary monetary damages. On November 26, 2001, the court conducted a telephonic hearing on the plaintiff's motion for expedited proceedings, and denied the motion at the conclusion of that hearing. On November 27, 2001, the Company was advised by plaintiffs' counsel that, in light of the court's decision on the motion to expedite proceedings, the plaintiffs intended to file a further amended complaint. To date, the Company has not been served with a further amended complaint. The Company believes that it has meritorious defenses to all claims and intends to vigorously defend its position. It is not possible to predict the outcome of the complaint. In the opinion of management, the resolution of this matter will not have a material adverse effect on the Company's financial condition.

   The Company is involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial condition

(6)  RESTRUCTURING CHARGE

   a.  Restructuring charge in the quarter ended March 31, 2001

   In January 2001, the Company's management undertook a restructuring plan to reduce operating costs. The restructuring plan consisted of reductions in employee headcount, totaling 45 employees, or approximately 12% of the Company's workforce, from all operating groups and from all geographical areas. The $601,000 restructuring charge included on the accompanying condensed consolidated income statement of operations consists entirely of severance related costs. Approximately $533,000 was paid out against the restructuring charge in the year ended December 31, 2001. The remaining accrual of $68,000 was credited to restructuring in the quarter ended September 30, 2001 due to a change in estimate.

   b.  Restructuring charge in the quarter ended June 30, 2001

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

   The $474,000 employee severance portion of the restructuring charge related entirely to the involuntary severance of 13 employees from all operating groups in the U.S. geographic area. Approximately $470,000 was paid in the year ended December 31, 2001, and the remaining $4,000 is expected to be paid by January 31, 2002.

   c.  Restructuring charge in the quarter ended September 30, 2001

   In July and August 2001, the Company's management undertook separate and distinct restructuring plans to reduce operating costs. The restructuring plans consist of reductions in employee headcount, totaling

                      GENSYM CORPORATION AND SUBSIDIARIES

12 employees in July and 50 employees in August. The employees severed in July were from all operating groups and from the U.S. geographic area. The employees severed in August were from all groups and from all geographic areas. The Company recorded restructuring charges of approximately $125,000 and $770,000 during the quarter ended September 30, 2001 related to the July 2001 and August 2001 reductions in headcount, respectively. Approximately $125,000 was paid in the year ended December 31, 2001 related to the July severance. Approximately $535,000 was paid in the year ended December 31, 2001 related to the August severance, and the remaining $235,000 is expected to be paid by September 30, 2002.

(7)  SALE OF A PRODUCT LINE

   On November 9, 2001, the Company completed the sale of its NetCure product line for proceeds of $2.5 million. A gain of $2.0 million is included in other income in the accompanying consolidated statement of operations, and represents the gross proceeds received, less transaction costs of approximately $500,000.

(8)  ACCRUED EXPENSES

   Accrued expenses consist of the following at December 31, 2001 and 2000:

                                                    2001    2000
                                                   ------  ------
                                                   (In thousands)
              Accrued payroll and related expenses $  721  $1,651
              Accrued commissions.................    319     467
              Accrued bonuses.....................    117     246
              Accrued professional fees...........    530     481
              Accrued taxes.......................    383     568
              Accrued sales office closing........     51     522
              Accrued royalties...................     92      --
              Other accrued expenses..............    741   1,606
                                                   ------  ------
                                                   $2,954  $5,541
                                                   ======  ======

   In December 2000, there was a major emphasis on reducing the Company's worldwide sales infrastructure. At the time, management made the decision to close 11 sales offices, as some were not being fully utilized, due to staff cuts, and others had cost structures that could not be supported by the revenue generated by the office. The Company recorded $522,000 as a liability in December 2000 associated with the closing of 11 sales offices. The cost of closing each office was determined by adding the remaining lease obligation as of the estimated closing dates and administrative costs associated with the closing of each office and then subtracting an estimated sub-let revenue value. As of December 31, 2001, approximately $471,000 has been paid out against the accrual and there is $51,000 remaining in an accrued expense which is expected to be paid out by June 30, 2002.

                      GENSYM CORPORATION AND SUBSIDIARIES

(9)  FINANCIAL INFORMATION BY GEOGRAPHIC AREA

   Domestic and international sales as a percentage of total revenues are as follows:

                                        2001 2000 1999
                                        ---- ---- ----
                         United States.  56%  56%  54%
                         United Kingdom  11    8    7
                         Rest of Europe  18   24   24
                         Other.........  15   12   15
                                        ---  ---  ---
                                        100% 100% 100%
                                        ===  ===  ===

   Domestic and international long-lived assets, net of depreciation and amortization, are as follows:

                                         2001   2000
                                        ------ ------
                          United States $1,662 $1,755
                          Europe.......    368    347
                          Other........     --     25
                                        ------ ------
                                        $2,030 $2,127
                                        ====== ======

(10)  SEGMENT REPORTING

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

   The Company viewed its business as having two main product lines: 1) the Expert Manufacturing product line, which focused on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and 2) the Network Management product line, which focused on building Gensym's entrance into the Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies. These product lines had their own specialized sales strategies, but shared business development, consulting, and training resources. The table below shows these business segments through December 31, 2001. With the sale of the Company's network management product line, NetCure, in the quarter ended December 31, 2001, management believes that it is no longer meaningful or efficient to evaluate and manage the business along two distinct market segments. As such, the Company, beginning in the quarter ended March 31, 2002, will no longer report multi-operating profitability segments.

   The Company evaluated performance of its product line segments based on revenues and segment profitability. Segment profitability is defined by the Company as net contribution, which is computed based on gross profit less identifiable operating costs--principally selling costs. Identifiable assets consist primarily of: 1) accounts receivable in support of segment revenues, and 2) prepaid expenses, property and equipment, and deposits in support of employees dedicated to the specific segments. Unallocated corporate costs include

                      GENSYM CORPORATION AND SUBSIDIARIES
operating expenses and assets not specifically identifiable to the Company's operating segments. Information as to the operations of the different segments is set forth below:

                                                        Unallocated
                                  Expert      Network    Corporate
                               Manufacturing Management Costs/Assets  Total
                               ------------- ---------- ------------ --------
  Year ended December 31, 2001
     Revenues.................    $ 9,593     $10,588                $ 20,181
                                  =======     =======                ========
     Net contribution.........    $ 4,847     $ 3,546     $(13,759)  $ (5,366)
                                  =======     =======     ========   ========
     Identifiable assets......    $ 3,016     $ 3,273     $  3,643   $  9,932
                                  =======     =======     ========   ========
     Fixed asset depreciation.    $   138     $   214     $    374   $    726
                                  =======     =======     ========   ========

  Year ended December 31, 2000
     Revenues.................    $11,965     $15,610                $ 27,575
                                  =======     =======     ========   ========
     Net contribution.........    $   570     $ 4,012     $(15,338)   (10,756)
                                  =======     =======     ========   ========
     Identifiable assets......    $ 4,454     $ 6,537     $  4,549   $ 15,540
                                  =======     =======     ========   ========
     Fixed asset depreciation.    $   206     $   245     $    460   $    911
                                  =======     =======     ========   ========

  Year ended December 31, 1999
     Revenues.................    $17,196     $19,231                $ 36,427
                                  =======     =======     ========   ========
     Net contribution.........    $ 4,381     $ 5,975     $(12,475)  $ (2,119)
                                  =======     =======     ========   ========
     Identifiable assets......    $ 6,690     $ 5,398     $ 14,846   $ 26,934
                                  =======     =======     ========   ========
     Fixed asset depreciation.    $   284     $   296     $    543   $  1,123
                                  =======     =======     ========   ========

(11)  VALUATION AND QUALIFYING ACCOUNTS

                                  Balance at
                                 Beginning of                       Balance at
          Description               Period    Additions Deductions End of Period
          -----------            ------------ --------- ---------- -------------
Allowance for Doubtful Accounts:
Year ended December 31, 2001....     $385       $149       $200        $334
                                     ====       ====       ====        ====
Year ended December 31, 2000....     $364       $134       $113        $385
                                     ====       ====       ====        ====
Year ended December 31, 1999....     $423       $305       $364        $364
                                     ====       ====       ====        ====

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gensym Corporation:

   We have audited the accompanying consolidated balance sheets of Gensym Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN LLP
                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item will be included in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders to be held May 16, 2002 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item will be included in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held May 16, 2002 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be included in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held May 16, 2002 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be included in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders to be held May 16, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) FINANCIAL STATEMENTS

   The following documents are included in Item 8 of this Annual Report on Form 10-K:

     Consolidated Balance Sheets as of December 31, 2001 and 2000
     Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001
     Consolidated Statements of Stockholders' Equity (deficit) for each of the three years in the period ended December 31, 2001
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
     Notes to Consolidated Financial Statements
     Report of Independent Public Accountants

       (2) FINANCIAL STATEMENT SCHEDULES

   All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

       (3) EXHIBITS

    The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

   The following reports on Form 8-K were filed during the three months ended December 31, 2001:

       On October 22, 2001, the Company filed a Current Report on Form 8-K, dated October 16, 2001, reporting, under Items 5 and 7, that the Company had entered into a letter agreement relating to the sale of the NetCure product line.

       On November 21, 2001, the Company filed a Current Report on Form 8-K, dated November 9, 2001, reporting under Items 2 and 7, that the Company had completed the sale of its NetCure product line.

       On November 26, 2001 and January 8, 2002, the Company filed Amendments No. 1 and 2, respectively, to the Current Report on Form 8-K dated November 9, 2001.Amendments No. 1 and 2 to the Current Report on Form 8-K dated November 9, 2001 included additional disclosure required by
       Item 7(b) of the Current Report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENSYM CORPORATION
                                   (Registrant)

                                   By:      /S/ LOWELL B. HAWKINSON
                                      -------------------------------
Dated: March 25, 2002
                                             Lowell B. Hawkinson
                                       Chairman of the Board, Chief Executive
                                            Officer and President


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  /s/  LOWELL B. HAWKINSON    Chairman of the Board, Chief  March 25, 2002
-----------------------------   Executive Officer nd
     Lowell B. Hawkinson        President (principal
                                executive officer)
 /s/  THOMAS E. SWITHENBANK   Principal Financial Officer
-----------------------------   and Director (principal
    Thomas E. Swithenbank       financial officer and
                                principal accounting
                                officer)                    March 25, 2002
     /s/  JOHN A. SHANE       Director                      March 25, 2002
-----------------------------
        John A. Shane
    /s/  THEODORE JOHNSON     Director                      March 25, 2002
-----------------------------
      Theodore Johnson
     /s/  BARRY R. GORSU      Director                      March 25, 2002
-----------------------------
       Barry R. Gorsun
    /s/  ROBERT A. DEGAN      Director                      March 25, 2002
-----------------------------
       Robert A. Degan

                                 EXHIBIT INDEX

Exhibit No.                             Description

 3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 1997)

 3.2 Amended and Restated By-Laws of the Registrant (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

 4.1 Specimen certificate for shares of the Registrant's Common Stock (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.1 1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.2 1994 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.3 1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant's Proxy Statement filed on April 6, 1998)

10.4 1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.5 Amended and Restated Registration Rights Agreement, dated as of August 12, 1991, by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.6 Lease, dated as of January 1, 1995, by and between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.7 First Amendment to Lease, dated as of December 2, 1996, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

10.8 Second Amendment to Lease, dated as of January 24, 1997, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

10.9 Third Amendment to Lease, dated as of January 24, 1997, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996)

10.10 Fourth Amendment to Lease, dated as of December 4, 1998, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.11# Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science Corporation (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.12+ 1997 Stock Incentive Plan (Incorporated by reference to the Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.13 Sublease Agreement, dated August 26, 1997, between the Registrant and Spaulding & Slye Services Limited Partnership (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.14 Rights Agreement, dated as of April 8, 1997, between the Registrant and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 17, 1997)

10.15+ Severance and Settlement Agreement and Release, dated June 24, 1999, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

10.16+* Employment Agreement, dated August 3, 2001, by and between the
        Registrant and Lowell B. Hawkinson.


10.17+ Compromise Agreement, dated February 12, 2001, by and between the
       Registrant and Carl Davies (Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended December 31,
       2000). Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordbloom and Peter C. Nordbloom, as Trustees (Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended December 31, 2000)

10.18+ 2000 Stock Incentive Plan (Incorporated by reference to the Registrants
       Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.19+ Amendment No. 3 to 1995 Employee Stock Purchase Plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.20 Accounts Receivable Financing Agreement, dated as of March 28, 2001, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 12,
       2001)

10.21 Accounts Receivable Purchase Agreement, dated as of August 16, 2001, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.22 Bridge Loan, Standby Purchase and Debt Reduction Agreement, dated as of September 12, 2001, by and among the Registrant and the parties listed therein (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.23 Asset Purchase Agreement, dated November 9, 2001, between the Registrant and Rocket Software, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 21, 2001)

21*    Subsidiaries of the Registrant

23*    Consent of Arthur Andersen LLP

99*    Letter to Securities and Exchange Commission pursuant to Temporary Note
       3T
--------
Notes
* Filed herewith.
# Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+ Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to this Annual Report on Form 10-K