Form 10-Q
period 2002-03-31
GENSYM CORP
filed 2002-05-15
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---
                              Exchange Act of 1934


                  For the quarterly period ended March 31, 2002

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

           Yes  X                                              No ___
               ---

        As of May 3, 2002 there were 6,632,947 shares of the Registrant's
                           Common Stock outstanding.

Part I. Financial Information

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

     This quarterly report includes financial statements which have not been reviewed by an independent public accountant pursuant to Rule 10-01(d) of Regulation S-X because we elected not to have Arthur Andersen LLP conduct the review, as allowed under temporary SEC regulations applicable to issuers that recently used Arthur Andersen as their independent public accountants but no longer do so. We expect that our new independent public accountant, PricewaterhouseCoopers LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X. If, upon completion of the review, there is a change in the financial statements contained in this report, we will amend this quarterly report to present the reviewed financial statements, and we will discuss in the amended report any material changes from the unreviewed financial statements contained in this report. Otherwise, we will state in our first quarterly report following completion of the review that the unreviewed financial statements contained in this report have subsequently been reviewed by an accountant other than Arthur Andersen, and that there were no material changes as a result of the review.


Item 1. Consolidated Financial Statements

                               GENSYM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except share and per share amounts)                                    March 31,        December 31,
                                                                                        2002               2001
                                                                                      --------         -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                        $  3,297            $  1,967
     Accounts receivable, net                                                            3,092               5,465
     Other current assets                                                                  654                 470
                                                                                      --------            --------
         Total current assets                                                            7,043               7,902

Property and equipment, net                                                              1,369               1,472
Deposits and other assets                                                                  577                 558
                                                                                      --------            --------

                                                                                      $  8,989            $  9,932
                                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Current portion of capital lease obligation                                      $     31            $     42
     Accounts payable                                                                      446                 497
     Accrued expenses                                                                    2,615               2,954
     Deferred revenue                                                                    5,161               6,181
                                                                                      --------            --------
         Total current liabilities                                                       8,253               9,674

Deferred revenue                                                                           678                 667
Other liabilities                                                                           21                  27

Stockholders' Equity (Deficit):
     Preferred stock, $.01 par value -
         Authorized - 2,000,000 shares; issued and outstanding - none                        -                   -
     Common stock, $.01 par value -
         Authorized - 20,000,000 shares; issued - 7,134,247 shares in
           2002 and 2001
         Outstanding - 6,632,947 shares in 2002 and 2001                                    71                  71
     Capital in excess of par value                                                     21,705              21,705
     Treasury stock - 501,300 shares in 2002 and 2001, at cost                          (1,869)             (1,869)
     Accumulated deficit                                                               (19,117)            (19,618)
     Cumulative translation adjustment                                                    (753)               (725)
                                                                                      --------            --------
         Total stockholders' equity (deficit)                                               37                (436)
                                                                                      --------            --------

                                                                                      $  8,989            $  9,932
                                                                                      ========            ========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                               GENSYM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share amounts)

                                                     Three months ended
                                                          March 31,
REVENUES:                                            2002            2001
                                                  ---------       ---------
   Product                                        $   1,438       $   1,776
   Services                                           2,880           3,657
                                                  ---------       ---------
      Total revenues                                  4,318           5,433

COST OF REVENUES

   Product                                              172             190
   Services                                             773           1,134
                                                  ---------       ---------
      Total cost of revenues                            945           1,324

                                                  ---------       ---------
      Gross profit                                    3,373           4,109
                                                  ---------       ---------

OPERATING EXPENSES:
   Sales and marketing                                1,241           3,093
   Research and development                             704           1,705
   General and administrative                           845             877
   Restructuring charge                                   -             601
                                                  ---------       ---------
      Total operating expenses                        2,790           6,276
                                                  ---------       ---------

      Operating income (loss)                           583          (2,167)

OTHER EXPENSE, NET                                      (18)            (18)
                                                  ---------       ---------

   Income (loss) before provision for
      income taxes                                      565          (2,185)

PROVISION FOR INCOME TAXES                               64              28
                                                  ---------       ---------

      Net income (loss)                           $     501       $  (2,213)
                                                  =========       =========
      Net income (loss) per share:
        Basic                                     $    0.08       $   (0.34)
        Diluted                                   $    0.07       $   (0.34)
                                                  =========       =========

      Weighted average shares outstanding:
        Basic                                         6,633           6,467
        Diluted                                       6,948           6,467
                                                  =========       =========

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                               GENSYM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)
                                                                                        Three months ended
                                                                                             March 31,
                                                                                     2002                 2001
                                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $         501        $      (2,213)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                                          124                  185
    Changes in assets and liabilities:
         Accounts receivable                                                             2,381                1,796
         Other current assets                                                             (177)                  89
         Accounts payable                                                                  (50)                 282
         Accrued expenses                                                                 (327)                (877)
         Other liabilities                                                                   -                   17
         Deferred revenue                                                               (1,009)                 250
                                                                                --------------       --------------

               Net cash provided by (used in) operating activities                       1,443                 (471)
                                                                                --------------       --------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (21)                (736)
  Sales of short-term investments                                                            -                  698
  (Increase) decrease in other assets                                                      (19)                  44
                                                                                --------------       --------------

                      Net cash (used in) provided by investing activities                  (40)                   6
                                                                                --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                                          (18)                  (1)
                                                                                --------------       --------------

                   Net cash used in financing activities                                   (18)                  (1)
                                                                                --------------       --------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (55)                 (88)
                                                                                --------------       --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,330                 (554)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,967                2,657
                                                                                --------------       --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $       3,297        $       2,103
                                                                                ==============       ==============

The accompanying unaudited notes are an integral part of these consolidated financial statements.

                               GENSYM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Operations

     Gensym Corporation (the "Company") is a supplier of software products and services that enable organizations to automate aspects of their operations that have historically required the direct attention of human experts. The Company's products and service offerings are all based on or relate to its flagship product, G2, which can emulate the reasoning of human experts as they assess, diagnose and respond to unusual operating situations or as they seek to optimize operations. The Company's products are used in a broad range of industries, including manufacturing, communications, transportation, aerospace and government services.

2.  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

     Certain prior period amounts have been reclassified to be consistent with the current period presentation.

3.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001 are as follows (in thousands):

                                                         2002         2001
                                                     -----------  ------------

    Net income (loss)                                 $   501      $ (2,213)
    Other comprehensive loss:
       Foreign currency translation adjustment            (28)         (135)
                                                     -----------  ------------

                    Comprehensive income (loss)       $   473      $ (2,348)
                                                     ===========  ============

4.    Net Income (Loss) Per Share

     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation for diluted earnings per share includes potential common shares from the assumed exercise of options using the `treasury stock' method. For the three-month periods ended March 31, 2002 and March 31, 2001, the computation for diluted income (loss) per share excludes the effect of 519,273 and 1,688,069 shares, respectively, issuable from the assumed exercise of options, as their effect would be antidilutive.

     Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                        Quarter Ended March 31,
                                                   -----------------------------
                                                       2002             2001
                                                   -------------    ------------
Net income (loss)                                     $   501        $(2,213)

Weighted average common shares outstanding              6,633          6,467
Additional dilutive common stock equivalents              315              -
                                                      -------        -------
Diluted shares outstanding                              6,948          6,467
                                                      =======        =======

Net income (loss) per share - basic                   $  0.08        $ (0.34)
Net income (loss) per share - diluted                 $  0.07        $ (0.34)


5.   Restructuring Charge

     In January, April, July, and August 2001, the Company undertook a series of restructuring plans to reduce operating costs. For the year ended December 31, 2001 the Company incurred restructuring charges of $2.6 million. The restructuring plans consisted of reductions in employee headcount and the closing of certain offices. The reductions in employee headcount in 2001 were from all operating groups and from all geographical areas and totaled 45 in January, 13 in April, 12 in July, and 50 in August. The restructuring charge included a non-cash amount of $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe and Asia-Pacific and $2.0 million related to employee severance. $1.7 million was paid out for employee severance in the year ended December 31, 2001 and $112,000 was paid in the three-month period ended March 31, 2002. The remaining $127,000 of severance payments, which is included in accrued expenses, is expected to be paid by September 30, 2002.

     The following table sets forth the Company's restructuring accrual and activity recorded during the three-month period ended March 31, 2002:

(in thousands)                                                          Total
                                                                      ---------
Restructuring severance accrual balance at December 31, 2001          $     239
Cash payments                                                              (112)
                                                                      ---------
Restructuring severance accrual balance at March 31, 2002             $     127
                                                                      =========



6.   Segment Reporting

     In 2001, the Company viewed its business as having two main product lines:
1) the Expert Manufacturing product line, which focused on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and 2) the Network Management product line, which focused on building Gensym's entrance into the Business-to-Business electronic infrastructure of networks, e-marketplace entrants, and Fortune 1000 companies. These product lines had their own specialized sales strategies, but shared business development, consulting, and training resources. With the sale of the Company's network management product line, NetCure, in the quarter ended December 31, 2001, management believes that it is no longer meaningful or efficient to evaluate and manage the business along two distinct market segments. As such, the Company began reporting its results under one operating segment in the three-month period ended March 31, 2002.

     The following table presents the Company's revenues by geographic area:

                                               Three months ended
                                                    March 31,
                                           2002                   2001
                                       -------------          -------------
               United States                    47%                    61%
               Europe                           42%                    29%
               Other                            11%                    10%
                                       -------------          -------------
                                               100%                   100%
                                       =============          =============

7.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the Company's consolidated financial statements.

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

     In August 2001, we announced a strategic restructuring plan that included a 40% reduction in workforce and a renewed focus on our existing customer base and our G2 and G2-based products. We also realigned our software and services into two major product lines: one comprised of G2 and G2-based products, and the other comprised of NetCure and related products. As part of the strategic restructuring, we announced that we would seek strategic partners to promote and exploit the NetCure product line and that we would explore and consider our options with respect to the sale of the NetCure product line to an established market participant capable of exploiting it. On November 9, 2001 we sold the NetCure product line to Rocket Software, Inc. for $2.5 million in cash.

     Our critical accounting policies, as detailed in our 10-K for the year ended December 31, 2001, have not changed during the three months ended March 31, 2002.

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results."

Results of Operations

         The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

                                                    Three months ended
                                                         March 31,
                                                2002                  2001
                                             ------------          ------------
REVENUES:
  Product                                          33.3%                 32.7%
  Services                                         66.7%                 67.3%
                                             ------------          ------------
     Total revenues                               100.0%                100.0%

COST OF REVENUES
  Product                                           4.0%                  3.5%
  Services                                         17.9%                 20.9%
                                             ------------          ------------
     Total cost of revenues                        21.9%                 24.4%
                                             ------------          ------------

     Gross profit                                  78.1%                 75.6%

OPERATING EXPENSES:
  Sales and marketing                              28.7%                 56.9%
  Research and development                         16.3%                 31.4%
  General and administration                       19.6%                 16.1%
   Restructuring charge                               -                  11.1%
                                             ------------          ------------
     Total operating expenses                      64.6%                115.5%

     Operating income (loss)                       13.5%                (39.9%)

OTHER (EXPENSE) INCOME, NET                        (0.4%)                (0.3%)
                                             ------------          ------------

     Income (loss) before provision
        for income taxes                           13.1%                (40.2%)

PROVISION FOR INCOME TAXES                          1.5%                  0.5%
                                             ------------          ------------

     Net income (loss)                             11.6%                (40.7%)
                                             ============          ============

Three Months Ended March 31, 2002 and 2001

Revenues

     Our revenues are derived from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

     Total revenues were $4.3 million for the three months ended March 31, 2002 as compared to $5.4 million for the same period in 2001, a decrease of $1.1 million, or 21%. The decrease in total revenues was primarily attributable to a decrease in sales of product licenses of $0.3 million and a decrease in sales of consulting services of $0.6 million. Both domestic and international markets contributed to the decrease in revenues, reflecting the overall weakness in economic conditions of the U.S. and world markets. International revenues accounted for 53% and 39% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

     Product. Product revenues decreased $0.3 million, or 19%, to $1.4 million for the three months ended March 31, 2002 as compared to $1.8 million in the comparable quarter for 2001. The decline in product revenue was attributable to the general slowdown in the U.S. and world markets and a decrease of sales personnel resulting from the implementation of our strategic restructuring plan. Sales to one customer, Transco PLC, accounted for $479,000 of product revenue for the three-month period ended March 31, 2002.

     Services. Service revenues decreased $0.8 million, or 21%, to $2.9 million for the three months ended March 31, 2002 as compared to $3.7 million in the comparable quarter for 2001. The decrease in service revenues was primarily due to a decrease in consulting revenues of $0.6 million for the three months ended March 31, 2002, from $1.1 million in the comparable quarter for 2001. The decrease in consulting revenue was due to a general slowdown in the U.S. and world markets and a reduction in consulting personnel resulting from the implementation of our restructuring plan. Maintenance and training fees during the three months ended March 31, 2002 remained relatively unchanged from the three months ended March 31, 2001.

Cost of Revenues

     Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. These expenses for the three months ended March 31, 2002 decreased $0.4 million, or 29%, to $0.9 million (22% of total revenue) from $1.3 million (24% of total revenue) in the comparable quarter for 2001. The decrease was primarily due to the reduction of payroll and personnel related expense of $0.4 million. The number of employees associated with the cost of revenue decreased by 24, or 49%, to 25 employees at March 31, 2002 compared to 49 employees at March 31, 2001. Gross margin for the three months ended March 31, 2002 was 78% compared with 76% for the comparable period for 2001. Gross margin increased because a reduction in our services expenses more than offset a reduction in our total revenues.

     Product. Product costs were $0.2 million for the three-month period ending March 31, 2002 and remained relatively unchanged from the comparable quarter for fiscal 2001. The number of employees associated with the delivery of products decreased by 2, or 33%, to 4 employees at period ended March 31, 2002 compared to 6 employees at period ended March 31, 2001. Personnel related expenses decreased by $0.1 million and were offset by an increase in printing and facilities cost of $0.1 million for the three months ended March 31, 2002 compared to the same period in 2001.

     Services. Services costs were $0.8 million for the three months ended March 31, 2002, a decrease of $0.4 million from the comparable quarter for fiscal 2001. The number of employees associated with the services costs of revenue decreased by 22, or 51%, to 21 employees at March 31, 2002 compared to 43 employees at March 31, 2001. Total services personnel related expenses decreased by $0.4 million for the three-month period ended March 31, 2002 compared to the same period for 2001. Consulting employees decreased by 15, or 58%, to 11 employees at March 31, 2002. Consulting personnel related expenses decreased by $0.4 million offset by an increase in facilities cost of $0.1 million for the three-month period ended March 31, 2002 compared to the same period of 2001. Training and customer support headcount decreased by 7, or 41%, to 10 employees at March 31, 2002. Personnel related expenses decreased by $0.1 million for the three-month period ended March 31, 2002 compared to the same period in 2001.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three months ended March 31, 2002 decreased $1.9 million, or 60%, to $1.2 million (29% of total revenue) from $3.1 million (57% of total revenue) in the comparable quarter for 2001. The decrease was primarily due to our restructuring, which resulted in a reduction in payroll and personnel related expenses of $1.5 million, a reduction of marketing programs and trade shows of $0.2 million and a reduction of facilities support costs of $0.2 million. Facility support costs decreased because they are allocated based on the number of employees and the number of employees associated with sales and marketing decreased by 38, or 69%, to 17 employees at March 31, 2002 compared to 55 employees at March 31 2001.

     Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three months ended March 31, 2002 decreased $1.0 million, or 59%, to $0.7 million (16% of total revenue) from $1.7 million (31% of total revenue) in the comparable quarter for 2001. The decrease was primarily attributable to a reduction in personnel-related costs of $0.8 million and a reduction in professional services and facilities support cost of $0.2 million. The number of employees associated with research and development decreased by 24, or 59%, to 17 employees at March 31, 2002 compared to 41 employees at March 31, 2001.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three months ended March 31, 2002 of $0.8 million were level with the expenses for the same period in 2001, but increased as a percent of revenues as compared to the 2001 period as a result of a lower revenue base in 2002. Decreases in personnel related costs were offset by increases in professional fees and facility expenses.

Restructuring Charge

     In January, April, July, and August 2001, we undertook restructuring plans to reduce operating costs. We incurred no restructuring charges for the three-month period ended March 31, 2002, while we reported restructuring charges of $0.6 million in the same three-month period in 2001.

Other expense, net

     Other expense consists primarily of interest expense and foreign exchange transaction gains and losses. Other expense was $18,000 for both three month periods ended March 31, 2002 and 2001.

Income Taxes

     Our provision for income taxes primarily pertained to foreign withholding tax and income taxes in foreign jurisdictions, where our subsidiaries had taxable income, but do not have operating loss carryforwards.

Liquidity and Capital Resources

     Our March 31, 2002 cash and cash equivalents balance of $3.3 million increased $1.3 million from $2.0 million at December 31, 2001. The change in our cash balance was primarily attributable to our operating activities. Cash provided by operations for the period ended March 31, 2002 was $1.4 million. Cash provided by a reduction of accounts receivable of $2.4 million and from net income of $0.5 million was partially offset by a decrease in our deferred revenue of $1.0 million, a decline in accrued liabilities of $0.3 million and an increase in our other current assets of $0.2 million.

     On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provides us with the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we renegotiated the terms of the financing agreement, and signed an accounts receivable purchase agreement that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At March 31, 2002 we had no borrowings outstanding under this facility. Amounts under this facility are collateralized by substantially all of our corporate assets. The facility may be terminated by either party at any time.

     We currently finance our operations, along with capital expenditures, primarily through cash flows from operations, short-term financing arrangements, and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We also have a capital lease for our communications equipment.

     Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of the industry and global economies. As discussed above, our cash requirements have been reduced significantly as a result of the restructuring actions we undertook in 2001. Although our cash requirements will fluctuate based on the factors set forth above, we believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our expected working capital needs and other operating cash requirements for at least the next twelve months.

Factors That May Affect Future Results

         The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

     We have a history of operating losses, and we may not remain profitable despite our recent restructuring.

     We have incurred operating losses for each of the five years in the period ended December 31, 2001. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services into two major product lines and a renewed focus on our existing customers. With the restructuring, we took the required steps to return our company to profitability for the quarter ended March 31, 2002. Our management's operational plan relies heavily on achieving operating profitability in 2002 and beyond. Our return to profitability is based on expense control, cost reductions and continued revenue from new and existing customers. However, there can be no assurance that we will remain profitable.

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

     Substantially all of our revenues are derived from the licensing and support of software platforms and products for expert operations management and supply-chain design. Although many organizations have begun to deploy, or have announced plans to deploy, such systems, these systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce operations management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of expert operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect our business, results of operations, or financial condition. In addition, we believe that end-users in our markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools to develop application-specific functionality and solutions. Meeting this demand has required us to modify our sales approach. We are also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen our average sales cycle. Our failure to respond appropriately to shifts in market demand could have a material adverse effect on our business, results of operations, or financial condition.

     We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely effected.

     We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by value-added resellers and systems integrators represented 18% and 32% of our product revenues in the first three months of 2002 and 2001, respectively. In January 2001, we significantly reduced our direct sales force for our expert operations management products and in early August 2001 we announced another workforce reduction in connection with our strategic restructuring. We are continuing to manage our relationships with existing expert operations management customers. We now rely increasingly on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based or other of our core technology products and applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

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

     We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. We recorded losses in each of the first three quarters in 2001, we were profitable in the fourth quarter ended December 31, 2001 and we were profitable in the first quarter of 2002. There can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from six to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter's revenues from software licenses has come from license contracts that have been effected in the final weeks of that quarter. The revenues for a quarter typically include a number of large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our net income and cash flows which may impact our ability to continue as an independent concern. Our financial performance has generally been somewhat weaker in the first quarter than in the other fiscal quarters, due to customer purchasing patterns.

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

     Our international revenues represented 53% and 39% of total revenues in the first three months of 2002 and 2001, respectively. We categorize our revenues according to product shipment destination and therefore do not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. In particular, the continuing economic problems in Asia pose challenges to our sales and marketing operations in that region. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

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

     On August 2, 2001, we received a letter from a third party alleging that we are infringing one or more of their patents relating to neural networks expert systems and the control of processes. At this time, no formal legal action has been filed. We believe that these allegations are without merit, and we are currently engaged in discussions with that party to resolve this matter. There can be no assurance that our discussions will be successful and resolve the infringement allegations satisfactorily. Additionally, there can be no assurance that the third party will not file formal legal action relating to its claims or, if formal legal action is filed, that our defense against those claims will be successful.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the Company's consolidated financial statements.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

     We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At March 31, 2002 substantially all of our funds were in demand deposit accounts.

Impact of Foreign Currency Rate Changes

     The U.S. dollar was stronger, on average, in the first three months of 2002 compared to the first three months of 2001 with respect to the currencies of the European countries in which we have subsidiaries. However, the translation of our intercompany receivables and foreign entities' assets and liabilities did not have a material impact on our consolidated results. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

Part II.  Other information

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  No exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) The following report on Form 8-K was filed for the quarter for which this report is filed.

     On January 8, 2002, the Company filed Amendment No. 2 to the Current Report on Form 8-K to include, under Item 7, the pro forma financial information required by Item 7(b) of Form 8-K and omitted from the Current Report on Form 8-K dated November 9, 2001 and filed with the Securities and Exchange Commission on November 21, 2001, as amended by Amendment No. 1 thereto filed on November 26, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GENSYM CORPORATION
                                                    (Registrant)

                                                    /s/ John Belchers
                                                    -------------------------
         Dated May 15, 2002                         John Belchers
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)