Form 10-Q
period 2002-06-30
GENSYM CORP
filed 2002-08-14
CIK 1005387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark one)

             X Quarterly report pursuant to Section 13 or 15(d) of the
            -- Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

                           Yes  X                      No ___
                               ---

         As of August 1, 2002 there were 6,748,299 shares of the Registrant's Common Stock outstanding.

Part I. Financial Information

Our quarterly report for the period ended March 31, 2002 included financial statements which, at the time the report was filed with the SEC, had not been reviewed by an independent public accountant pursuant to Rule 10-01 (d) of Regulation S-X. This was because we elected not to have Arthur Andersen LLP, our former independent public accountants, conduct the review, as allowed under temporary SEC regulations applicable to issuers that recently used Arthur Andersen as their independent public accountants, but no longer do so. Our new independent public accountants, PricewaterhouseCoopers LLP, completed the review required by Rule 10-01 (d) of Regulation S-X of the financial statements included in our quarterly report for the period ended March 31, 2002 within the sixty day period required by the temporary SEC regulations. The financial statements included in our quarterly report for the period ended March 31, 2002 remain unchanged.

Item 1. Consolidated Financial Statements

                               GENSYM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(in thousands, except per share amounts)                                           June 30,        December 31,
                                                                                     2002              2001
                                                                                --------------   ---------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                      $  3,719           $  1,967
    Accounts receivable, net of allowance for doubtful accounts
         of $288 and $334 in 2002 and in 2001, respectively                           3,079              5,465
    Other current assets                                                                592                470
                                                                                   --------           --------
      Total current assets                                                            7,390              7,902

Property and equipment, net                                                           1,247              1,472
Deposits and other assets                                                               601                558
                                                                                   --------           --------

                                                                                   $  9,238           $  9,932
                                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable                                                               $    340           $    497
    Accrued expenses                                                                  2,598              2,996
    Deferred revenue                                                                  4,997              6,181
                                                                                   --------           --------
      Total current liabilities                                                       7,935              9,674

Deferred revenue                                                                        449                667
Other liabilities                                                                        12                 27

Stockholders' Equity (Deficit):
    Preferred stock, $.01 par value -
      Authorized - 2,000 shares; issued and outstanding - none                            -                  -
    Common stock, $.01 par value -
      Authorized - 20,000 shares; issued - 7,250 shares in
        2002 and 7,134 shares in 2001
      Outstanding - 6,748 shares in 2002 and 6,633 in 2001                               72                 71
    Capital in excess of par value                                                   21,753             21,705
    Treasury stock - 501 shares in 2002 and 2001, at cost                            (1,869)            (1,869)
    Accumulated deficit                                                             (18,546)           (19,618)
    Cumulative translation adjustment                                                  (568)              (725)
                                                                                   --------           --------
      Total stockholders' equity (deficit)                                              842               (436)
                                                                                   --------           --------

                                                                                   $  9,238           $  9,932
                                                                                   ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                               GENSYM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(in thousands, except per share amounts)

                                                    Three months ended            Six months ended
                                                         June 30,                     June 30,
REVENUES:                                           2002          2001            2002        2001
                                                    ----          ----            ----        ----
   Product                                        $  1,711      $  1,427        $  3,149    $  3,203
   Services                                          2,769         3,574           5,649       7,231
                                                  --------      --------        --------    --------
      Total revenues                                 4,480         5,001           8,798      10,434
                                                  --------      --------        --------    --------

COST OF REVENUES:
   Product                                             177           264             349         454
   Services                                            771         1,005           1,544       2,139
                                                  --------      --------        --------    --------
      Total cost of revenues                           948         1,269           1,893       2,593

                                                  --------      --------        --------    --------
      Gross profit                                   3,532         3,732           6,905       7,841
                                                  --------      --------        --------    --------

OPERATING EXPENSES:
   Sales and marketing                               1,187         2,772           2,428       5,865
   Research and development                            830         1,489           1,534       3,194
   General and administrative                          951         1,262           1,796       2,139
   Restructuring charge                                  -         1,131               -       1,732
                                                  --------      --------        --------    --------
      Total operating expenses                       2,968         6,654           5,758      12,930
                                                  --------      --------        --------    --------

      Operating income (loss)                          564        (2,922)          1,147      (5,089)

OTHER INCOME (EXPENSE), NET                             37            (4)             19         (22)
                                                  --------      --------        --------    --------

   Income (loss) before provision for
      income taxes                                     601        (2,926)          1,166      (5,111)

PROVISION FOR INCOME TAXES                              30            81              94         109
                                                  --------      --------        --------    --------

      Net income (loss)                           $    571      $ (3,007)       $  1,072    $ (5,220)
                                                  ========      ========        ========    ========

      Net income (loss) per share:
        Basic                                     $   0.09      $  (0.46)       $   0.16    $  (0.80)
        Diluted                                   $   0.08      $  (0.46)       $   0.15    $  (0.80)

      Weighted average shares outstanding:
        Basic                                        6,691         6,510           6,662       6,489
        Diluted                                      7,061         6,510           7,005       6,489

The accompanying notes are an integral part of these consolidated financial statements.

                               GENSYM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(in thousands)
                                                                                   Six months ended
                                                                                       June 30,
                                                                                  2002          2001
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $  1,072      $ (5,220)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
             Depreciation and amortization                                           274           370
             Loss on disposal of equipment                                            32             -
             Non-cash portion of restructuring charge                                  -           657
             Changes in assets and liabilities:
                 Accounts receivable                                               2,333         4,122
                 Other current assets                                               (158)          696
                 Accounts payable                                                   (166)          211
                 Accrued expenses                                                   (439)       (1,652)
                 Other long-term liabilities                                           -            28
                 Deferred revenue                                                 (1,402)         (469)
                                                                                --------      --------

                     Net cash provided by (used in) operating activities           1,546        (1,257)
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (81)         (747)
     Sales of short-term investments                                                   -           698
     (Increase) decrease in deposits and other assets                                (43)           76
                                                                                --------      --------

                     Net cash (used in) provided by investing activities            (124)           27
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                                  (34)           (2)
    Proceeds from exercise of stock options and issuance
        of common stock under stock plans                                             49            60
                                                                                --------      --------

                     Net cash provided by financing activities                        15            58
                                                                                --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              315          (106)
                                                                                --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,752        (1,278)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,967         2,657
                                                                                --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  3,719      $  1,379
                                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                               GENSYM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Operations

        Gensym Corporation (the "Company") is a provider of expert system software products that monitor, diagnose, control and optimize complex operational processes in real time. The Company's products are used in a broad range of industries, including manufacturing, communications, transportation, aerospace and government services.

2.  Basis of Presentation

        The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2002 and the results of its operations for the three- and six-month periods ended June 30, 2002 and 2001. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

        Certain prior period amounts have been reclassified to be consistent with the current period presentation.

3.  Comprehensive Income (Loss)

        The components of comprehensive income (loss) for the three- and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

                                                            Three months ended                Six months ended
                                                                 June 30,                         June 30,
                                                        2002             2001            2002             2001
                                                      ---------       ----------      ----------       ---------
    Net income (loss)                                  $    571         $ (3,007)     $    1,072       $  (5,220)
    Other comprehensive income (loss):
        Foreign currency translation adjustment             185               24             157            (111)
                                                      ---------       ----------      ----------       ---------

                    Comprehensive income (loss)        $    756         $ (2,983)     $    1,229       $  (5,331)
                                                      =========       ==========      ==========       =========

4.  Net Income (Loss) Per Share

        Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation for diluted income (loss) per share includes potential common shares from the assumed exercise of options using the treasury stock method.

         Net income (loss) per share is calculated as follows (in thousands, except per share data):

                                                              Three months ended June 30,       Six months ended June 30,
                                                             -----------------------------    ----------------------------
                                                                 2002             2001          2002               2001
                                                             ------------      -----------    ---------         ----------
         Net income (loss)                                     $      571        $  (3,007)     $ 1,072          $  (5,220)

         Weighted average common shares outstanding                 6,691            6,510        6,662              6,489
         Additional dilutive common stock equivalents                 370                -          343                  -
                                                             ------------      -----------    ---------         ----------
         Diluted shares outstanding                                 7,061            6,510        7,005              6,489
                                                             ============      ===========    =========         ==========

         Net income (loss) per share - basic                   $     0.09       $    (0.46)     $  0.16          $   (0.80)
         Net income (loss) per share - diluted                 $     0.08       $    (0.46)     $  0.15          $   (0.80)

         The following potential common shares were excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive (in thousands):

                                            Three months ended June 30,            Six months ended June 30,
                                      --------------------------------------    ---------------------------------
                                          2002                      2001           2002                   2001
                                      -----------                -----------    ----------            -----------
         Options                              471                      1,673           521                  1,673

5.   Restructuring Charge

     In January, April, July, and August 2001, the Company undertook restructuring actions to reduce operating costs. For the year ended December 31, 2001 the Company incurred restructuring charges of $2.6 million. The restructuring actions consisted of reductions in employee headcount and the closing of certain offices. The reductions in employee headcount in 2001 were from all operating groups and from all geographical areas and included 45 in January, 13 in April, 12 in July, and 50 in August. The restructuring charge included a non-cash amount of $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe and Asia-Pacific and a cash amount of $2.0 million related to employee severance. $1.7 million was paid out for employee severance in the year ended December 31, 2001. During the six-month period ended June 30, 2002, the Company paid $182,000 for employee severance, of which $112,000 was paid in the three-month period ended March 31, 2002 and $70,000 was paid in the three-month period ended June 30, 2002. The remaining $57,000 of severance payments is included in accrued expenses as of June 30, 2002, and is expected to be paid in full by September 30, 2002.

     The following table sets forth the Company's restructuring accrual and activity recorded during the six-month period ended June 30, 2002 and 2001 (in thousands):

                                                                         2002       2001
                                                                         ----       ----
Restructuring accrual balance at beginning of period ..................  $  239     $   -

Activity for the six-month periods ended June 30,
-------------------------------------------------
 Provision for severance relating to workforce reductions..............       -      1,075
 Utilization of severance relating to workforce reductions ............    (182)      (794)

 Provision for write-off of cumulative translation adjustment .........       -        595
 Utilization of write-off of cumulative translation adjustment ........       -       (595)

 Provision for asset write-offs .......................................       -         62
 Utilization of asset write-offs ......................................       -        (62)
                                                                         ------     ------
 Restructuring accrual balance at June 30, ............................  $   57     $  281
                                                                         ======     ======

6.   Segment Reporting

         In 2001, the Company viewed its business as having two main product lines: (1) the Expert Manufacturing product line, which focused on expanding Gensym's presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and (2) the Network Management product line, which focused on building Gensym's entrance into the business-to-business electronic infrastructure of networks, e-marketplace entrants and Fortune 1000 companies. These product lines had their own specialized sales strategies, but shared business development, consulting and training resources. With the sale of the Company's network management product line in the quarter ended December 31, 2001, management believes that it is no longer meaningful or efficient to evaluate and manage the Company's business along two distinct market segments. As such, the Company began reporting its results under one operating segment in the three-month period ended March 31, 2002.

     Revenue is presented geographically based on the country where the product is shipped or where the services are provided. The following table presents the Company's revenues by geographic area:

                                       Three months ended       Six months ended
                                            June 30,                 June 30,
                                      2002         2001        2002         2001
                                    --------    ---------    --------     --------
                United States             48%          54%         48%          58%
                United Kingdom            14%          12%         18%          10%
                Rest of Europe            20%          17%         19%          19%
                Rest of world             18%          17%         15%          13%
                                    --------    ---------    --------     --------
                                         100%         100%        100%         100%
                                    --------    ---------    --------     --------

The following table presents the Company's long-lived assets by geographic area as of June 30, 2002 and 2001 (in thousands):

                                              As of June 30,
                                             2002       2001
                                            ------     ------
                     United States          $1,074     $1,494
                     Europe                    160        235
                     Rest of world              13         18
                                            ------     ------
                                            $1,247     $1,747
                                            ======     ======

7.  Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are a provider of expert system software products that monitor, diagnose, control and optimize complex operational processes in real time. Our products are used in a broad range of industries, including manufacturing, communications, transportation, aerospace and government services.

         For example, companies such as Alcan, ExxonMobil, DuPont, El Paso, Hitachi, LaFarge, Eli Lilly, and Seagate use G2 to help operators detect problems early and avoid off-specification production and unexpected shutdowns. Manufacturers and government agencies use G2 to optimize their supply chain and logistics operations. Also, communications companies such as AT&T, Ericsson Wireless, and Nokia use G2 to troubleshoot network faults so that network availability and service levels are maximized.

         Our customers are located in the Americas, Europe and Asia-Pacific. In order to best reach and service these markets and customers, we employ both a direct sales force and also distribute our products and services through channel partners, who can be system integrators, value added resellers and original equipment manufacturers.

         Revenues are generated in a number of ways: through sales of software licenses, consulting services to evaluate technical environments and assist with software implementation, provision of training to new and existing users, and maintenance contracts for ongoing product support and software enhancements. The software licenses are for our core G2 development tool and application solutions that are built upon the G2 platform.

         The sales process generally commences with a demonstration conducted by one of our sales managers and/or by our solution engineers at the customer's site. Additional ways that we reach new customers include web seminars, live workshops and attendance at industry-related trade shows. Our channel partners are able to provide, within specialized market segments, application development, systems integration, and localization services. This approach enables us to provide rapid and high-quality services to our diverse customer base.

         In August 2001, we announced a strategic restructuring plan that included a 40% reduction in workforce and a renewed focus on our existing customer base and our G2 and G2-based products. This was in addition to our restructuring actions taken in January, April and July 2001. We also realigned our software and services into two major product lines: one comprised of G2 and G2-based products, and the other comprised of NetCure and related products. As part of the strategic restructuring, we announced that we would seek strategic partners to promote and exploit the NetCure product line and that we would explore and consider our options with respect to the sale of the NetCure product line to an established market participant capable of exploiting it. On November 9, 2001 we sold the NetCure product line to Rocket Software, Inc. for $2.5 million in cash.

         This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to important risks and uncertainties, which could cause actual results to differ materially from those anticipated. These important risks and uncertainties include the impact of intense competition, the effectiveness of our indirect distribution channel and strategic partnerships, fluctuations in our customers' demand for our products, and the other risks described below under the caption "Factors That May Affect Future Results." Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. We disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to bad debts, income taxes, restructuring and contingencies.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001. Our critical accounting policies, as detailed in our 10-K for the year ended December 31, 2001, have not changed during the six months ended June 30, 2002.

Results of Operations

         The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

                                                        Three months ended          Six months ended
                                                             June 30,                    June 30,
                                                         2002       2001             2002      2001
                                                       --------   --------         --------   -------
              REVENUES:
                Product                                      38%        29%              36%       31%
                Services                                     62%        71%              64%       69%
                                                       --------   --------         --------   -------
                   Total revenues                           100%       100%             100%      100%
                                                       --------   --------         --------   -------

              COST OF REVENUES
                Product                                       4%         5%               4%        4%
                Services                                     17%        20%              18%       21%
                                                       --------   --------         --------   -------
                   Total cost of revenues                    21%        25%              22%       25%
                                                       --------   --------         --------   -------

                   Gross margin                              79%        75%              78%       75%
                                                       --------   --------         --------   -------

              OPERATING EXPENSES:
                Sales and marketing                          26%        55%              28%       56%
                Research and development                     19%        30%              17%       31%
                General and administration                   21%        25%              20%       20%
                Restructuring charge                          0%        23%               0%       17%
                                                       --------   --------         --------   -------
                   Total operating expenses                  66%       133%              65%      124%
                                                       --------   --------         --------   -------

                   Operating income (loss)                   13%       (58%)             13%      (49%)

              OTHER INCOME (EXPENSE), NET                     1%         -                -         -
                                                       --------   --------         --------   -------
                   Income (loss) before provision
                     for income taxes                        14%       (58%)             13%      (49%)

              PROVISION FOR INCOME TAXES                      1%         2%               1%        1%
                                                       --------   --------         --------   -------

                   Net income (loss)                         13%       (60%)             12%      (50%)
                                                       ========   ========         ========   =======

Three and Six Months Ended June 30, 2002 and 2001

Revenues

         Our revenues are derived from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

         Total revenues for the three-month period ended June 30, 2002 were $4.5 million, a decrease of $0.5 million, or 10%, from the three-month period ended June 30, 2001. This decrease was primarily attributable to a decrease of $0.4 million, or 40%, between the two periods in the consulting service component of our services revenue. Total revenues for the six-month period ended June 30, 2002 were $8.8 million, a decrease of $1.6 million, or 16%, from the six-month period ended June 30, 2001. This decrease was primarily attributable to a decrease of $0.9 million, or 43%, between the two periods in the consulting services component of our services revenue.

         Product. Product revenues for the three-month period ended June 30, 2002 were $1.7 million, an increase of $0.3 million, or 20%, over the three-month period ended June 30, 2001. This increase was attributable to a refocus of our sales efforts into our existing customer base which resulted in renewed business within the chemical, oil and gas and telecommunications industries. Product revenues for the six-month period ended June 30, 2002 were $3.1 million, relatively unchanged from the six-month period ended June 30, 2001.

         Services. Services revenues for the three-month period ended June 30, 2002 were $2.8 million, a decrease of $0.8 million, or 23%, from the same period in 2001. This decrease was due to a decline in consulting revenues of $0.4 million, or 40%, between the two periods, due to reductions in consulting personnel. Consulting personnel decreased by 9, or 45%, to 11 employees at June 30, 2002, compared to 20 employees at June 30, 2001. Additionally, customer support (maintenance) and training revenues decreased by $0.4 million, or 15%, between the two periods, resulting from a decline in new license business over the prior two year period during which time we were focusing on the development of our network management product line and undergoing restructuring actions. Services revenues for the six-month period ended June 30, 2002 were $5.7 million, a decrease of $1.6 million, or 22%, from the same period in 2001. This decrease was due to a decline in consulting revenues of $ 0.9 million, or 43%, between the two periods, for the same reasons discussed above. Customer support and training revenue decreased by $0.7 million, or 14%, between the six-month period ended June 30, 2002 and the same period in 2001.

Cost of Revenues

         Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month period ended June 30, 2002 were $0.9 million, a decrease of $0.3 million, or 25%, from the same period in 2001. This decrease was primarily due to decreased personnel costs resulting from reduced consulting and other services personnel. Our gross margin percentage increased from 75% for the three-month period ended June 30, 2001 to 79% for the three-month period ended June 30, 2002, as reductions in our service expenses more than offset the decline in our total service revenues. Additionally, the percentage of higher margin license revenue increased from 29% to 38% of total revenue for the same periods. Cost of revenues for the six-month period ended June 30, 2002 was $1.9 million, a decrease of $0.7 million, or 27%, from the same period in 2001, primarily resulting from decreased personnel costs. Our gross margin percentage increased from 75% for the six-month period ended June 30, 2001 to 78% for the six-month period ended June 30, 2002, for the same reasons discussed above.

         Product. Product cost of revenues for the three-month period ended June 30, 2002 was $0.2 million, a decrease of $0.1 million, or 33%, from the same period in 2001. This decrease was primarily attributable to reductions in shipping and office expenses. Product costs for the six-month period ended June 30, 2002 were $0.3 million, a decrease of $0.1 million, or 23%, from the same period in 2001. This decrease between the two six-month periods was attributable to reductions in personnel-related expenses of $0.1 million between the two periods. The number of employees associated with the cost of production decreased by 2, or 29%, to 5 employees at June 30, 2002 compared to 7 employees at June 30, 2001.

         Services. Services cost of revenues for the three-month periods ended June 30, 2002 was $0.8 million, a decrease of $0.2 million, or 23%, from the same period in 2001. This decrease was attributable to reductions in personnel-related expenses of $0.3 million, partially offset by an increase in our general office expense of $0.1 million between the two periods. The number of employees associated with services decreased by 16, or 46%, to 19 employees at June 30, 2002 compared to 35 employees at June 30, 2001. Services costs for the six-month period ended June 30, 2002 were $1.5 million, a decrease of $0.6 million, or 28%, from the same period in 2001. This decrease was attributable to a decrease in personnel-related expenses of $0.7 million, partially offset by an increase in our general office expenses of $0.1 million between the two periods.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended June 30, 2002 were $1.2 million, a decrease of $1.6 million from the same period in 2001. The decrease was primarily attributable to reductions in personnel-related expenses of $1.2 million, reductions in facilities support costs of $0.3 million and reductions in marketing programs and trade shows of $0.1 million between the two periods. Sales and marketing expenses for the six-month period ended June 30, 2002 were $2.4 million, a decrease of $3.4 million from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $2.7 million, reductions in facilities support costs of $0.5 million and reductions in marketing programs and trade show costs of $0.2 million between the two six-month periods. The number of employees associated with sales and marketing decreased by 33, or 63%, to 19 employees at June 30, 2002 compared to 52 employees at

June 30, 2001. Sales and marketing expenses for the three-month period ended June 30, 2002 decreased to 26% of revenues from 55% for the same period in 2001. Sales and marketing expenses for the six-month period ended June 30, 2002 decreased to 28% of revenues from 56% for the same period in 2001. The decline in sales and marketing expenses as a percentage of revenue for both the three- and six-month periods ended June 30, 2002 as compared to the same periods in 2001 was due to lower personnel and other costs which were reduced at a proportionately higher rate than the decline in revenue.

         Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three-month period ended June 30, 2002 were $0.8 million, a decrease of $0.7 million from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $0.4 million and reductions in facilities expenses of $0.3 million between the two periods. The number of employees associated with research and development decreased by 19, or 53%, to 17 employees at June 30, 2002 compared to 36 employees at June 30, 2001. In addition to normal employee attrition, this decrease is attributable to a reduction of 8 employees in connection with the November 2001 sale of our NetCure product line and a reduction of approximately 7 employees as a result of the implementation of our restructuring plans in 2001. Research and development expenses for the six-month period ended June 30, 2002 were $1.5 million, a decrease of $1.7 from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $1.2 million and reductions in facilities expenses of $0.5 million between the two periods. Research and development expenses for the three-month period ended June 30, 2002 declined to 19% of revenues from 30% for the same period in 2001. For the six-month period ended June 30, 2002, research and development expenses as a percent of revenues decreased to 17%, from 31% for the same period in 2001. The decline in research and development expenses as a percentage of revenue for both the three- and six-month periods ended June 30, 2002 as compared to the same periods in 2001 was due to lower personnel and other costs which were reduced at a proportionately higher rate than the decline in revenue.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three-month period ended June 30, 2002 were $1.0 million, a decrease of $0.3 million from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $0.1 million and reductions in accounting and legal fees of $0.1 million between the two periods. The number of employees associated with general and administration decreased by 8, or 32%, to 17 employees at June 30, 2002 compared to 25 employees at June 30, 2002. General and administrative expenses for the six-month period ended June 30, 2002 were $1.8 million, a decrease of $0.3 million from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $0.2 million and reductions in accounting and legal fees of $0.1 million between the two periods.

Restructuring Charge

         In January, April, July, and August 2001, we undertook restructuring actions to reduce operating costs. There were no restructuring charges for either the three- or six-month periods ended June 30, 2002, whereas there were $1.1 million and $1.7 million in charges in the three- and six-month periods ended June 30, 2001. Payments pertaining to the January, April and July 2001 restructuring accruals were completed by December 31, 2001. For the three- and six-month periods ended June 30, 2002, severance payments of $70,000 and $182,000, respectively, were paid out related to the August 2001 restructuring actions. The final $57,000 of severance payments which remains to be paid as of June 30, 2002, is expected to be fully paid by September 30, 2002.

Other income (expense), net

         Other income (expense), net consists primarily of interest expense and foreign exchange transaction gains and losses. Other income, net for the three-month period ended June 30, 2002 was $37,000, compared to an expense of $4,000 for the same period in 2001. Other income, net for the six-month period ended June 30, 2002 was $19,000, compared to an expense of $22,000 for the same period in 2001.

Income Taxes

         Our provision for income taxes primarily pertains to foreign withholding tax and income taxes in foreign jurisdictions where our wholly-owned subsidiaries have taxable income but do not have operating loss carryforwards. Our effective tax rate for the six-month period ended June 30, 2002 was 8.1%. This is lower than the statutory tax rate because we are utilizing net operating loss carryforwards generated by our domestic operations to offset federal and state tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

         Our June 30, 2002 cash and cash equivalents balance of $3.7 million increased $1.7 million from $2.0 million at December 31, 2001. The change in our cash balance was primarily attributable to our operating activities. Net cash provided by operating activities for the six-month period ended June 30, 2002 was $1.5 million. Specifically, cash was provided by net income of $1.1 million and by a reduction in our accounts receivables of $2.3 million, partially offset by a decrease in deferred revenue of $1.4 million and by a decrease in accrued liabilities of $0.4 million.

         On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provides us with the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we renegotiated the terms of the financing agreement, and signed an accounts receivable purchase agreement that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At June 30, 2002 we had no borrowings outstanding under this facility. Amounts under this facility are collateralized by substantially all of our corporate assets. The facility may be terminated by either party at any time. As of June 30, 2002, the amount of eligible borrowings under this facility was approximately $2.0 million. We are currently renegotiating this financing agreement.

         We currently finance our operations, along with capital expenditures, primarily through cash flows from operations, short-term financing arrangements, and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We also have a capital lease for our communications equipment.

         Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of our industry and global economies. Our operating expenses have declined significantly as a result of the restructuring actions we undertook in 2001. Although our future cash flows will fluctuate based on the factors set forth below, we believe that our current cash and cash equivalents and cash flows from future operations will be sufficient to meet our business requirements for at least the next twelve months.

Factors That May Affect Future Results

         The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

         We have a history of operating losses, and we may not remain profitable.

         We have incurred operating losses for each of the five years in the period ended December 31, 2001. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each of the quarters ended March 31, 2002 and June 30, 2002. Our continued profitability is dependent on expense control and continued revenue from new and existing customers. However, there can be no assurance that we will remain profitable.

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

         Substantially all of our revenues are derived from the licensing and support of software platforms and products for expert operations management. Although organizations such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS) have begun to deploy, or have announced plans to deploy, such systems, our systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce expert operations management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of expert operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of expert operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect our business, results of operations, or financial condition. In addition, we believe that end-users in our markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools to develop application-specific functionality and solutions. Meeting this demand has required us to modify our sales approach. We are also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen our average sales cycle. Our failure to respond appropriately to shifts in market demand could have a material adverse effect on our business, results of operations, or financial condition.

         We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

         We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by value-added resellers and systems integrators represented 24% and 31% of our product revenues in the six-month periods ending June 30, 2002 and 2001 respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

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

         Our quarterly operating results may vary, leading to fluctuations in trading prices for our common stock and possible liquidity problems.

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

         Sales of our products are highly dependent on our customers' capital expenditure budgets. If an economic downturn causes our customers to reduce their capital expenditures, our revenues may be adversely affected.

         Because capital expenditures are often viewed as discretionary by organizations, sales of our products for capital budget projects are subject to general economic conditions. Future recessionary conditions in the industries that use our products may adversely affect our business, results of operations, or financial condition.

         We rely heavily on revenues from our G2 and G2-based products. If demand for the G2 product declines, our revenues may be adversely affected.

         Substantially all of our license revenues are derived from G2, a customizable object-oriented development and deployment platform for building expert operations management systems, and from software application products based on G2 and other core technologies. Accordingly, our business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and our other products. The timing of major G2 releases may affect the timing of purchases of our products. We have introduced several G2-based products for building applications and are developing others. We believe that market acceptance of these products will be important to our future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed.

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

         Our business may be adversely affected if we fail to develop new products and respond to changes in technology.

         The market for our products is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. Our future success will depend in part upon our ability to enhance our existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. We have from time to time experienced delays in introducing new products and product enhancements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. There also can be no assurance that we will successfully complete the development of new or enhanced products, that we will successfully manage the transition to future versions of G2, or to successor technology, or that our future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of our existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing our existing products.

         Our business may suffer if we fail to address the challenges associated with international operations.

         Our international revenues represented 52% and 42% of our total revenues for the six-month periods ending June 30, 2002 and 2001, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

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

         Certain companies, such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS), sell "point solutions" that compete with our expert operations management products with respect to specific applications or uses. Several companies, including AspenTech, Ilog S.A., Pavilion and System Management Arts, offer expert operations management products with limited real-time, expert system, or fault isolation capabilities, but at lower price points than those provided by us. Many of these products often require extensive programming with languages such as C or C++ for complete implementation. Although we believe that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

         Our software is also integrated into industry-specific solutions by value- added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on our software.

         Many of our customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use our products. There is no assurance that we can successfully persuade development personnel within these customers' organizations to use G2-based products that can cost effectively compete with their internally developed products. Thus there could be a reduction in the need for our products and services that may limit our future opportunities.

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

         Because we rely heavily upon proprietary technology, our business could be adversely affected if we are unable to protect our proprietary technology or if third parties successfully assert infringement claims against us.

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

         On August 2, 2001, we received a letter from a third party alleging that we are infringing one or more of their patents relating to neural networks expert systems and the control of processes. At this time, no formal legal action has been filed. While we believe that these allegations are without merit, there can be no assurance that the third party will not file formal legal action relating to its claims or, if formal legal action is filed, that our defense against those claims will be successful.

Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At June 30, 2002, substantially all of our funds were in demand deposit accounts.

Impact of Foreign Currency Rate Changes

The U.S. dollar was weaker, on average, in the first six months of 2002 compared to the first six months of 2001 with respect to the currencies of the European countries in which we have subsidiaries. However, the translation of our intercompany receivables and foreign entities' assets and liabilities did not have a material impact on our consolidated results. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) Our 2002 Annual Meeting of Stockholders was held on May 16, 2002.

         (b) At our 2002 Annual Meeting, our stockholders elected Robert A. Degan and Barry R. Gorsun to serve as our directors until our 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified. In addition to the directors listed above who were elected at our 2002 Annual Meeting of Stockholders, the terms of the following directors continued after our 2002 Annual Meeting: John A. Shane, Thomas E. Swithenbank, Lowell B. Hawkinson and Theodore G. Johnson. Mr. Johnson subsequently retired from our board of directors after our 2002 annual meeting having reached mandatory retirement age.

         (c) The matters acted upon at our 2002 Annual Meeting of Stockholders, and the voting tabulation for each such matter, is as follows:

         Proposal 1: To elect two Class III Directors to the Board of Directors for the ensuing three years:

                                                       Number of Votes

         Nominees                                    For         Withheld
         Robert A. Degan                         5,752,393        37,538
         Barry R. Gorsun                         4,818,993       970,938

         Each of the above named individuals was elected as a Class III Director of our company.

         Proposal 2: To approve an amendment to our 1995 Employee Stock Purchase Plan increasing from 1,000,000 to 1,200,000 the number of shares of common stock reserved for issuance under the plan:

                                         Number of Votes

                     For                      Against                   Abstain
                  4,772,718                  1,015,849                   1,364

         The proposal was approved.

         Proposal 3: To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002:

                                         Number of Votes

                     For                      Against                   Abstain
                  5,781,902                    6,765                     1,264

The proposal was approved.


Item 5.  Other Information

Stockholder Proposals

         Stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and intended to be presented in the proxy material for our 2003 Annual Meeting of Stockholders must be received by us at our offices, 52 Second Avenue, Burlington, MA 01803, no later than December 26, 2002 in order to be considered for inclusion in the Proxy Statement relating to that meeting. We suggests that proponents submit their proposals by certified mail, return receipt requested, addressed to our Corporate Secretary.

         Our Amended and Restated By-Laws also establish advance notice procedures with respect to a stockholder nomination of candidates for election as directors and for the conduct of other business to be brought before an annual meeting by a stockholder not submitted pursuant to Rule 14a-8. A notice regarding a director nomination or a proposal for other business must be received by us not less than 60 days nor more than 90 days prior to the applicable stockholder meeting. However, in the event that less than 70 days' notice or prior disclosure of the date of the meeting is given or made to our stockholders, the notice must be received by us not later than the tenth day following the date on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever occurs first.

         Any such notice must contain certain specified information concerning the persons to be nominated and/or the other business and the stockholder submitting the director nomination or proposal for other business. We have not yet publicly announced the date of our 2003 Annual Meeting. The advance notice provisions of our By-Laws supersede the notice requirements contained in recent amendments to Rule 14a-4. Director nominations or stockholder proposals for other business should be mailed to Secretary, Gensym Corporation, 52 Second Avenue, Burlington, MA 01803.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. The following exhibit is filed as part of this Report on Form 10-Q:

        Exhibit
        Number                         Description

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following reports on Form 8-K were filed for the quarter for which this report is filed:

             On April 3, 2002, we filed a Current Report on Form 8-K, dated March 27, 2002, reporting, under Items 4 and 7, that we had dismissed Arthur Andersen LLP as our independent public accountants.

             On April 12, 2002, we filed a Current Report on Form 8-K, dated April 8, 2002, reporting, under Items 4 and 7, that we had engaged PricewaterhouseCoopers LLP to serve as our independent public accountants for the fiscal year ended December 31, 2002.

             On May 16, 2002, we filed Amendment No. 1 to our Current Report on Form 8-K, dated March 27, 2002 and filed with the Securities and Exchange Commission on April 3, 2002, to amend the disclosure under Items 4 and 7, relating to our dismissal of Arthur Andersen LLP as our independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GENSYM CORPORATION
                                                     (Registrant)

                                                     /s/ JOHN M. BELCHERS
                                                     ---------------------------
         Dated August 14, 2002                       John M. Belchers
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit
   Number                            Description

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.