Form 10-Q
period 2002-09-30
GENSYM CORP
filed 2002-11-14
CIK 1005387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the
— Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐ Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number: 0-27696

GENSYM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2932756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Second Avenue
Burlington, MA 01803
(Address of principal executive offices)

Telephone Number (781) 265-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes     ☒     No     ☐

As of November 7, 2002 there were 6,778,896 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

GENSYM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2002
(in thousands, except per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$3,623	$1,967
Accounts receivable, net of allowance for doubtful accounts of $297 and $334 in 2002 and 2001, respectively	3,152	5,465
Other current assets	710	470

Total current assets	7,485	7,902

Property and equipment, net	1,289	1,472
Deposits and other assets	627	558

	$9,401	$9,932

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$326	$497
Accrued expenses	2,550	2,996
Deferred revenue	4,758	6,181

Total current liabilities	7,634	9,674

Deferred revenue	314	667
Other liabilities	9	27

Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value— Authorized—2,000 shares; issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—20,000 shares; issued—7,250 shares in 2002 and 7,134 shares in 2001
Outstanding—6,767 shares in 2002 and 6,633 in 2001	72	71
Capital in excess of par value	21,760	21,705
Treasury stock—483 shares in 2002 and 501 shares in 2001, at cost	(1,802)	(1,869)
Accumulated deficit	(18,493)	(19,618)
Cumulative translation adjustment	(93)	(725)

Total stockholders’ equity (deficit)	1,444	(436)

	$9,401	$9,932

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
REVENUES:
Product	$1,302	$1,555	$4,450	$4,758
Services	2,773	3,425	8,423	10,656

Total revenues	4,075	4,980	12,873	15,414

COST OF REVENUES:
Product	177	161	526	615
Services	588	863	2,132	3,002

Total cost of revenues	765	1,024	2,658	3,617

Gross profit	3,310	3,956	10,215	11,797

OPERATING EXPENSES:
Sales and marketing	1,196	1,546	3,624	7,411
Research and development	813	1,077	2,346	4,271
General and administrative	879	1,145	2,675	3,284
Restructuring charges	—	827	—	2,559

Total operating expenses	2,888	4,595	8,645	17,525

Operating income (loss)	422	(639)	1,570	(5,728)

OTHER EXPENSE, NET	243	207	225	229

Income (loss) before provision for income taxes	179	(846)	1,345	(5,957)

PROVISION FOR INCOME TAXES	71	12	165	121

Net income (loss)	$108	$(858)	$1,180	$(6,078)

Net income (loss) per share:
Basic	$0.02	$(0.13)	$0.18	$(0.93)
Diluted	$0.02	$(0.13)	$0.17	$(0.93)

Weighted average shares outstanding:
Basic	6,756	6,554	6,693	6,510
Diluted	7,109	6,554	7,039	6,510

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)
	Nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,180	$(6,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	428	562
Loss on disposal of equipment	32	22
Non-cash portion of restructuring charge	—	62
Non-cash impact of foreign currency translation adjustment	475	595
Non-cash compensation	13	—
Changes in assets and liabilities:
Accounts receivable	2,260	3,823
Other current assets	(276)	764
Accounts payable	(180)	282
Accrued expenses	(489)	(1,832)
Other long-term liabilities	—	28
Deferred revenue	(1,776)	(519)

Net cash provided by (used in) operating activities	1,667	(2,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(277)	(837)
Sales of short-term investments	—	698
(Increase) decrease in deposits and other assets	(69)	27

Net cash used in investing activities	(346)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(37)	(2)
Proceeds from short-term financings	—	1,041
Proceeds from exercise of stock options and issuance of common stock under stock plans	56	60

Net cash provided by financing activities	19	1,099

EFFECT OF EXCHANGE RATE CHANGES ON CASH	316	(70)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,656	(1,374)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,967	2,657

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,623	$1,283

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Operations

Gensym Corporation (the “Company”) is a provider of expert system software products that monitor, diagnose, control and optimize complex operational processes in real time. The Company’s products are used in a broad range of industries, including manufacturing, communications, transportation, aerospace and government services.

2.	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on April 1, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

Certain prior period amounts have been reclassified to be consistent with the current period presentation.

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$108	$(858)	$1,180	$(6,078)
Other comprehensive income (loss):
Foreign currency translation adjustment	475	(3)	632	(114)

Comprehensive income (loss)	$583	$(861)	$1,812	$(6,192)

4.	Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation for diluted income (loss) per share includes potential common shares from the assumed exercise of options using the treasury stock method.

Net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001
Net income (loss)	$108	$(858)	$1,180	$(6,078)

Weighted average common shares outstanding	6,756	6,554	6,693	6,510
Additional dilutive common stock equivalents	353	—	346	—

Diluted shares outstanding	7,109	6,554	7,039	6,510

Net income (loss) per share—basic	$0.02	$(0.13)	$0.18	$(0.93)
Net income (loss) per share—diluted	$0.02	$(0.13)	$0.17	$(0.93)

For the three- and nine-month periods ended September 30, 2002, options to purchase 492,239 and 512,369 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive. For the three month and nine month periods ended September 30, 2001, potential common stock equivalents of 1,233,081 were not included in the per share calculation for diluted EPS, because we had a net loss and the effect of their inclusion would be anti-dilutive.

5.	Restructuring and Other Charges

In January, April, July, and August 2001, the Company undertook restructuring actions to reduce operating costs. For the year ended December 31, 2001 the Company incurred restructuring charges of $2,559,000. The restructuring actions consisted of reductions in employee headcount and the closing of certain offices. The reductions in employee headcount in 2001 were from all operating groups and from all geographical areas and included 45 in January, 13 in April, 12 in July, and 50 in August. The restructuring charge included a non-cash amount of $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe and Asia-Pacific and a cash amount of $1,902,000 related to employee severance. $1,663,000 was paid out for employee severance in the year ended December 31, 2001. During the nine-month period ended September 30, 2002, the Company paid $239,000 for employee severance, of which $112,000 was paid in the three-month period ended March 31, 2002, $70,000 was paid in the three-month period ended June 30, 2002 and $57,000 was paid in the three-month period ended September 30, 2002. All severance payments associated with the restructuring charges incurred in the year ended 2001 have been paid and there is no remaining restructuring accrual balance.

During 2002, the Company completed actions related to its remaining foreign subsidiaries as a result $475,000 of cumulative translation adjustment was reclassed to other expense from accumulated other comprehensive income (loss) in stockholders’ equity.

The following table sets forth the Company’s restructuring accrual and activity recorded during the nine-month period ended September 30, 2002 and 2001 (in thousands):

	2002	2001
Restructuring accrual balance at beginning of period	$239	$—

Activity for the nine-month period ended September 30,

Provision for severance related to workforce reductions	—	1,902
Utilization of severance related to workforce reductions	(239)	(1,420)

Provision for write-off of cumulative translation adjustment	—	595
Utilization of write-off of cumulative translation adjustment	—	(595)

Provision for asset write-off	—	62
Utilization of asset write-off	—	(62)

Restructuring accrual balance at September 30,	$—	$482

6.	Segment Reporting

In 2001, the Company viewed its business as having two main product lines: (1) the Expert Manufacturing product line, which focused on expanding Gensym’s presence in chemical, oil and gas, pharmaceutical, and other manufacturing industries; and (2) the Network Management product line, which focused on building Gensym’s entrance into the business-to-business electronic infrastructure of networks, e-marketplace entrants and Fortune 1000 companies. These product lines had their own specialized sales strategies, but shared business development, consulting and training resources. With the sale of the Company’s Network Management product line in the quarter ended December 31, 2001, management believes that it is no longer meaningful or efficient to evaluate and manage the Company’s business along two distinct market segments. As such, the Company began reporting its results under one operating segment in the three-month period ended March 31, 2002.

Revenue is presented geographically based on the country to where the product is shipped or where the services are provided. The following table presents the Company’s revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
United States	39%	60%	45%	59%
United Kingdom	13%	10%	16%	10%
Rest of Europe	26%	13%	21%	17%
Rest of World	22%	17%	18%	14%

	100%	100%	100%	100%

The following table presents the Company’s long-lived assets by geographic area as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001
United States	$1,105	$1,292
Europe	176	170
Rest of World	8	10

	$1,289	$1,472

7.	Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of

Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our customers are located in the Americas, Europe and Asia-Pacific. In order to best reach and service these markets and customers, we employ both a direct sales force and also distribute our products and services through channel partners, who may be system integrators, value added resellers and original equipment manufacturers.

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

The sales process generally commences with a demonstration conducted by one of our sales managers and/or by our solution engineers at the customer’s site. Additional ways that we reach new customers include web seminars, live workshops and attendance at industry-related trade shows. Our channel partners are able to provide, within specialized market segments, application development, systems integration, and localization services. This approach enables us to provide rapid and high-quality services to our diverse, worldwide customer base.

In August 2001, we announced a strategic restructuring plan that included a 40% reduction in workforce and a renewed focus on our existing customer base and our G2 and G2-based products. This was in addition to our earlier restructuring actions taken in January, April and July 2001. We also realigned our software and services into two major product lines: one comprised of G2 and G2-based products, and the other comprised of NetCure and related products. As part of the strategic restructuring, we announced that we would seek strategic partners to promote and exploit the NetCure product line and that we would explore and consider our options with respect to the sale of the NetCure product line to an established market participant capable of exploiting it. On November 9, 2001 we sold the NetCure product line to Rocket Software, Inc. for $2.5 million in cash.

This Quarterly Report on Form 10-Q contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to important risks and uncertainties, which could cause actual results to differ materially from those anticipated. These important risks and uncertainties include the impact of intense competition, the effectiveness of our indirect distribution channel and strategic partnerships, fluctuations in our customers’ demand for our products, and the other risks described below under the caption “Factors That May Affect Future Results.” Although we believe the expectations reflected in the forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained. We disclaim any intention or obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2001. Our critical accounting policies, as detailed in our 10-K for the year ended December 31, 2001, have not changed during the nine months ended September 30, 2002.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
REVENUES:
Product	32%	31%	35%	31%
Services	68%	69%	65%	69%

Total revenues	100%	100%	100%	100%

COST OF REVENUES
Product	4%	3%	4%	4%
Services	14%	18%	17%	19%

Total cost of revenues	18%	21%	21%	23%

Gross margin	82%	79%	79%	77%

OPERATING EXPENSES:
Sales and marketing	29%	31%	28%	48%
Research and development	20%	22%	18%	28%
General and administrative	22%	23%	21%	21%
Restructuring charge	0%	16%	0%	17%

Total operating expenses	71%	92%	67%	114%

Operating income (loss)	11%	(13%)	12%	(37%)

OTHER EXPENSE, NET	(6%)	(4%)	(2%)	(2%)

Income (loss) before provision for income taxes	5%	(17%)	10%	(39%)

PROVISION FOR INCOME TAXES	2%	—	1%	1%

Net income (loss)	3%	(17%)	9%	(40%)

Three and Nine Months Ended September 30, 2002 and 2001

Revenues

Our revenues are derived from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis, consulting services, and training courses related to our products.

Total revenues for the three-month period ended September 30, 2002 were $4,075,000, a decrease of $905,000, or 18%, from the same period in 2001. This decrease was primarily attributable to a decrease of $281,000, or 33%, in the consulting service component of our services revenue. Total revenues for the nine-month period ended September 30, 2002 were $12,873,000, a decrease of $2,541,000, or 16%, from the same period in 2001. This decrease was primarily attributable to a decrease of $1,288,000, or 43%, in the consulting services component of our services revenue due to reductions in consulting personnel as part of the restructuring during 2001. The average number of consulting personnel during the nine-month period ended September 30, 2002 decreased by 9 or 45%, to 11 employees, compared to an average number of consulting personnel of 20 during the same period in 2001.

Product. Product revenues for the three-month period ended September 30, 2002 were $1,302,000, a decrease of $253,000, or 16%, over the same period in 2001. This decrease was attributable to difficult economic conditions in most US market sectors, partially offset by an increase in product revenues in Europe and Asia-Pacific of $446,000 or 81% from the same period in 2001. Telecommunications industry has been hardest hit in the economy and as a result, sales to this sector were smaller in size than the same period in 2001. During the three month period ended September 30, 2001, $269,000 of product revenue was from a defense customer that did not repeat in the same period in 2002. Product revenues for the nine-month period ended September 30, 2002 were $4,450,000, a decrease of $308,000 or 6% from the same period in 2001. The decrease was due to a decrease in product revenues in US markets of $921,000, or 35%, caused by continued difficult economic conditions, partially offset by an increase in product revenues in both Europe and Asia-Pacific of $615,000 or 29%, from the same period in 2001.

Services. Services revenues for the three-month period ended September 30, 2002 were $2,773,000, a decrease of $652,000, or 19%, from the same period in 2001. This decrease was due to a decline in consulting revenues of $281,000, or 33%, between the two periods, due to reductions in consulting personnel and continued difficult economic climate, which has directly impacted consulting sales. Consulting personnel decreased by 2, or 15%, to 11 employees at September 30, 2002, compared to 13 employees at September 30, 2001. Additionally, customer support (maintenance) decreased by $337,000, or 14%, between the two periods, resulting from a decline in new license business over the prior two year period during which time we were focusing on the development of our network management product line and undergoing restructuring actions. Services revenues for the nine-month period ended September 30, 2002 were $8,423,000, a decrease of $2,233,000, or 21%, from the same period in 2001. This decrease was due to a decline in consulting revenues of $1,288,000, or 43%, between the two periods, for the same reasons discussed above. Customer support and training revenue decreased by $945,000, or 12%, between the nine-month period ended September 30, 2002 and the same period in 2001 due to reductions in consulting personnel as part of the restructuring during 2001. The average number of customer support and training personnel during the nine-month period ended September 30, 2002 decreased by 5 or 36%, to 9 employees, compared to an average number of customer support and training personnel of 14 during the same period in 2001.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month period ended September 30, 2002 were $765,000, a decrease of $259,000, or 25%, from the same period in 2001. This decrease was primarily due to decreased personnel costs resulting from reduced consulting and other services personnel. Our gross margin percentage increased from 79% for the three-month period ended September 30, 2001 to 82% for the three-month period ended September 30, 2002, as reductions in our service expenses more than offset the decline in our total service revenues. Cost of revenues for the nine-month period ended September 30, 2002 was $2,658,000, a decrease of $959,000, or 27%, from the same period in 2001, primarily resulting from decreased personnel costs. Our gross margin percentage increased from 77% for the nine-month period ended September 30, 2001 to 79% for the nine-month period ended September 30, 2002, for the same reasons discussed above.

Product. Product cost of revenues for the three-month period ended September 30, 2002 was $177,000, an increase of $16,000, or 10%, from the same period in 2001. This increase was primarily attributable to a proportionally higher share of facilities costs of $42,000, partially offset by a decrease in office expenses of $23,000. Facilities costs are allocated based headcount. The number of employees associated with product costs increased by 1 or 25% to 5 employees at September 30, 2002 compared to 4 employees at September 30, 2001. Product costs for the nine-month period ended September 30, 2002 were $526,000, a decrease of $89,000, or 14%, from the same period in 2001. This decrease between the two nine-month periods was mainly attributable to reductions in personnel-related expenses of $108,000 in the 2002 period as compared to the same period in 2001.

Services. Services cost of revenues for the three-month periods ended September 30, 2002 was $588,000, a decrease of $275,000, or 32%, from the same period in 2001. This decrease was attributable to reductions in personnel-related expenses of $139,000, a decrease in the amount of allocated facilities expenses of $120,000, and a reduction in the use of outside professional services of $19,000. The number of employees associated with services decreased by 4, or 17%, to 20 employees at September 30, 2002 compared to 24 employees at September 30, 2001. Services costs for the nine-month period ended September 30, 2002 were $2,132,000, a decrease of $870,000, or 29%, from the same period in 2001. This decrease was attributable to a decrease in personnel-related expenses of $999,000, partially offset by an increase in our general office expenses of $80,000 in the 2002 period as compared to the same period in 2001.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended September 30, 2002 were $1,196,000, a decrease of $350,000 from the same period in 2001. The decrease was primarily attributable to reductions in connection with restructuring actions in 2001 in discretionary expenses of $186,000, specifically reductions in the use of outside professional services of $132,000 and reductions in facilities support costs of $91,000 in the 2002 period as compared to the same period in 2001. Sales and marketing expenses for the nine-month period ended September 30, 2002 were $3,624,000, a decrease of $3,787,000, or 51%, from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $2,127,000, reductions in professional services support costs of $185,000 and reductions in travel related costs of $268,000. The average number of employees associated with sales and marketing during the nine-month period ended September 30, 2002 decreased by 25, or 57%, to 19 employees, compared to an average number of sales and marketing employees of 39 during the same period in 2001. Sales and marketing expenses for the three-month period ended September 30, 2002 decreased to 29% of revenues from 31% for the same period in 2001. Sales and marketing expenses for the nine-month period ended September 30, 2002 decreased to 28% of revenues from 48% for the same period in 2001. The decline in sales and marketing expenses as a percentage of revenue for both the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001 was due to reductions in personnel and personnel-related expenses as part of the 2001 restructuring.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses for the three-month period ended September 30, 2002 were $813,000, a decrease of $264,000 from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $219,000 and reductions in facilities expenses of $33,000 in the 2002 period as compared to the same period in 2001. The number of employees associated with research and development decreased by 4, or 17%, to 20 employees at September 30, 2002 compared to 24 employees at September 30, 2001. In addition to normal employee attrition, this decrease is attributable to a reduction of 8 employees in connection with the November 2001 sale of our NetCure product line and a reduction of approximately 7 employees as a result of the implementation of our restructuring plans in 2001. Research and development expenses for the nine-month period ended September 30, 2002 were $2,346,000, a decrease of $1,925,000 from the same period in 2001. This decrease was primarily attributable to reductions in personnel-related expenses of $1,437,000 and reductions in facilities expenses of $229,000 in the 2002 period as compared to the same period in 2001. Research and development expenses for the three-month period ended September 30, 2002 declined to 20% of revenues from 22% for the same period in 2001. For the nine-month period ended September 30, 2002, research and development expenses as a percent of revenues decreased to 18%, from 28% for the same period in 2001. The decline in research and development expenses as a percentage of revenue for the nine-month period ended September 30, 2002 as compared to the same period in 2001 was due to lower personnel and other costs which were reduced at a proportionately higher rate than the decline in revenue.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses for the three-month period ended September 30, 2002 were $879,000, a decrease of $266,000 from the same period in 2001. This decrease was attributable to reductions in accounting and legal fees of $294,000, of which approximately $103,000 was associated with the proposed rights offering in 2001. General and administrative expenses for the nine-month period ended September 30, 2002 were $2,675,000, a decrease of $609,000 from the same period in 2001. This decrease was primarily attributable to reductions in legal fees of $361,000 and personnel-related expenses of $252,000 in the 2002 period as compared to the same period in 2001.

Restructuring Charges

In January, April, July, and August 2001, we undertook restructuring actions to reduce operating costs. There were no restructuring charges for either the three- or nine-month periods ended September 30, 2002, whereas there were $827,000 and $2,559,000 in charges in the three- and nine-month periods ended September 30, 2001. Payments pertaining to the January, April and July 2001 restructuring accruals were completed by December 31, 2001. For the three- and nine-month periods ended September 30, 2002, severance payments of $57,000 and $239,000, respectively, were paid out related to the August 2001 restructuring actions and were charged against the restructuring accrual account set up in 2001. All severance payments associated with the restructuring have been paid and there is no remaining restructuring accrual balance.

Other expense, net

Other expense, net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income. Other expense, net for the three-month period ended September 30, 2002 was $243,000, compared to an expense of $207,000 for the same period in 2001. Other expense, net for the 2002 period resulted primarily from a non-cash foreign exchange translation charge of $247,000 from the completion of actions related to the closure of the remaining foreign subsidiaries and the associated settlement of inter-company accounts, which resulted in the reclassification of foreign exchange losses from accumulated other comprehensive income (loss) to other expense. Additional foreign exchange translation charges of $228,000 were applied against accruals recorded in the first two quarters of the current fiscal year. For the three-month period ended September 30, 2001, the other expense, net resulted primarily from foreign currency translation and transaction losses of $155,000 and interest expense of $52,000. Other expense, net for the nine-month period ended September 30, 2002 was $225,000, compared to an expense of $229,000 for the same period in 2001. For the nine-month period ended September 30, 2002 other expense, net consists primarily of foreign exchange translation losses as described above. For the nine-month period ended September 30, 2001, other expense, net primarily resulted from the write-off of the cumulative translation adjustment associated with specific foreign offices that were closing, which included the non-cash amount of $657,000.

Income Taxes

Our provision for income taxes primarily pertains to foreign withholding tax and income taxes in foreign jurisdictions where our wholly-owned subsidiaries have taxable income but do not have operating loss carry forwards. Our effective tax rate for the nine-month period ended September 30, 2002 was 12.3%. This is lower than the statutory tax rate because we are utilizing net operating loss carry forwards generated by our domestic operations to offset federal and state tax liabilities in the United States. For the nine-month period ended September 30, 2001 the income tax provision was $121,000; a 2% effective tax rate. This provision primarily pertained to foreign withholding tax and income taxes in foreign jurisdictions where the company did not have operating loss carry forwards to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Our September 30, 2002 cash and cash equivalents amounted to $3,623,000, an increase of $1,656,000 from $1,967,000 at December 31, 2001. The change in our cash balance was primarily attributable to our operating activities. Net cash provided by operating activities for the nine-month period ended September 30, 2002 was $1,606,000. Specifically, cash was provided by net income of $1,180,000 and by a reduction in our accounts receivables of $2,260,000, partially offset by a decrease in deferred revenue of $1,776,000.

On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provides us with the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we renegotiated the terms of the financing agreement, and signed an accounts receivable purchase agreement that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At September 30, 2002 we had no borrowings outstanding under this facility. Amounts under this facility are secured by a pledge of substantially all of our corporate assets. The facility may be terminated by either party at any time. As of September 30, 2002, the amount of eligible borrowings under this facility was approximately $2.0 million.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We also have a capital lease for our communications equipment.

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

We have incurred operating losses for each of the five years in the period ended December 31, 2001. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each of the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. Our continued profitability is dependent on expense control and continued revenue from new and existing customers. However, there can be no assurance that we will remain profitable.

Our common stock has been delisted from the Nasdaq National Market. As a result of the delisting, our stockholders may face an illiquid market for the shares of our stock that they own.

Our common stock was delisted from the Nasdaq National Market on August 20, 2001 because we failed to meet the listing standards required by Nasdaq. The delisting may negatively impact the liquidity of our common stock, not only in the number of shares that can be bought or sold, but also through delays in the timing of transactions and the reductions in potential security analyst and media coverage. This may reduce the demand for our common stock and its trading price. The delisting may also impair our ability to raise additional working capital. Our common stock currently trades on the OTC Bulletin Board and is subject to regulation as a “penny stock.” The Securities and Exchange Commission has adopted regulations that generally define “penny stock” to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by the “penny stock” rules, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser’s written consent to the transaction prior to the purchase.

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

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by value-added resellers and systems integrators represented 24% and 25% of our product revenues in the nine-month periods ending September 30, 2002 and 2001 respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

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

We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. There can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from six to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter’s revenues from software licenses has come from license contracts that have been executed in the final weeks of that quarter. The revenues for a quarter may include some large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our net income and cash flows, which may impact our ability to continue as an independent concern.

Sales of our products are highly dependent on our customers’ capital expenditure budgets. If an economic downturn causes our customers to reduce their capital expenditures, our revenues may be adversely affected.

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

Our international revenues represented 55% and 41% of our total revenues for the nine-month periods ending September 30, 2002 and 2001, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

Our business may suffer if we fail to remain competitive with other companies offering similar products and services.

A number of companies offer products that perform certain functions of G2 for specific applications. In all of our markets, there is competition from “point solutions”, real-time and expert system products, and internally developed software. There are commercially available software development tools that software application developers or potential customers could use to build software that has functionality similar to our products.

Certain companies, such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS), sell “point solutions” that compete with our expert operations management products with respect to specific applications or uses. Several companies, including Aspen Technologies, Ilog S.A., Pavilion and System Management Arts, offer expert operations management products with limited real-time, expert system, or fault isolation capabilities, but at lower price points than those provided by us. Many of these products often require extensive programming with languages such as C or C++ for complete implementation. Although we believe that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

Our software is also integrated into industry-specific solutions by value- added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on our software.

Many of our customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use our products. There is no assurance that we can successfully persuade development personnel within these customers’ organizations to use G2-based products that can cost effectively compete with their internally developed products. Thus there could be a reduction in the need for our products and services that may limit our future opportunities.

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

Complex software products such as those offered by us may contain unintended errors or failures commonly referred to as “bugs”. There can be no assurance that, despite significant testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although we have not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future that could cause delays in product introduction and shipments or require design modifications that could adversely affect our business, results of operations, or financial condition.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 on January 1, 2002 did not have a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

ITEM 3.    Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At September 30, 2002, substantially all of our funds were in demand deposit accounts.

Impact of Foreign Currency Rate Changes

The U.S. dollar was weaker, on average, in the first nine months of 2002 compared to the first nine months of 2001 with respect to the currencies of the European countries in which we have subsidiaries. Although there was a $475,000 cumulative translation adjustment charge in the nine month period ended September 30, 2002, generally the translation of our inter-company receivables and foreign entities’ assets and liabilities do not have a material impact on our consolidated results. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

ITEM 4.    Controls and Procedures.

a)
Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)
Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM	6. Exhibits.

(a) Exhibits. The following exhibit is filed as part of this Report on Form 10-Q:

Exhibit Number	Description

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION
(Registrant)

/s/ JOHN M. BELCHERS

Dated November 13, 2002	John M. Belchers Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Lowell B. Hawkinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gensym Corporation (the “Company”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

Lowell B. Hawkinson Chief Executive Officer (principal executive officer)

CERTIFICATION

I, John M. Belchers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gensym Corporation (the “Company”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

John M. Belchers Chief Executive Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.