Form 10-K
period 2002-12-31
GENSYM CORP
filed 2003-03-31
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-27696

GENSYM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2932756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Second Avenue Burlington, MA	01803-4411
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 265-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act  Rule 12b-2): ☐ YES     ☒ NO

The aggregate market value of the common equity held by non-affiliates of the registrant at June 28, 2002 was approximately $3,348,000.

As of March 24, 2003 there were 6,867,888 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on Thursday, May 12, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

General

We are a provider of operations management and expert systems software products and services. Our products emulate the reasoning of human experts, using process knowledge and often real-time data and then, on the basis of such reasoning, make recommendations or take direct operational actions. Most applications of our products are in the areas of abnormal condition management in manufacturing environments, supply chain and logistics management, and network management. Benefits derived from the use of our products include waste reduction, avoidance of off-specification product, avoidance of system down time in mission-critical networks, and proactive alarms that signify potential process problems and avoid plant shut downs. Our products have been used in the manufacturing, transportation, communications, aerospace and government sectors for many years.

Our key product is G2, a mature and robust software platform that underlies all of our other products. We released our most recent version of G2, version 7.0, in March 2003 and it contained a number of new features, including a Windows® user interface and support for extensible markup language (XML).

We also offer a number of products that use G2 as a platform. These products enable customers to implement certain applications more quickly and economically by providing domain-specific functionality. Our current products are:

G2®	Graphical, object-oriented, real-time expert system software platform.

NeurOn-Line®	Online neural-network models that predict, control and optimize complex non-linear processes.

Optegrity™	Abnormal condition management for process manufacturing industries.

Integrity	Expert fault management of voice and data networks.

ReThink®	Management of the business process life cycle through analysis, design, and online automation.

e-SCOR	Simulation and analysis of supply chain performance under proposed configuration changes.

We have a professional services group that can be engaged by our customers to develop applications or assist our customers in the development of applications. We also offer multiple courses to train customers in the use of our products.

We derive revenue from sales of and service for our products, and account for such revenue in four ways:

•	Sale of product licenses – one-time payment for perpetual license. Revenue is generally recognized at time of sale.
•	Customer support services – includes both product support and product enhancements and updates. Pricing is generally based upon a percentage of the original license fee charged. Service contracts, mandatory for the first year following the purchase of a product license, are typically for one-year periods. Payment is due at the commencement of each support year, but revenue is recognized over the course of the year.
•	Consulting services – provision of various billable services to customers for helping develop and install applications. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are accounted for on a percentage-of-completion basis.

•	Educational services – provision of training in the use of our products, some in public classes and some in-house for customers who require a dedicated training program. These services are billed on a course-fee or day-rate basis.

We have a direct sales force in the United States, Europe and the Middle East. In areas where we do not have a direct sales force or where we do not possess the requisite detailed industry knowledge to deploy our products successfully, we work with channel partners. These partners are able to provide development, support, and training services to our customers. We have channel partners in North and South America, Europe, the Middle East, and the Asia-Pacific region.

Gensym Corporation was founded in 1986. Our principal office is located at 52 Second Avenue, Burlington, Massachusetts 01803, and our telephone number is (781) 265-7100. Our address on the world wide web is www.gensym.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this report. We make available free of charge through our web site our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.

Our 2001 Restructuring

In August 2001, Lowell B. Hawkinson, one of our founders, succeeded Patrick Courtin as our chairman, president and chief executive officer. Mr. Hawkinson had previously served as our chairman and chief executive officer from 1986 to 1999. Also in August 2001, we announced a strategic restructuring plan that included a 40% reduction in workforce and a renewed focus on our existing customer base and our G2 and G2-based products. We also realigned our software and services into two major product lines: one comprised of G2 and G2-based products, which are sold in the expert manufacturing and network management market segments, and the other comprised of NetCure and related products, which were sold exclusively in the network management market segment. As part of the strategic restructuring, we announced that we would seek strategic partners to promote and exploit the NetCure product line and that we would explore and consider options with respect to the sale of the NetCure product line to an established market participant capable of exploiting it. On November 9, 2001 we sold the NetCure product line to Rocket Software, Inc. for $2.5 million in cash.

Our Products

Our core technology is an extensible, customizable software platform known as G2. It supports complex applications that emulate human reasoning and make operating decisions based on knowledge and often real-time data. We sell G2 and a number of products based on or complementary to it.

G2

G2, our core technology, is a comprehensive, object-oriented environment for rapidly building and deploying mission-critical, expert system applications that improve complex business operations. G2 applies knowledge that combines the experience of operations personnel with analytical models constructed by engineers and business professionals, as well as past and real-time data, in order to reach conclusions, provide advice, and take real or simulated actions in a timely fashion. G2 can pursue multiple lines of reasoning based on this knowledge and consider multiple problems concurrently. It can maintain records of historical data and results of its reasoning, which is important for on-going, real-time management of operations. It also incorporates a broad array of integrated technologies that enable application developers to implement object-oriented applications without the need for conventional computer programming.

G2 enables an application developer to express objects, rules, models and procedures using structured natural language so that they can be readily understood and modified. The G2 development environment enables a developer to test an application using simulated data and to view the results graphically. In this way, an application can be tested under various scenarios before deployment. Rapid incremental application development can be done interactively to facilitate application improvements during prototyping, during development and even while in deployment. Using G2’s ability to support rapid application development, a developer can show a dynamic, graphically animated prototype of an application to an end-user at an early stage, thereby avoiding the risk of expensive and time-consuming errors and changes later in the development process.

Using G2, an application developer can model a process in terms of interrelated objects, which may be in graphical or schematic diagram form. These object-based graphical connections enable G2 to reason about the behavior of connected process objects. G2’s high-level representation of knowledge enables persons in many roles in an organization to develop applications more quickly and easily and to more effectively maintain and reuse those applications. Using Telewindows or the Telewindows ActiveX control user-interface components of G2, developers at multiple geographic locations can work in teams to concurrently develop applications.

Applications built on G2 are portable and can operate across a number of computer platforms, so that solutions can be deployed on a wide range of platforms and later migrated to other computers and operating systems. G2 currently runs on PCs running Windows NT/2000/XP and on workstations from Compaq, Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under the Windows®, UNIX and Linux operating systems.

G2 enables many procedures and rules to be active concurrently. While executing, a procedure or rule can be suspended to allow other computations to occur, or it can wait for a triggering event. G2 enhances the reliability of online applications by its facility to save “snapshots” of a process state and “warm boot” to the last saved state, so that an intelligent real-time system can resume after power failures or other interruptions.

G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, G2 components, such as Telewindows and our G2 WebLink, enable multiple users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PCs running Windows.

In March 2003 we released G2, version 7.0. This release contained important new functionality, including a new Windows user interface, support for extensible markup language (XML), and the inclusion of a standard data-historian bridge to facilitate integration with other applications.

NeurOn-Line

NeurOn-Line is a software platform that enables non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for online, dynamic applications involving prediction of process conditions. NeurOn-Line can identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used online to compare process behavior with the model’s prediction and, thus, to control processes. The development of neural network applications in NeurOn-Line is done graphically by selecting objects from menus, connecting them, and entering attribute and control information. NeurOn-Line Studio is a Windows desktop tool for off-line analysis, modeling, and design optimization of processes, based on data from a data historian or spreadsheet data arrays. To make the tool easy for process engineers to use, many technical decisions such as selection of relevant inputs, time delays, and network architecture are automated. Once a model has been built for a process, NeurOn-Line Studio enables users to discover more profitable ways to run it through simulation and optimization. NeurOn-Line Studio models can be deployed either in a G2 environment or as Microsoft ActiveX objects in embedded Windows applications.

Optegrity

Optegrity is a software platform that enables process-manufacturing industries to manage abnormal conditions that occur during the production process. Optegrity applications ensure sustained operational performance and continuous availability of production assets. Its applications detect and resolve abnormal process conditions early, before they disrupt productivity and threaten quality and profits. Applications based on the Optegrity platform turn data into information to quickly identify, isolate and solve operational problems. Optegrity applications also enable process manufacturers to reduce off-specification production, minimize or eliminate unplanned shutdowns, improve operator productivity, lower production costs, raise operational safety levels, increase process utilization and enable non-stop operation.

Integrity

Integrity is an integrated, software platform for intelligently managing faults and service levels in voice and data networks. Integrity maintains continuous availability by detecting, diagnosing and correcting problems before they affect services. The software helps users lower operating costs and improve service quality. Network service providers, network management companies, telecommunications equipment manufacturers and end-user corporations use Integrity to manage the performance of many different types of networks. Applications based on Integrity can operate with a number of other network management programs, such as HP OpenView and IBM Tivoli, and provide intelligent operations support that is capable of addressing today’s complex communications operations problems. With Integrity, users have an enhanced ability to meet service-level agreements, to manage growth in a cost-effective manner, to minimize the risks of implementing new services and technologies, and to gain competitive advantage. Key functional uses include early detection of network problems, alarm/message/event filtering, alarm correlation across disparate platforms, root-cause analysis, anticipating effects of network failures, and recommending and/or automating appropriate corrective actions.

ReThink

ReThink is a software platform for graphical simulation, analysis, and automation of business processes. As a simulation and analysis tool, ReThink enables users to model their business operation as it currently operates. Users can define key performance metrics and determine how business operations measure against those metrics. From a model, users can simulate and analyze business-process alternatives. Unlike other simulation tools, ReThink’s models can subsequently be deployed to monitor and automate the execution of business processes. ReThink monitors business processes in real time, alerting operations personnel to potential problems as they occur. ReThink’s models can automate the online execution of business processes to help achieve sustained performance.

e-SCOR

e-SCOR is our product for supporting supply-chain design decisions. Based on the Supply Chain Council’s SCOR standard, e-SCOR drives strategic decisions by evaluating and comparing alternative supply-chain designs and management strategies. With e-SCOR, users can simulate various configurations, test the robustness of a supply-chain configuration, and identify the service levels required for each member of a supply-chain network. It can help identify the weak links and areas for improvement within a supply chain. e-SCOR is highly flexible and is ideal for performing “what-if” analyses.

Target Markets and Customers

Our customers include end-users, value-added resellers, systems integrators and original equipment manufacturers. Many of the largest industrial corporations in the world are our customers. For example, in the manufacturing market, customers include firms such as DuPont, Eli Lilly, El Paso Energy, Emerson, ExxonMobil, IMC Agrico, Invensys, LaFarge, Seagate, Siemens, and Royal Dutch Shell. In the government sector, the U.S. Department of Defense, Department of Energy, Mitre, and NASA are customers. In the communications sector, our customers include companies such as AT&T, Computer Sciences Corporation, Ericsson and Nokia.

Manufacturing has been a key area of expertise since our founding in 1986. We target manufacturers who seek to manage complex processes in order to improve product quality, availability of production systems, or the safety of their facilities. Working with our network of partners and through our own consulting organization, customers deploy custom applications that are based on our technology.

Our direct sales force operates in markets where we have a proven record of prior success and possess the necessary industry and process knowledge to provide the complex, high value-added services that our customers require. These markets are chemical, oil and gas, telecommunications and the government sector, and in 2002 represented approximately 60% of our total revenues. In these and other markets, our partners sell and implement solutions where they are able to provide the specialist knowledge necessary to deliver successful solutions.

The markets and typical customers and users for our G2 and G2-based products are as follows:

G2 is used across all of our markets, both in a stand-alone mode and as a platform for application products we and our partners offer. G2 is used primarily in stand-alone mode in manufacturing for operator support systems, real-time coordination of production, and production scheduling; in aerospace for monitoring, command, and control of spacecraft; in transportation for traffic management; and in government and defense for modeling and simulation of operations. Example G2 users across these markets include enterprises and partners such as ABB, Dow, DuPont, ExxonMobil, Panama Canal, Science Systems, Siemens, Toyota, and United States Department of Defense.

Sales and Marketing

We employ both a direct sales force and selected channel partners to bring our products and services to end-users.

We have direct sales offices in the U.S. and Europe and channel partners worldwide. In 2002, 2001, and 2000, we received 57%, 44%, and 44% of our total revenues, respectively, from international operations. Our domestic and international sales as a percentage of total revenues in 2002, 2001, and 2000 were as follows:

	2002	2001	2000
United States	43%	56%	56%
United Kingdom	15	11	8
Rest of Europe	26	18	24
Other	16	15	12

	100%	100%	100%

Our direct sales force sells to our major accounts. However, because the sales cycle can be fairly protracted (typically six to twelve months) and industry knowledge is a key requirement for making a successful sale, we also sell through our network of channel partners, who have access to customers and markets that would otherwise not be addressable by us. As part of the pre-sales process, our solution engineers perform demonstrations at customer sites and assist customers in evaluating their technical requirements, in determining the project return on investment, and in implementing our technology. We host seminars and workshops at our larger offices and via the Web to demonstrate our products. We also offer basic and advanced training courses that teach prospective and new customers how to build and deploy applications using our software.

Our channel partners, who are either systems integrators or value-added resellers, are selected for their capability to provide end users with focused application solutions built on G2 and our other software platforms. These channel partners currently include organizations such as ABB, Emerson Process, Invensys, MinnovEx, Science Systems, and Siemens. Product revenues from systems integrators and value-added resellers represented approximately 24%, 26% and 28% of our product revenues for 2002, 2001, and 2000, respectively.

We market our products in the Asia-Pacific region, South America and certain other countries through distributors. These distributors have technical competence in the application of G2 and our other technologies, market our products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

Our marketing personnel engage in a variety of activities, including lead generation, in-person and Web-based seminars, trade shows, public relations, direct marketing, advertising, and promotion of customer applications for publication in industry magazines and journals.

Service and Support

We believe that a high degree of customer service and support is critical to customer satisfaction and project and application success. Our software solutions are complemented by service offerings from our services organization, as well as from third-party integrators, resellers and other strategic partners. Our services organization is committed to meeting the consulting, implementation, education and technical support requirements of our customers worldwide. Our services organization focuses on:

Consulting and Implementation Services.    We offer a variety of application engineering and consulting services on a fee-for-service basis. We have expertise in applying our software in a variety of areas, including network and systems management, manufacturing process management, process design, modeling and simulation, pharmaceutical process design and control, water treatment, logistics, transportation, and finance. A key mission of our consulting staff is to assist end users and partners in the successful development and deployment of intelligent systems applications based on G2 and our other platforms.

Education Services.    We offer a progressive series of introductory, intermediate and advanced training courses for customers, partners and potential users of our products. The courses are taught at our corporate headquarters in Burlington, Massachusetts, at our worldwide sales offices, and at customer locations. Most of our customers attend one to three weeks of training and implement their applications using the development features of our software. We offer a regular schedule of courses in our offices in North America and Europe, and special on-site training courses are offered around the world on an as-needed basis.

Customer Support Services.    We offer optional levels of customer service that include software updates, bulletin board access, various levels of telephone support, membership in the Gensym Users Society and access to HelpLink, our workflow-enabled Web application that greatly facilitates the interaction between our customers and ourselves and also serves as a knowledge database for recording solutions to past problems. The service level options are priced differently and are selected by customers in accordance with their service needs. The highest level of customer service support includes 24x7 callback service. A maintenance contract is mandatory for the first year after purchase and may be renewed in subsequent years. Pricing is generally based upon a percentage of the original license fee charged. We have service centers in North America and Europe. Local marketing partners provide service in the Asia-Pacific region and other areas of the world.

We have a user group, the Gensym Users Society, for which we continue to provide support. This organization consists of worldwide users of our software who have current maintenance contracts. An important function of the user group is to provide us with feedback from advanced users in regards to product performance and desired features for inclusion in future product releases. GUS 2003, a worldwide meeting of the Gensym User Society, will be held in Boston, Massachusetts in April 2003.

Research and Development

We believe that future license sales and ongoing renewal of our service and support contracts depends upon our ability to regularly enhance our existing products, as well as develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of our customers.

We typically develop new products and enhancements to existing products in response to market analyses and feedback from customers obtained by our customer support and consulting personnel. In addition we take new product initiatives to address targeted markets and industry standards. During 2002 we released multiple versions of each product to address new market requirements and update existing program code. During 2003 we plan to expand existing product offerings and to introduce new applications. The first major enhancement of 2003, which occurred in March, was the release of G2 version 7.0, which contains many new features, a new user interface based on Microsoft Windows standards as well as support of the XML standard.

Approximately 27% of our operating expense is committed to the research and development function each year. While we expect that certain new products will be developed internally, we may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants. As part of our 2001 restructuring, we sold our NetCure product line and renewed our focus, including our research and development activities, on our G2 and G-2 related products. Our research and development expenses were $3,217,000 in 2002, $4,999,000 in 2001, and $7,614,000 in 2000.

Competition

In the manufacturing market, a number of software companies offer products that perform certain functions of G2 for specific applications. We believe that our products offer, in a single seamlessly integrated manner, the most comprehensive set of software technologies available upon which to successfully build a broad range of expert operations management solutions. Competition in the expert manufacturing markets includes point solutions that resolve specific problems, real-time and expert system products, and traditional providers of custom programming services. For example, companies such as Aspen Technology, Pavilion and Ilog S.A. sell solutions that compete with our products with respect to specific applications or uses. An intelligent system based on point solutions, however, requires the integration of various software packages from different vendors, and is often difficult to maintain. Although our competitors’ systems may sometimes offer faster initial implementation, we believe that these systems do not provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic and complex operating environment. Point solutions may also fail to provide the extensibility to add rules and neural networks, and may be difficult to migrate to more powerful computers.

We face competition in the network management market from a number of companies, including Micromuse, System Management Arts (SMARTS) and RiverSoft. Each of these companies offers products that differ from our products in a variety of ways. Customers tend to select products based on the particular features and overall management approach to network availability each vendor delivers.

The principal competitive factors in all of the markets in which we compete are functionality, ease of use, price, distribution capabilities, quality, performance, customer support, and availability of application software implementation services. In order to maintain our competitive position, we must continue to enhance our existing products and introduce new products that meet evolving customer requirements. There is no assurance that our market position or competitive advantages will continue. See “Factors That May Affect Future Results.”

Proprietary Rights

We rely primarily on a combination of patent law, copyright law and trade secret law to protect our proprietary technology. We have one patent covering specific aspects of our core product, G2 and have applied for patents for certain new product developments. The scope of the existing patent relates to application security. Specifically, the patent recognizes a unique means for restricting user access to the configurable portion of the application’s user interface, thereby making the application secure. We do not have any registered copyrights. We also have internal policies and systems to limit access to and keep confidential our trade secrets. We distribute our products under software license agreements that contain various provisions to protect our ownership of and the confidentiality of the underlying technology. We also require our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for its ability to be patented. Despite these precautions, it may be possible for a third party to misappropriate our technology or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may not be available in every foreign county in which our products are distributed.

Certain technology used in our products is licensed from third parties. We believe that, in general, comparable licenses are available on commercially comparable terms from a number of licensors and do not believe that any of our products are significantly dependent upon such licensed technologies.

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

Gensym®, G2®, NeurOn-Line®, ReThink®, and Operations Expert® are our registered trademarks. The Gensym logo, GDA, ReThink, G2 WebLink, OPEX, and Optegrity are our trademarks. We have filed applications to register Gensym, G2, NeurOn-Line, and OPEX in certain foreign jurisdictions. In addition, we have an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

Backlog

We ship software products within a short period after receipt of a customer purchase order and typically do not have a material backlog of unfilled orders of software products at any point in time. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

Employees

As of December 31, 2002, we had 86 full-time employees, including 24 employees in sales and marketing, 21 employees in product development, 11 employees in consulting services, 14 employees in customer support, production and licensing, and educational services, and 16 employees in general and administrative functions. Of these employees, 64 were located in the United States and 22 were located in foreign countries. None of our employees is represented by a labor union, and we believe that our employee relations are good.

ITEM 2.    PROPERTIES

At December 31, 2002, our headquarters and principal operations were located in a leased facility with 27,250 square feet in Burlington, Massachusetts. The lease on the Burlington facility expires on January 31,

2006, with an option to renew for an additional term of five years. In addition to rental expenses, we must also pay an allocated portion of operating expenses and taxes each year. We also lease sales office space in the metropolitan areas of several cities throughout North America, as well as France, Italy, The Netherlands, and Tunisia. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.    LEGAL PROCEEDINGS

On November 13, 2001, we and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. The lawsuit asserted claims for, among other things, alleged breach of fiduciary duty and waste of corporate assets in connection with our rejection of a merger proposal by Rocket Software, the adoption of our proposed rights offering, and the execution of a letter of intent with Rocket Software relating to the sale of our NetCure product line. The complaint sought injunctive relief with respect to the Rocket Software merger proposal, the proposed rights offering and the sale of the NetCure product line to Rocket Software. On November 16, 2001, we and our directors were served with an amended and supplemental complaint further asserting that our directors breached fiduciary duties by consummating the sale of the NetCure product line to Rocket Software and allegedly refusing to negotiate with Rocket Software in connection with its merger proposal. In addition, the amended complaint added Rocket Software as a defendant and asserted a claim against Rocket Software for aiding and abetting the alleged breaches of fiduciary duties. The amended complaint sought injunctive relief with respect to the Rocket Software merger proposal, rescission of the NetCure sale, and compensatory and/or rescissionary monetary damages. On November 26, 2001, the court conducted a telephonic hearing on the plaintiffs’ motion for expedited proceedings, and denied the motion at the conclusion of that hearing. On November 27, 2001, we were advised by plaintiffs counsel that, in light of the court’s decision on the motion to expedite proceedings, the plaintiffs intended to file a further amended complaint. To date, we have not been served with a further amended complaint.

On August 1, 2001, we received a letter from the counsel for Pavilion Technologies, Inc. alleging that we are infringing one or more claims of fourteen of Pavilion’s patents related to neural networks, expert systems and the control of processes. We have not been served with a complaint in this matter nor received any correspondence from Pavilion since early in 2002.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $0.01 par value per share, was traded on the Nasdaq National Market through August 20, 2001 and has traded since then on the OTC Bulletin Board. Our common stock is currently quoted on the OTC Bulletin Board under the symbol “GNSM”. The following table sets forth the high and low closing prices per share of our common stock for the quarterly periods indicated. Prices for common stock are closing sales prices on the Nasdaq National Market through August 20, 2001 and the closing sales prices on the OTC Bulletin Board after that date. Due to the low trading volume in our common stock, the reported trading prices may not be an indicative of the value of our common stock.

2002	High	Low
First quarter	$0.98	$0.50
Second quarter	$1.03	$0.72
Third quarter	$1.20	$0.40
Fourth quarter	$0.95	$0.40

2001	High	Low
First quarter	$1.97	$0.84
Second quarter	$0.97	$0.60
Third quarter	$0.94	$0.20
Fourth quarter	$0.75	$0.23

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

There were approximately 115 holders of record of our common stock as of March 24, 2003. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Information with respect to securities authorized for issuance under our equity compensation plans will be included in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held on May 12, 2003 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited consolidated financial statements. When you read this selected financial data, it is important that you also read our management’s discussion and analysis of financial conditions and results of operations and our historical consolidated financial statements and related notes included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

The consolidated financial statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the report previously issued by Arthur Andersen LLP on our financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this document. This previously issued report has not been reissued by Arthur Andersen LLP.

	As Of December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product	$6,473	$6,302	$11,992	$19,628	$16,911
Services	10,978	13,879	15,583	16,799	18,067

Total revenues	17,451	20,181	27,575	36,427	34,978

Cost of revenues:
Product	787	969	1,073	1,315	1,334
Services	2,800	3,765	7,323	7,259	7,364

Total cost of revenue	3,587	4,734	8,396	8,574	8,698

Gross profit	13,864	15,447	19,179	27,853	26,280
Operating expenses:
Sales and marketing	5,300	8,865	17,379	18,214	18,276
Research and development	3,217	4,999	7,614	6,470	6,023
General and administrative	3,405	4,390	4,942	5,288	4,134
Restructuring charge (1)	—	2,559	—	—	—

Total operating expenses	11,922	20,813	29,935	29,972	28,433

Operating income (loss)	1,942	(5,366)	(10,756)	(2,119)	(2,153)
Other (loss) income, net	(162)	1,903	211	503	715

Income (loss) before provision for income taxes	1,780	(3,463)	(10,545)	(1,616)	(1,438)
Provision for income taxes	136	286	2,271	336	50

Net income (loss)	$1,644	$(3,749)	$(12,816)	$(1,952)	$(1,488)

Basic earnings (loss) per share	$0.24	$(0.57)	$(2.01)	$(0.32)	$(0.23)
Diluted earnings (loss) per share	$0.23	$(0.57)	$(2.01)	$(0.32)	$(0.23)
Weighted average basic common shares outstanding	6,715	6,531	6,365	6,149	6,371
Weighted average diluted common shares outstanding	7,042	6,531	6,365	6,149	6,371

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,884	$1,967	$3,355	$11,685	$14,534
Other long-term liabilities	70	27	—	—	—
Long-term deferred revenue	336	—	—	—	—
Working capital	561	(2,439)	285	12,814	14,650
Total assets	10,323	9,932	15,540	26,934	28,268
Total stockholders' equity (deficit)	2,030	(436)	2,412	14,922	17,483

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, ‘expect”, “intend” and similar expressions, as they relate to us or our management identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth below under the caption “Factors Affecting Future Operating Results”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Factors Affecting Future Operating Results”.

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for expert operations management. Our flagship product has been, and continues to be, G2, which can emulate the reasoning of human experts as they assess, diagnose and respond to unusual operating situations or as they seek to optimize operations. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 15,000 licenses to customers in a variety of industries.

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality and their ability to integrate with a wide variety of industry-standard products and protocols. We released our latest version of G2, version 7.0, in March 2003, which constituted a significant advance in our product. Version 7.0 included many significant enhancements intended to bring G2 into line with current industry standards.

In addition to our continuous efforts to upgrade and enhance all of our products, which provide customers with important reasons to renew their maintenance contracts, we are pursuing a collaborative approach with our customers to develop and maintain applications on an ongoing basis. This collaboration gives us opportunities for incremental professional services beyond just implementation assistance, which translates to higher margins and more revenue per customer.

We conduct our business in the North and South America, Europe, the Middle East, Africa and the Asia- Pacific region. In 2002, approximately 37% of our revenues were generated from license sales, 14% from consulting and training and 49% from payments for customer support services. Prices for our products are generally denominated in U.S. dollars, although we do some business in local currencies. Chemical, oil and gas companies are a major market for us. Due to the current geo-political situation in the Middle East, there is risk of a near-term reduction in the amount of business that we are able to conduct with these companies. We are affected both by the slowdown in spending by these companies and by the logistical difficulties of negotiating business and implementing solutions.

Detailed industry knowledge and expertise are critical elements to the success of our product implementations. Therefore, we frequently work closely with partners who are able to provide such expertise and are familiar with those markets and applications. Our partners may be value-added resellers, original equipment manufacturers, or systems integrators. These partner relationships are key to us and account for approximately one quarter of our product revenues.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are critical to an understanding of our consolidated financial statements and involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from two primary sources: (1) product licenses and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, (SOP 98-9), both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Our software is distributed through our direct sales force and our indirect distribution channel through alliances with resellers. Revenue arrangements with resellers are recognized upon delivery of the software to the reseller, provided all other revenue recognition criteria, as specified above, have been satisfied. We historically have not offered resellers contractual rights of return, stock balancing, or price protection.

We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue if all other revenue recognition criteria are met. If the fee is not fixed or determinable, revenue is recognized as payment becomes due from the customer.

Our license arrangements generally do not include acceptance provisions. However, if an arrangement includes an acceptance provision, revenue is recognized upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Our software arrangements may include consulting services sold separately under consulting engagement contracts that generally include implementation. These services may also be provided completely or partially by independent third-parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because they meet the criteria for separate accounting, as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services, such as consideration of whether the services are essential to the functionality of the licensed product, degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements, such as maintenance, consulting, and education services, based on vendor specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements, such as software license. If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our current pricing for those services when sold separately and VSOE of fair value for maintenance services is measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location.

Maintenance services generally include rights to unspecified upgrades, when and if available, telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. Historically we have not offered any specified upgrade rights to an existing product.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using the completed contract method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Education revenues are recognized as the related training services are provided.

Accounts Receivable and Allowance for Doubtful Accounts

We make estimates of the collectability of our accounts receivables. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncertainties affecting our estimates include future industry and economic trends and the related impact on the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due us could be reduced by a material amount which may have a material effect on our financial position, results of operations or cash flows.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, including net operating loss carryforwards and research and development tax credits and foreign tax credits. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses will be charged directly to additional paid in capital. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of $13,080,000 as of December 31, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating loss carryforwards and research and development tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. At December 31, 2002, we continued to have a 100% valuation allowance against our deferred tax assets.

We have taken the position under APB 23, Accounting for Income Taxes – Special Areas, that all earnings of its foreign subsidiaries are permanently reinvested. Therefore, no U.S. taxes have been provided on these unremitted accumulated foreign earnings.

The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. See our audited consolidated financial statements and notes thereto which begin on page 30 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results Of Operations

The following is an overview of our results of operations for the last three years:

•	Total revenue was $17,451,000 for 2002, $20,181,000 for 2001 and $27,575,000 for 2000.
•	Product revenue was $6,473,000 for 2002, $6,302,000 for 2001 and $11,992,000 for 2000.
•	Services revenue was $10,978,000 for 2002, $13,879,000 for 2001 and $15,583,000 for 2000.
•	In 2001, we recognized a gain of $2,000,000 on the sale of our NetCure business and incurred restructuring charges of $2,559,000.
•	Net income was $1,644,000 in 2002. Net loss was $3,749,000 in 2001 and $12,816,000 in 2000.

The following table sets forth certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year ended December 31,
	2002	2001	2000
Revenues:
Product	37.1%	31.2%	43.5%
Service	62.9	68.8	56.5

Total revenues	100.0	100.0	100.0

Cost of revenues
Product	4.6	4.8	3.9
Service	16.0	18.7	26.5

Total cost of revenue	20.6	23.5	30.4

Gross margin	79.4	76.5	69.6

Operating expenses:
Sales and marketing	30.4	43.9	63.0
Research and development	18.4	24.8	27.6
General and administrative	19.5	21.7	18.0
Restructuring charge	—	12.7	—

Total operating expenses	68.3	103.1	108.6

Operating income (loss)	11.1	(26.6)	(39.0)
Other income (loss), net	(0.9)	9.4	0.8

Income (loss) before provision for income taxes	10.2	(17.2)	(38.2)
Provision for income taxes	0.8	1.4	8.3

Net income (loss)	9.4%	(18.6)%	(46.5)%

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenues

We derive our revenues from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

Total revenues were $17,451,000 for the year ended December 31, 2002 and $20,181,000 for the same period in 2001, a decrease of $2,730,000, or 14%. Total revenues decreased as a result of a decrease in sales of application consulting services and product maintenance contracts. Support revenues fell by $2,901,000, mainly as a result of customers electing not to renew their maintenance contracts due to (1) fears about our financial viability after our 2001 restructuring, (2) the reduction in the frequency and number of enhancements to G2 and G2-related products during 2000 and 2001, when we were focused on developing our new network management products and (3) reluctance of customers to enter into long-term contractual commitments in the current uncertain economic conditions. We are conducting an active campaign to re-sign customers who have let their support contracts lapse. International revenues accounted for 57% of total revenues in 2002 and 44% in 2001 while U.S. revenues accounted for 43% and 56%, respectively.

Product.    Product revenues increased 3% to $6,473,000 for the year ended December 31, 2002 from $6,302,000 in 2001. License sales were primarily to existing customers.

Services.    Services revenues decreased $2,901,000, or 21%, to $10,978,000 for the year ended December 31, 2002 from $13,879,000 in 2001. The decrease in service revenues was primarily due to a decrease in application consulting revenues and a decrease in customer maintenance contracts. Consulting revenues decreased $1,665,000, or 44%, and maintenance renewals decreased $1,071,000, or 11%, in 2002 compared to 2001. The declining strength of the US economy has caused widespread loss of business in most sectors of the consulting market, including those in which we compete.

Cost of Revenues

Cost of revenues consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues were $3,587,000 for the year ended December 31, 2002 and $4,734,000 for the same period in 2001, a decrease of $1,147,000 in 2002, or 24%. The decrease in cost of revenues was primarily the result of our 2001 restructuring actions that reduced overall operating expenses. The average number of employees associated with the cost of revenue decreased by 11, to an average of 25 employees in 2002, compared to an average of 36 employees during 2001. This resulted in personnel related expenses decreasing approximately $1,103,000 for 2002.

Product cost was $787,000 in 2002, a decrease of $182,000, or 19%, from 2001. The decrease in product costs is attributable to a $159,000, or 35%, decrease in personnel-related expenses, offset by a $12,000 increase in royalty fees and an increase in discretionary expenses of $36,000.

Services cost was $2,800,000 in 2002, a decrease of $965,000, or 26%, from $3,765,000 in 2001. The decrease was primarily a result of lower personnel-related expenses of $944,000, or 33%, and a reduction in allocated facilities support costs of $90,000, or 16%, from 2001 as a result of our 2001 restructuring actions, offset by an increase in discretionary spending of $4,000. The average number of employees associated with service cost decreased by 11 to an average of 20 employees in 2002 from an average of 31 employees in 2001. The headcount decrease directly resulted from the cut back in both consulting and customer support personnel following the restructure in 2001.

Gross margin on revenues improved from 76% in 2001 to 79% in 2002, reflecting the personnel cost reductions referred to above.

Operating Expenses

Total operating expenses were $11,922,000 in 2002 (68% of total revenues) as compared to $20,813,000 (103% of revenues) in 2001. Operating expenses for the year ended December 31, 2001, excluding restructuring charges, were $18,254,000 (90% of total revenue). The decrease in operating expenses was primarily a result of the restructuring plan to reduce operating costs undertaken in 2001. The average number of employees associated with operating expense decreased by 33, to an average number of employees of 57 during 2002. There were 53 employees associated with operating expenses at December 31, 2002. This resulted in a decrease of personnel related operating expenses for 2002 of approximately $3,882,000 as a result of the restructuring actions undertaken in 2001.

Sales and Marketing.    Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 2002, sales and marketing expenses decreased $3,565,000, or 40%, to $5,300,000 (30% of total revenues) compared to $8,865,000 (44% of total revenues) in 2001. The decrease in expenses resulted from a decrease in personnel related costs of $2,103,000 and a decrease in allocated facilities support costs of $395,000, or 48%. The number of employees associated with sales and marketing on average decreased by 17, from an average of 38 employees in 2001 to an average of 21 employees during 2002.

Research and Development.    Research and development expenses consist primarily of costs of personnel, equipment, and facilities. For the year ended December 31, 2002, research and development expenses decreased $1,782,000, or 36%, to $3,217,000 (18% of total revenue), compared to $4,999,000 (25% of total revenue) in 2001. The decrease in expenses resulted from a decrease of personnel related costs of $1,112,000 and a decreased share of allocated facilities support expenses of $328,000. The number of employees associated with research and development, increased by 7 to 21 employees at December 31, 2002. However, the average number of employees in 2002 was 19, compared to 29 in 2001. During 2001, our on-going restructuring efforts and the sale of our NetCure product line in November 2001 to Rocket Software, resulted in decreases in research and development expenses for 2002.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. General and administrative expenses decreased $985,000, or 22%, to $3,405,000 (20% of total revenue) for the year ended December 31, 2002 compared to $4,390,000 (22% of total revenue) in 2001. The decrease in expenses was primarily due to reductions in personnel costs and reduced legal expenses. Personnel reductions and reduced benefit-related expenses accounted for a decrease of $667,000, or 3%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The number of employees associated with general and administrative expenses decreased by 2, or 11%, to 16 employees at December 31, 2002 from 18 employees at December 31, 2001. Legal expenses decreased $636,000, or 77%, for the year ended December 31, 2002 from the year ended December 31, 2001. During 2001, we incurred significant legal expenses in conjunction with our restructuring, our bridge financing, and a proposed rights offering.

Other (Loss) Income

Other (loss) income consists primarily of interest income, interest expense, foreign exchange transaction gains and losses, and the sale of assets. For the year ended December 31, 2002, other loss was $162,000, compared to other income of $1,903,000 for the year ended December 31, 2001. The income in 2001 consisted primarily of $2,000,000 in net proceeds from the sale of our NetCure product line to Rocket Software. Interest income for the year ended December 31, 2002 increased by $62,000, or 270%, primarily as a result of higher average cash balances and interest expense for the year ended December 31, 2002 decreased $23,000, or 59%, to $16,000 compared to $39,000 in 2001. During 2001, we incurred interest expense on the borrowings from bank financing arrangements and bridge loans. There were no significant borrowings in 2002.

Income Taxes

We recorded a provision for income taxes of $136,000 and $286,000, for the years ended December 31, 2002 and 2001, respectively. The tax provisions for 2002 and 2001 primarily represents taxes on income generated in certain foreign jurisdictions, where we do not have operating loss carryforwards, and withholding taxes on sales in certain foreign jurisdictions.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Revenues

Our revenues are derived from two sources: product licenses and services. Product revenues include revenues from sales of licenses for use of our software products. Service revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

Total revenues were $20,181,000 for the year ended December 31, 2001 and $27,575,000 for the same period in 2000, a decrease of $7,394,000, or 27%. The decrease in total revenues was primarily attributable to a decrease in sales of product licenses and application consulting services. Both domestic and international markets contributed to the drop in revenue and reflect the overall decrease in the economic conditions of the U.S. and world markets. International revenues accounted for 44% of total revenues in 2001 and 2000.

Product.    Product revenues decreased $5,690,000, or 47%, to $6,302,000 for the year ended December 31, 2001 from $11,992,000 in 2000. Revenue decreased in all product lines for both domestic and international markets due to the general slowdown in the US and world markets. The combined telecommunications and process manufacturing market segment reflected the largest decline in product revenue and decreased by $4,100,000 to $3,000,000 during the year ended December 31, 2001, from $7,100,000 in 2000.

Service.    Service revenues decreased $1,704,000, or 11%, to $13,879,000 for the year ended December 31, 2001 from $15,583,000 in 2000. The decrease in service revenues was primarily due to a decrease in application consulting revenues of $1,200,000 in 2001 compared to 2000. In addition, training fees decreased $300,000 and customer maintenance renewals decreased $200,000, reflecting the effect of lower license revenues.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues were $4,734,000 for the year ended December 31, 2001 and $8,396,000 for the same period in 2000, a decrease of $3,662,000, or 44%. The decrease in cost of revenues was primarily the result of the implementation of our restructuring actions described below to reduce operating expenses. The number of employees associated with the cost of revenue decreased by 47, or 64%, to 26 employees at December 31, 2001, compared to 73 employees at December 31, 2000. This resulted in personnel-related expenses decreasing approximately $3,300,000 for 2001.

Product cost was $969,000 in 2001, a decrease of $104,000 from 2000. The decrease in product costs is attributable to a $200,000 decrease in personnel-related expenses offset by a $100,000 increase in royalty fees.

Service cost was $3,765,000 in 2001, a decrease of $3,558,000 from 2000. Approximately $3,100,000 of this decrease was due to lower personnel related expenses and $500,000 of the decrease was the result in a decline in support costs. These decreases were primarily due to lower personnel-related expenses associated with our restructuring plan. The number of employees associated with services decreased by 42, or 67%, to 21 employees at December 31, 2001 compared to 63 employees at December 31, 2000.

Gross margin on revenues for the year ended December 31, 2001 was 77%, as compared to 70% in 2000. The increase in gross profit percentage resulted primarily from lower costs in 2001 compared to 2000.

Operating Expenses

Total operating expenses were $20,813,000 in 2001 as compared to $29,935,000 in 2000. Operating expenses, excluding restructuring charges, were $18,300,000 (90% of total revenue) for the year ended December 31, 2001,  a decrease of $11,600,000, or 39%, compared to $29,935,000 (109% of total revenue) in 2000. The decrease in operating expenses was primarily due to our restructuring plan to reduce costs. The number of employees associated with operating expense decreased by 98, or 65%, to 53 employees at December 31, 2001 compared to 151 employees at December 31, 2000. This resulted in a decrease of personnel-related operating expenses for 2001 of approximately $9,200,000.

Sales and Marketing.    Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 2001, sales and marketing expenses decreased $8,514,000, or 49%, to $8,865,000 (44% of total revenues) compared to $17,379,000 (63% of total revenues) in 2000. The decrease in expenses resulted from a decrease of personnel-related costs of $5,700,000, a decrease of marketing programs, professional services and trade shows of $1,000,000 and a decrease of facilities support costs of $1,800,000. The number of employees associated with sales and marketing decreased by 56, or 73%, to 21 employees at December 31, 2001 compared to 77 employees at December 31, 2000.

Research and Development.     Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses decreased $2,615,000 or 34% to $4,999,000 (25% of total revenue) for the year ended December 31, 2001 from $7,614,000 (28% of total revenue) in 2000. The decrease in expenses resulted from a decrease of personnel related costs of $2,500,000 and a decrease of outside contractors cost of $100,000. The number of employees associated with research and development decreased by 34, or 71%, to 14 employees at December 31, 2001 from 48 employees at December 31, 2000.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses decreased $552,000, or 11% to $4,390,000 (22% of total revenue) for the year ended December 31, 2001 compared to $4,942,000 (18% of total revenue) in 2000. The decrease in expenses resulted from a decrease in personnel related cost of $1,000,000, a decrease in professional costs of $300,000 offset by an increase in costs of accounting and legal fees of $800,000 primarily attributable to our withdrawn rights offering. The number of employees associated with general and administrative expenses decreased by 8, or 31%, to 18 employees at December 31, 2001 from 26 employees at December 31, 2000.

Restructuring Charge

In January, April, July, and August 2001, we undertook restructuring plans to reduce operating costs. For the year ended December 31, 2001 we incurred restructuring charges of $2,559,000. The restructuring plans consisted of reductions in employee headcount and the closing of certain offices. The reductions in employee headcount were from all operating groups and from all geographical areas and totaled approximately 45 in January, 13 in April, 12 in July, and 50 in August. The restructuring charge included a non-cash amount of approximately $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe, the Far East and Asia-Pacific region and approximately $1,902,000 related to employee severance. Approximately $1,663,000 was paid out for employee severance in the year ended December 31, 2001 related to the restructuring actions. The remaining $239,000 of severance payments was paid in the year ended December 31, 2002.

Details of our restructuring reserves related to continuing operations and activity recorded during 2001 were as follows:

	Reserve Balance Dec. 31, 2000	Current Year Provision	Current Year Utilization	Reserve Balance Dec. 31, 2001
Severance relating to workforce reductions	—	1,902	(1,663)	$239
Write-off of cumulative translation adjustment	—	595	(595)	$—
Asset write-offs		62	(62)	$—

Total	$—	$2,559	$(2,320)	$239

Other Income

Other income consists primarily of interest income, interest expense, foreign exchange transaction gains and losses and the sale of assets. For the year ended December 31, 2001, other income was $1,900,000 and consisted primarily of $2,000,000 in net proceeds from the sale of our NetCure product line to Rocket Software.

Income Taxes

We recorded a provision for income taxes of $286,000 and $2,271,000, for the years ended December 31, 2001 and 2000, respectively. The tax provision for 2001 and 2000 represents taxes on income generated in certain foreign jurisdictions (where we do not have operating loss carryforwards) and withholding taxes on sales in certain foreign jurisdictions. In addition, the tax provision for the year ended December 31, 2000 included a charge of $1,873,000 in accordance with the increase in the tax valuation allowance in 2000 to provide a 100% valuation allowance against the deferred tax assets as discussed below. We generated significant U.S. tax loss carryforwards during the years ended December 31, 2001 and 2000.

Deferred tax assets related to the future benefit of a tax loss carryforward should be recorded, unless we make a determination that it is “more likely than not” that such deferred tax assets would not be realized. Accordingly, a valuation allowance would be provided against the deferred tax assets to the extent that we cannot demonstrate that it is “more likely than not” that the deferred tax assets will be realized. In determining the amount of valuation allowance required, we consider numerous factors, including historical profitability, estimated future taxable income, the volatility of the historical earnings, and the volatility of earnings of the industry in which we operate. We periodically review our deferred tax assets to determine if such assets are realizable. In 2000, we concluded that we should not recognize the value of our deferred tax assets under the “more likely than not” test and therefore increased the amount of our valuation allowance to equal the entire deferred tax assets. This increase in the valuation allowance resulted in a charge to the provision for income taxes of $1,873,000 during the year ended December 31, 2000. The primary factor considered in evaluating the realizability of the deferred tax assets and the level of valuation allowance was our history of operating losses. See Note 4 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Our December 31, 2002 cash and cash equivalents were $3,884,000, an increase of $1,917,000 from December 31, 2001. Cash provided by operations in 2002 was $1,866,000. Specifically, in 2002 we had net income of $1,644,000, net of non-cash expenses (depreciation and amortization and the non-cash portions of compensation, foreign currency translation adjustment, and loss on disposal of equipment) and $1,572,000 in cash received from a reduction in accounts receivable. This was partially offset by a decrease in deferred revenue of $1,470,000, a paydown of accounts payable and accrued expenses of $728,000 and a reduction of prepaid expense of $240,000.

Cash used by investing activities in 2002 was $432,000, which primarily consisted of $391,000 used to purchase equipment, of which $119,000 was financed through a capital lease obligation.

Cash provided by financing activities in 2002 was $174,000, which consisted of $119,000 of proceeds received from a long-term borrowing in connection with a capital lease of computer equipment. Principal payments on capitalized leases amounted amounted to $35,000 and was offset by $90,000 from the issuance of stock under our stock purchase plan.

On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provides us the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2,500,000. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we renegotiated the terms of the financing agreement, and signed an accounts receivable purchase agreement, that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At December 31, 2002 we had no borrowings outstanding under this facility. Amounts under this facility are secured by substantially all of our corporate assets. Either party may terminate this facility at any time. As of December 31, 2002, the amount of eligible borrowings under this facility was approximately $366,000.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations, short-term financing arrangements, and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We have capital leases for our communications and computer equipment. Our obligations at December 31, 2002 are as follows:

(In thousands)	2003	2004	2005	2006	2007
Lease obligations	$1,224	$986	$911	$132	$8

Rent, office lease and equipment lease expense under the above leases, net of rental income from sub-leases, was approximately $1,598,000 in 2002, $1,798,000 in 2001, and $3,114,000 in 2000.

We achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. Previously we had incurred operating losses for both December 31, 2001 and 2000. This return to profitability was based on expense control, cost reductions completed in 2001 and maintaining revenues from existing sales of licenses. We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2003. Our ability to continue to maintain profitability beyond 2003 is dependent on continued market acceptance of our existing range of products and services and renewal of maintenance contracts for customer support at or above current levels.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2002, 501,300 shares had been repurchased at a cost of approximately $1,869,000. We have not purchased any shares of our common stock since March 31, 1999. In 2002, we reissued 35,957 shares to non-employee directors and a consultant.

Related Party Transactions

On January 9, 2002 we entered into a three-year original equipment manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation founded by three of our employees who continue to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sale price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During 2002, we paid Integration Objects $61,000.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force Issue (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. We have adopted the disclosure requirements of FIN No. 45 and do not expect that the adoption of the recognition provisions of FIN No. 45 will have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation to employees under APB Opinion No. 25 and related interpretations. We have adopted the disclosure requirements of this Statement and therefore the adoption of SFAS No. 148 will not have a material impact on our financial position, results of operations or cash flows.

Factors That May Affect Future Results

We have a history of operating losses, and we may not remain profitable.

Although we were profitable in 2002, we incurred operating losses for each of the four preceding years ending December 31, 2001. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a return to our traditional software and services product lines and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002, although our revenues declined from the fiscal year ended December 31, 2001. Our continued profitability is dependent on continued revenue from new and existing customers and expense control, and there can be no assurance that we will remain profitable.

Competition in the market for expert operations management systems is intensifying and may reduce our revenues.

Substantially all of our revenues are derived from the licensing and support of software platforms and products for expert operations management. Although organizations such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS) have begun to deploy, or have announced plans to deploy, such systems, our systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce expert operations management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of expert operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of expert operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect our business, results of operations, or financial condition. In addition, we believe that end-users in our markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools to develop application-specific functionality and solutions. Meeting this demand has required us to modify our sales approach. We are increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen our average sales cycle. Our failure to respond appropriately to shifts in market demand could have a material adverse effect on our business, results of operations, or financial condition.

We are increasingly reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

Our business and financial results are reliant on maintenance contract renewals, as software maintenance fees have become a larger component of our total revenues, representing 39%, 37% and 27% of our total revenues in the years ended December 31, 2002, 2001 and 2000, respectively. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a decline in the rate of maintenance contract renewals could have a material adverse effect on our results of operations, cash flows, or financial condition.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, who are not under our control. Sales of our products by value-added resellers and systems integrators represented 24% and 26% of our product revenues in years ended December 31, 2002 and 2001, respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

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

We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. There can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from 6 to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter’s revenues from software licenses has come from license contracts that have been executed in the final weeks of that quarter. The revenues for a quarter may include some large orders. If the timing of any of these orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our net income and cash flows, which may impact our ability to continue as an independent concern.

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

Our international revenues represented 57% and 44% of our total revenues for years ended December 31, 2002 and 2001, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

Our business may suffer if we fail to remain competitive with other companies offering similar products and services.

A number of companies offer products that perform certain functions of G2 for specific applications. In all of our markets, there is competition from “point solutions,” real-time and expert system products, and internally developed software. There are commercially available software development tools that software application developers or potential customers could use to build software that has functionality similar to our products.

Certain companies, such as Objective Systems Integrators, Inc., Micromuse, RiverSoft and Systems Management Arts (SMARTS), sell “point solutions” that compete with our expert operations management products with respect to specific applications or uses. Several companies, including Aspen Technology, Ilog S.A., Pavilion and System Management Arts, offer expert operations management products with limited real-time, expert system, or fault isolation capabilities, but at lower price points than those provided by us. Many of these products often require extensive programming with languages such as C or C++ for complete implementation. Although we believe that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

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

Complex software products such as those offered by us may contain unintended errors or failures commonly referred to as “bugs.” There can be no assurance that, despite significant testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although we have not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future that could cause delays in product introduction and shipments or require design modifications that could adversely affect our business, results of operations, or financial condition.

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

In August 2001, we received a letter from a third party alleging that we are infringing one or more of their patents relating to neural networks expert systems and the control of processes. At this time, no formal legal action has been filed. While we believe that these allegations are without merit, there can be no assurance that the third party will not file formal legal action relating to its claims or, if formal legal action is filed, that our defense against those claims will be successful.

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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At December 31, 2002 substantially all of our funds were in demand deposit accounts.

Impact of Foreign Currency Rate Changes

Our contracts with customers are generally denominated in U.S. dollars or Euros and, in general, exchange rate fluctuations have not had a material impact on our consolidated financial position, results of operations or cash flows. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$3,884	$1,967
Accounts receivable, net of allowance for doubtful accounts of $396 in 2002 and $334 in 2001	3,876	5,465
Prepaid and other current assets	688	470

Total current assets	8,448	7,902

Property and equipment, at cost
Computer equipment and software	3,132	8,709
Furniture and fixtures	795	1,936
Leasehold improvements and capital leases	898	818

	4,825	11,463
Accumulated depreciation and amortization	(3,549)	(9,991)

	1,276	1,472

Deposits and other assets	599	558

	$10,323	$9,932

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current portion of capital lease obligation	$83	$42
Accounts payable	281	497
Accrued expenses	2,478	2,954
Deferred revenue	5,045	6,848

Total current liabilities	7,887	10,341

Other long-term liabilities	70	27
Long-term deferred revenue	336	—
Commitments and contingencies (Note 5)
Stockholders' Equity (Deficit):
Preferred Stock, $.01 par value—Authorized 2,000,000 shares
Issued and outstanding—none	—	—
Common Stock, $.01 par value—Authorized—20,000,000 shares
Issued—7,315,949 and 7,134,247 shares in 2002 and 2001, respectively
Outstanding—6,850,606 and 6,632,947 shares in 2002 and 2001, respectively	73	71
Capital in excess of par value	21,793	21,705
Treasury stock—465,343 shares in 2002 and 501,300 shares in 2001, at cost	(1,735)	(1,869)
Accumulated deficit	(18,084)	(19,618)
Cumulative translation adjustment	(17)	(725)

Total stockholders' equity (deficit)	2,030	(436)

	$10,323	$9,932

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Revenues:
Product	$6,473	$6,302	$11,992
Services	10,978	13,879	15,583

Total revenues	17,451	20,181	27,575

Cost of revenues:
Product	787	969	1,073
Services	2,800	3,765	7,323

Total cost of revenues	3,587	4,734	8,396

Gross profit	13,864	15,447	19,179
Operating expenses:
Sales and marketing	5,300	8,865	17,379
Research and development	3,217	4,999	7,614
General and administrative	3,405	4,390	4,942
Restructuring charges	—	2,559	—

Total operating expenses	11,922	20,813	29,935

Operating income (loss)	1,942	(5,366)	(10,756)

Other (loss) income:
Interest income	85	23	380
Interest expense	(16)	(39)	(7)
Other income (expense), net	(231)	1,919	(162)

	(162)	1,903	211

Income (loss) before provision for income taxes	1,780	(3,463)	(10,545)

Provision for income taxes	136	286	2,271

Net income (loss)	$1,644	$(3,749)	$(12,816)

Basic earnings (loss) per share	$0.24	$(0.57)	$(2.01)

Diluted earnings (loss) per share	$0.23	$(0.57)	$(2.01)

Basic weighted average common shares outstanding	6,715	6,531	6,365

Diluted weighted average common shares outstanding	7,042	6,531	6,365

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Number of Shares	$0.01 Par Value	Capital in Excess of Par Value	Treasury Stock	Accumulated (Deficit)	Cumulative Translation Adjustment	Total Stockholders' Equity (Deficit)	Comprehensive income (loss)
	(In thousands except share data)
BALANCE, DECEMBER 31, 1999	6,744,565	67	20,923	(1,869)	(3,053)	(1,146)	14,922
Exercise of stock options	93,744	1	389	—	—	—	390
Issuance of common stock under ESPP	129,961	2	308	—	—	—	310
Translation adjustment	—	—	—	—	—	(394)	(394)	(394)
Net loss	—	—	—	—	(12,816)	—	(12,816)	(12,816)

Comprehensive net loss for the year ended December 31, 2000								$(13,210)

BALANCE, DECEMBER 31, 2000	6,968,270	70	21,620	(1,869)	(15,869)	(1,540)	2,412
Issuance of common stock under ESPP	165,977	1	85	—	—	—	86
Translation adjustment	—	—	—	—	—	815	815	815
Net loss	—	—	—	—	(3,749)	—	(3,749)	(3,749)

Comprehensive net loss for the year ended December 31, 2001								$(2,934)

BALANCE, DECEMBER 31, 2001	7,134,247	71	21,705	(1,869)	(19,618)	(725)	(436)
Stock awards issued			7				7
Issuance of common stock under ESPP	181,702	2	81	—	—	—	83
Issuance of common stock from treasury shares	—	—	—	134	(110)	—	24
Translation adjustment	—	—	—	—	—	708	708	708
Net income					1,644	—	1,644	1,644

Comprehensive net income for the year ended December 31, 2002								$2,352

BALANCE, DECEMBER 31, 2002	7,315,949	$73	$21,793	$(1,735)	$(18,084)	$(17)	$2,030

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,644	$(3,749)	$(12,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	575	726	911
Loss on disposal of equipment	13	58	—
Non-cash portion of restructuring charge	—	657	—
Non-cash impact of foreign currency translation adjustment	475	—	—
Non-cash compensation	31	—	—
Gain on sale of NetCure product	—	(2,000)	—
Deferred taxes	—	—	1,873
Changes in assets and liabilities:
Accounts receivable	1,572	3,404	780
Prepaid expenses	(240)	788	1,177
Accounts payable	(219)	(557)	670
Accrued expenses	(509)	(2,481)	727
Deferred revenue	(1,470)	335	(420)

Net cash provided by (used in) operating activities	1,872	(2,819)	(7,098)

CASH FLOW FROM INVESTING ACTIVITIES:
Sales of short-term investments	—	698	5,277
Proceeds from sale of NetCure product, net of transaction costs	—	2,000	—
Purchases of property and equipment	(272)	(693)	(1,156)
(Increase) decrease in other assets	(41)	171	(523)

Net cash (used in) provided by investing activities	(313)	2,176	3,598

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank financing agreements and bridge loans	—	2,367	—
Repayments of bank financing agreements and bridge loans	—	(2,367)	—
Principal payments on capitalized lease obligations	(35)	(95)	—
Proceeds from exercise of stock options and issuance of common stock under stock plans	83	86	700

Net cash provided by (used in) financing activities	48	(9)	700

EFFECT OF EXCHANGE RATE CHANGES ON CASH	310	(38)	(253)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,917	(690)	(3,053)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,967	2,657	5,710

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,884	$1,967	$2,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for—
Income taxes	$23	$33	$214
Interest	$16	$39	$7
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital lease obligations	$119	$164	$—

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

We are a provider of operations management and expert systems software products. Our products emulate the reasoning of human experts using process knowledge and often real-time data and then, on the basis of such reasoning, make recommendations or take direct operational actions. Most applications of our products are in the areas of management of abnormal conditions in manufacturing environments, supply chain and logistics management, and network management.

We achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. Previously we had incurred operating losses for both December 31, 2001 and 2000. This return to profitability was based on expense control, cost reductions completed in 2001 and maintaining revenues from existing sales of licenses. We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2003. Our ability to continue to maintain profitability beyond 2003 is dependent on continued market acceptance of our existing range of products and services and renewal of maintenance contracts for customer support at or above current levels.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

(a)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

(b)    Revenue Recognition

We derive revenues from two primary sources: (1) product licenses and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, (SOP 98-9), both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Our software is distributed through our direct sales force and our indirect distribution channel through alliances with resellers. Revenue arrangements with resellers are recognized upon delivery of the software to the reseller, provided all other revenue recognition criteria, as specified above, have been satisfied. We historically have not offered resellers contractual rights of return, stock balancing, or price protection.

We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue if all other revenue recognition criteria are met. If the fee is not fixed or determinable, revenue is recognized as payment becomes due from the customer.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our license arrangements generally do not include acceptance provisions. However, if an arrangement includes an acceptance provision, revenue is recognized upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Our software arrangements may include consulting services sold separately under consulting engagement contracts that generally include implementation. These services may be provided completely or partially by independent third-parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because they meet the criteria for separate accounting as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services, such as consideration of whether the services are essential to the functionality of the licensed product, degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements (i.e., software license). If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our current pricing for those services when sold separately and VSOE of fair value for maintenance services is measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. Historically we have not offered any specified upgrade rights to an existing product.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using the completed contract method. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Education revenues are recognized as the related training services are provided.

(c)    Cost of Revenue

Cost of revenue includes direct costs to manufacture and distribute product and the direct costs of providing consulting, product support, and training.

(d)    Deferred Revenue

Deferred revenue primarily consists of maintenance contracts, where revenue is recognized over the contract period. For all software license transactions in which there are significant outstanding obligations the associated revenue is deferred and recognized once such obligations are fulfilled.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Cash and Cash Equivalents

For the years ended December 31, 2002 and 2001, substantially all of our cash was held in demand deposit accounts. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Cash and cash equivalents were $3,884,000 as of December 31, 2002 and $1,967,000 as of December 31, 2001.

(f)    Accounts Receivable and Allowance for Doubtful Accounts

We establish reserves against accounts receivable for potential credit losses when we determine that receivables are at risk for collection, based on the length of time the receivables are outstanding, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. The accounts receivable balance was $3,876,000, net of allowance for doubtful accounts of $396,000 as of December 31, 2002. On December 31, 2001, the accounts receivable balance was $5,465,000, net of allowance for doubtful accounts of $334,000.

(g)    Concentration of Credit Risk

Generally accepted accounting principles require disclosure of any significant off-balance-sheet risk or credit risk concentrations. Financial instruments, which potentially subject us to concentrations of credit risk, are principally cash, cash equivalents, and accounts receivable. We place our cash and cash equivalents in highly rated institutions. One customer accounted for 10% of total accounts receivable at December 31, 2002. One customer accounted for 17% of total accounts receivable at December 31, 2001. We have no significant off-balance-sheet risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

(h)    Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. Upon retirement or disposition, the cost and accumulated depreciation of the assets are removed from the accounts, with any resulting gain or loss included in current operations. The estimated useful lives by asset class are as follows:

Asset Classification	Estimated Useful Lives
Computer equipment and software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements and capital leases	Shorter of lease term or useful life

(i)    Long-Lived Assets

We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records any impairment as a reduction in the carrying value of the related asset and a charge to operating results.

(j)    Research and Development and Software Development Costs

We have evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, we have concluded that technological feasibility is not established until the development phase of the project is nearly complete. The time period during which

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we charge all research and development expenses to operations in the period incurred. Our research and development expenses were $3,217,000 in 2002, $4,999,000 in 2001 and $7,614,000 in 2000.

(k)    Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were not material for all years presented.

(l)    Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. In general, unrealized gains and losses arising from translation are accumulated as a separate component of stockholders’ equity and realized gains and losses arising from transactions denominated in foreign currencies are included in other income. For certain non-operating and other subsidiaries, all gains and losses are included in other income. The amounts of such gains and losses were not material for the periods presented.

(m)    Income Taxes

Our income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. We recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

(n)    Segment Reporting

On December 31, 1998, we adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This pronouncement established standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business. With the sale of our network management product line, NetCure, in fiscal 2001, we believe that it is no longer meaningful to evaluate and manage the business along two distinct market segments. As such, effective January 1, 2002, we no longer report segment information.

(o)    Computation of Earnings (Loss) per Share

Basic earnings and loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss)  by the weighted average common shares outstanding plus additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For purposes of this calculation, stock options are considered to be stock equivalents in periods in which they have a dilutive effect. Options and warrants that are anti-dilutive are excluded from this calculation. The following is a reconciliation of basic and weighted average shares used in the computation of earnings (loss) per share:

	2002	2001	2000
Basic weighted average shares	6,715,000	6,531,000	6,365,000
Effect of stock options	327,000	—	—

Diluted weighted average shares	7,042,000	6,531,000	6,365,000

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2002, options to purchase 542,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be antidilutive. For the years ended December 31, 2001 and 2000, the computation of diluted loss per share excludes the effect of 1,386,680 shares and 1,705,412 shares, respectively, issuable from the assumed exercise of options, as their effect would be antidilutive.

(p)    Stock-Based Compensation

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” We continue to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	2002	2001	2000
	(In thousands, except per share amounts)
Net income (loss) as reported	$1,644	$(3,749)	$(12,816)
Stock based compensation expense	302	386	1,500

Pro forma net income (loss)	1,342	(4,135)	(14,316)

Basic earnings (loss) per share as reported	$0.24	($0.57)	($2.01)
Diluted earnings (loss) per share as reported	$0.23	($0.57)	($2.01)

Pro forma basic earnings (loss) per share	$0.20	($0.82)	($2.52)
Pro forma diluted earnings (loss) per share	$0.19	($0.82)	($2.52)

(q)    Use of Estimates in the Preparation of Financial Statements

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

(r)    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force Issue (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. We have adopted the disclosure requirements of FIN No. 45 and do not expect that the adoption of the recognition provisions of FIN No. 45 will have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation to employees under APB Opinion No. 25 and related interpretations. We have adopted the disclosure requirements of this Statement and therefore the adoption of SFAS No. 148 will not have a material impact on our financial position, results of operations or cash flows.

(2)    FINANCING AGREEMENTS

On March 28, 2001, we entered into an accounts receivable purchase agreement with a bank. This facility provides us the ability to borrow up to 80% of the our qualified and eligible gross domestic accounts receivable up to a maximum of $2,500,000. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we signed a renegotiated agreement with the bank that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At December 31, 2002, we had no borrowings outstanding under this facility and $2,500,000 was available. Amounts under this facility are collateralized by substantially all of our corporate assets. Either party may terminate this facility at any time. As of December 31, 2002, the amount of eligible borrowings under this facility was approximately $366,000.

In September 2001, we obtained bridge loans of approximately $1,030,000 to meet cash needs from a group of investors consisting of a our business partner and eight individuals, including a Gensym founder and all of the members of our board of directors. On November 9, 2001, the principal and accrued interest of $1,046,000 on the loans were repaid from the net proceeds related to the sale of the NetCure product line.

(3)    STOCKHOLDERS’ EQUITY (DEFICIT)

(a)    Common Stock

The Company’s authorized capitalization consists of 20,000,000 shares of common stock and 2,000,000 shares of preferred stock.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)    Stock Option Plans

The following table shows the Company’s stock option plans, the number of shares reserved for issuance by the Company’s Board of Directors, and the number of shares available for future issuance as of December 31, 2002:

Plan Name	Number of Shares Reserved for Issuance	Number of Shares Available for Future
1987 Stock Plan	600,000	—
1994 Stock Option Plan	534,850	42,727
1995 Director Stock Option Plan	100,000	18,000
1995 Employee Stock Purchase Plan	1,200,000	267,720
1997 Stock Incentive Plan	500,000	264,787
2000 Stock Incentive Plan	800,000	118,641

	3,734,850	711,875

The 1987 Stock Plan provided for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. The Board of Directors has resolved not to grant any more options under the 1987 Stock Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options. The 1997 Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. The 2000 Stock Incentive Plan, approved by the stockholders in June 2000, provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. Under these plans, incentive stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to operations over the vesting period of such options. The terms of exercise of options granted under these plans are determined by the Board of Directors. Incentive stock options generally vest over a three-year period and expire no later than 10 years after the date of grant.

The 1995 Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in January 1996 and was amended in May 1997. The Director Plan provides for the grant of options to purchase Common Stock of the Company to non-employee directors of the Company. In June of each year, each non-employee director is granted an option to purchase 10,000 shares of common stock at an exercise price equal to the then current fair market value. These options vest immediately and expire 10 years from the date of grant.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity for each the three years in the period ended December 31, 2002:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,169,294	$2.75–$10.00	$3.92
Granted	773,600	0.72–9.31	3.53
Exercised	(93,744)	2.81–7.50	4.11
Canceled	(143,738)	2.75–9.31	4.78

Outstanding at December 31, 2000	1,705,412	0.72–10.00	3.66
Granted	993,117	0.27–1.78	0.52
Canceled	(1,311,849)	0.27–9.31	3.13

Outstanding at December 31, 2001	1,386,680	0.27–10.00	1.91
Granted	237,000	0.56–1.05	0.75
Canceled	(278,736)	0.27–9.31	3.25

Outstanding at December 31, 2002	1,344,944	$0.27–10.00	$1.43

Exercisable at December 31, 2002	752,996	$0.27–$10.00	$2.02
Exercisable at December 31, 2001	534,811	$0.37–$10.00	$3.21
Exercisable at December 31, 2000	605,177	$2.75–$10.00	$4.17

The range of exercise prices for options outstanding and options exercisable at December 31, 2002 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.27 – 0.27	200,001	8.76	$0.27	70,011	$0.27
$0.30 – 0.31	50,000	8.68	$0.30	16,669	$0.30
$0.37 – 0.37	275,000	8.59	$0.37	175,001	$0.37
$0.56 – 0.65	143,000	9.05	$0.60	39,680	$0.60
$0.72 – 0.78	185,200	9.38	$0.74	14,901	$0.73
$0.79 – 0.97	170,535	8.52	$0.86	147,207	$0.87
$1.05 – 3.84	142,318	7.50	$3.15	118,083	$3.34
$3.88 – 7.50	166,190	5.57	$4.87	161,642	$4.85
$8.88 – 9.31	8,700	7.23	$9.24	5,802	$9.24
$10.00 – 10.00	4,000	3.11	$10.00	4,000	$10.00

	1,344,944	8.25	$1.43	752,996	$2.02

The Company’s 1995 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of common stock to participating employees. In January 1998, the Board of Directors amended the Purchase Plan to increase the number of shares of common stock reserved for issuance under the Plan from 200,000 to 500,000. In June 2000, the Board of Directors amended the Purchase Plan to increase the number of shares of common stock reserved for issuance under the Plan from 500,000 to 700,000. In May 2001, the shareholders approved an amendment to the Purchase Plan to increase the number of shares of common stock reserved for issuance under the Plan from 700,000 to 1,000,000. In 2002, the shareholders approved an amendment to the Purchase Plan to increase the number of shares of common stock reserved for issuance under the Plan from 1,000,000 to 1,200,000.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All employees of the Company meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of base pay withheld during the payroll deduction period “Offering Period” for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of the Common Stock on either the first day or the last day of the Offering Period, whichever is lower. The compensation committee of the Board of Directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, the Company has sold 932,280 shares as of December 31, 2002, of which 181,702 were issued in 2002.

The weighted average grant date fair value for all stock option plans was calculated using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

	2002	2001	2000
Risk-free interest rate	3.50–5.14%	4.15–5.41%	5.24–6.6%
Expected dividend yield	0	0	0
Expected lives of option grants	7.0 Years	7.0 Years	7.0 Years
Expected volatility	150%	231%	160%

The weighted average grant date fair value of options granted was $0.75, $0.52, and $3.53 for the years ended December 31, 2002, 2001, and 2000, respectively.

(c)    Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our Common Stock on the open market. As of December 31, 2002, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2002 or 2001. In 2002, we reissued 35,957 shares with a weighted average fair value of $0.68 to employees, non-employee directors and a consultant. As of December 31, 2002, 465,343 shares remained in treasury at a cost of $1,735,000.

(4)    INCOME TAXES

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2002	2001	2000
Domestic	$(2,580)	$(2,660)	$(11,051)
Foreign	4,360	(803)	506

Total	$1,780	$(3,463)	$(10,545)

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes for each of the three years in the period ended December 31, 2002 are as follows (in thousands):

	2002	2001	2000
Federal
Current	(118)	—	(7)
Deferred	—	—	1,873

	(118)	—	1,866
State
Current	(38)	15	17
Deferred	—	—	—

	(38)	15	17
Foreign
Foreign Withholding	113	108	77
Foreign Income—Current	179	163	311

Foreign Provision	292	271	388

Provision for Income Taxes	$136	$286	$2,271

Foreign withholding taxes represent amounts withheld by foreign customers and remitted to the applicable foreign tax authorities in connection with foreign revenues. Foreign income taxes represent corporate income taxes relating to the operations of the Company’s foreign subsidiaries.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows (in thousands):

	2002	2001
	(In thousands)
Net operating loss carryforward	$9,717	$8,076
Research and development tax credit carryforward	2,582	1,561
Depreciation	163	218
Deferred revenue	93	360
Other temporary differences	525	817

	13,080	11,032
Valuation allowance	(13,080)	(11,032)

Net deferred tax assets	$—	$—

In accordance with SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that a valuation allowance of $13,080,000 and $11,032,000 as of December 31, 2002 and 2001, respectively, is required to be recorded against deferred tax assets in both the U.S. and foreign jurisdictions where it is more likely than not that the assets are not realizable.

As of December 31, 2002, we had federal net operating loss (“NOL”) carryforwards of approximately $24,000,000, which expire at various dates through 2022. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses will be charged to additional paid in capital. We also had federal research and development tax credit carryforwards of approximately $2,582,000 at

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, which expire at various dates through 2022. Under the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2002	2001	2000
Provision at federal statutory rate	34.0%	(34.0)%	(34.0)%
State income tax, net of federal benefits	(1.4)	1.8	(0.3)
Foreign rate differential and withholding taxes	(4.4)	12.1	1.8
Change in valuation allowance	(17.9)	24.5	57.8
Other, net	(2.7)	3.9	(3.8)

	7.6%	8.3%	21.5%

(5)    COMMITMENTS AND CONTINGENCIES

(a)    Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at December 31, 2002 are as follows:

	Amounts (In thousands)
For the Year Ended December 31,	Operating Leases	Capital Leases
2003	$1,129	$95
2004	939	47
2005	911	—
2006	132	—
2007	8	—

Total minimum lease payments	$3,119	142

Less: Amount representing interest		14

Present value of minimum lease payments		128
Less: Current portion		83

Long-term portion of capital lease obligation		$45

Rent, office lease and equipment lease expense under the above leases was approximately $1,598,000 in 2002, $1,798,000 in 2001, and $3,114,000 in 2000.

(b) Litigation

On November 13, 2001, we and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. The lawsuit asserted claims for, among other things, alleged breach of fiduciary duty and waste of corporate assets in connection with our rejection of a merger proposal by Rocket Software, the adoption of our proposed rights offering, and the execution of a letter of intent with Rocket Software relating to the sale of our NetCure product line. The complaint sought injunctive relief with respect to the Rocket Software merger proposal, the proposed

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rights offering and the sale of the NetCure product line to Rocket Software. On November 16, 2001, we and our directors were served with an amended and supplemental complaint further asserting that our directors breached fiduciary duties by consummating the sale of the NetCure product line to Rocket Software and allegedly refusing to negotiate with Rocket Software in connection with its merger proposal. The amended complaint also added Rocket Software as a defendant and asserted a claim against Rocket Software for aiding and abetting the alleged breaches of fiduciary duties. The amended complaint sought injunctive relief with respect to the Rocket Software merger proposal, rescission of the NetCure sale, and compensatory and/or rescissionary monetary damages. On November 26, 2001, the court conducted a telephonic hearing on the plaintiff’s motion for expedited proceedings, and denied the motion at the conclusion of that hearing. On November 27, 2001, we were advised by plaintiffs’ counsel that, in light of the court’s decision on the motion to expedite proceedings, the plaintiffs intended to file a further amended complaint. To date, we have not been served with a further amended complaint.

On August 1, 2001, we received a letter from the counsel for Pavilion Technologies, Inc. alleging that we are infringing one or more claims of fourteen of Pavilion’s patents related to neural networks, expert systems and the control of processes. We have not been served with a complaint in this matter nor received any correspondence from Pavilion since early in 2002.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial condition.

(c)    Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (See Note 2). The following is a summary of our agreements that the Company has determined is within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we believe our liability for these agreements as of December 31, 2002 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liability for these agreements as of December 31, 2002 is not material.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    RESTRUCTURING CHARGE

In January 2001, we undertook a restructuring plan to reduce operating costs. The restructuring plan consisted of reductions in employee headcount, totaling 45 employees, or approximately 12% of our workforce, from all operating groups and from all geographical areas. The $601,000 restructuring charge included on the accompanying condensed consolidated income statement of operations consists entirely of severance related costs. Approximately $533,000 was paid out against the restructuring charge in the year ended December 31, 2001. The remaining accrual of $68,000 was credited to restructuring in the quarter ended September 30, 2001 due to a change in estimate.

During the quarter ended June 30, 2001, we undertook a restructuring plan to reduce operating costs. The restructuring charge totaled $1,131,000 and was comprised of three items: (1) employee severance costs of approximately $474,000, (2) a write-off of the cumulative translation adjustment of $595,000 associated with the specific countries where foreign sales offices were closed and we decided to liquidate the related subsidiaries, and (3) the write-off of assets specific to the closing of the offices of approximately $62,000.

The $474,000 employee severance portion of the restructuring charge related entirely to the involuntary severance of 13 employees from all operating groups in the U.S. geographic area. Approximately $470,000 was paid in the year ended December 31, 2001, and the remaining $4,000 was paid by in 2002.

In July and August 2001, we undertook separate and distinct restructuring plans to reduce operating costs. The restructuring plans consist of reductions in employee headcount, totaling 12 employees in July and 50 employees in August. The employees severed in July were from all operating groups and from the U.S. geographic area. The employees severed in August were from all groups and from all geographic areas. We recorded restructuring charges of approximately $125,000 and $770,000 during the quarter ended September 30, 2001 related to the July 2001 and August 2001 reductions in headcount, respectively. Approximately $125,000 was paid in the year ended December 31, 2001 related to the July severance. Approximately $535,000 was paid in the year ended December 31, 2001 related to the August severance. The remaining $235,000 was paid in 2002.

(7)    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002 and 2001:

	2002	2001
	(In thousands)
Payroll and related expenses	$626	$721
Commissions	256	319
Bonuses	283	117
Professional fees	416	530
Taxes	339	383
Sales office closing	—	51
Royalties	98	92
Other accrued expenses	460	741

	$2,478	$2,954

In December 2000, there was a major emphasis on reducing our worldwide sales infrastructure. At the time, our management made the decision to close 11 sales offices, as some were not being fully utilized, due to staff cuts, and others had cost structures that could not be supported by the revenue generated by the office. We recorded $522,000 as a liability in December 2000 associated with the closing of 11 sales offices. The cost of

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closing each office was determined by adding the remaining lease obligation as of the estimated closing dates and administrative costs associated with the closing of each office and then subtracting an estimated sub-let revenue value. As of December 31, 2001, approximately $471,000 was paid out against the accrual and the remaining $51,000 was paid out during 2002.

(8)    RETIREMENT PLAN

Effective January 1997, we amended the Gensym Corporation 401(k) Plan (the “Plan”) to allow for employer matching contributions. We have elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee’s compensation (as defined) contributed to the Plan as an elective deferral. Our contributions to the Plan were $106,000 in 2002, $197,000 in 2001, and $267,000 in 2000.

(9)    SEGMENT REPORTING

Domestic and international sales as a percentage of total revenues are as follows:

	2002	2001	2000
United States	43%	56%	56%
United Kingdom	15	11	8
Rest of Europe	26	18	24
Other	16	15	12

	100%	100%	100%

Domestic and international long-lived assets, net of depreciation and amortization, are as follows:

	2002	2001
United States	$1,108	$1,662
Europe	168	368

	$1,276	$2,030

With the sale of the Company’s network management product line in fiscal 2001, we believe that it is no longer meaningful to evaluate and manage the business along two distinct market segments. As such, effective January 1, 2002, we no longer report segment information. Set forth below is our segment information as of and for the years ended December 31, 2001 and 2000:

	Expert Manufacturing	Network Management	Unallocated Corporate Costs/Assets	Total
Year ended December 31, 2001
Revenues	$9,593	$10,588	$—	$20,181
Net contribution	$4,847	$3,546	$(13,759)	$(5,366)
Identifiable assets	$3,016	$3,273	$3,643	$9,932
Fixed asset depreciation	$138	$214	$374	$726
Year ended December 31, 2000
Revenues	$11,965	$15,610	$—	$27,575
Net contribution	$570	$4,012	$(15,338)	$(10,756)
Fixed asset depreciation	$206	$245	$460	$911

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2002	$334	$120	$58	$396
Year ended December 31, 2001	$385	$149	$200	$334
Year ended December 31, 2000	$364	$134	$113	$385

(11)    RELATED PARTY TRANSACTION

On January 9, 2002 we entered into a three-year original equipment manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation founded by three of our employees who continue to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sale price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During 2002, we paid Integration Objects $61,000.

(12)    SALE OF PRODUCT LINE

On November 9, 2001, we completed the sale of its NetCure product line for proceeds of $2,500,000. A gain of $2,000,000 is included in other income in the accompanying consolidated statement of operations, and represents the gross proceeds received, less transaction costs of approximately $500,000.

(13)    SELECTED QUARTERLY FINANCIAL DATA FOR 2002 AND 2001 (UNAUDITED)

The following tables present unaudited financial information for our eight most recent quarters. The following selected quarterly information includes all adjustments (consisting only of normal recurring adjustments) that in which we consider necessary for a fair presentation. We believe that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance.

	Quarter Ended

	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Total revenues	$4,578	$4,075	$4,480	$4,318	4,767	4,980	5,001	5,433
Gross profit	$3,649	$3,310	$3,532	$3,373	3,650	3,956	3,732	4,109
Net income (loss) (1)	$464	$108	$571	$501	$2,329	$(858)	$(3,007)	$(2,213)
Basic and diluted earnings (loss) per share	$0.07	$0.02	$0.09	$0.08	$0.35	$(0.13)	$(0.46)	$(0.34)
Diluted earnings (loss) per share	$0.07	$0.02	$0.08	$0.07	$0.34	$(0.13)	$(0.46)	$(0.34)

(1)	Includes restructuring charges recorded in 2001 (see Note 6).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Gensym Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Gensym Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of Gensym Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 18, 2003

The Report of Independent Public Accountants below is a copy of a report previously issued by Arthur Andersen LLP, which has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gensym Corporation:

We have audited the accompanying consolidated balance sheets of Gensym Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Boston, Massachusetts

March 25, 2002

*	The Company’s consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 1999, are not included in this Form 10-K.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As recommended by the audit committee, our board of directors on March 27, 2002 dismissed Arthur Andersen LLP as our independent public accountants and, on April 8, 2002, PricewaterhouseCoopers LLP was engaged to serve as our independent accountants for the fiscal year ended December 31, 2002.

Our consolidated financial statements for each of the two fiscal years ended December 21, 2001 and 2000, were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen LLP ceased practicing before the Securities and Exchange Commission. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen’s audit report.

Arthur Andersen LLP’s audit report on our consolidated financial statements for the fiscal year ended December 31, 2000 contained an explanatory paragraph regarding our ability to continue as a going concern. Except as stated above, Arthur Andersen LLP’s audit reports on our consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000 and through March 27, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit reports on our consolidated financial statements for such years.

During the fiscal years ended December 31, 2001 and 2000 and through March 27, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that in connection with its work on our consolidated financial statements for the fiscal year ended December 31, 2001, Arthur Andersen LLP noted what it considered to be deficiencies in the design and implementation of our company’s internal financial controls relating to the financial closing and review process, the consolidation process, foreign operations and control, reconciliation of sub-ledgers and trial balances to the general ledger, and account analysis supporting recorded amounts. Arthur Andersen LLP advised us that the noted deficiencies constituted a reportable event under Item 304(a)(1)(v)(A) of Regulation S-K. Our audit committee discussed the subject matter of this reportable event with Arthur Andersen LLP. Additionally, we authorized Arthur Andersen LLP to respond fully to inquiries of PricewaterhouseCoopers LLP concerning the subject matter of the reportable event.

We requested Arthur Andersen LLP to furnish to us a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of that letter, dated May 16, 2002, was included with our current report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2002.

Prior to their engagement, neither we, nor anyone acting on our behalf, consulted PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held May 12, 2003 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held May 12, 2003 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held May 12, 2003 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders to be held May 12, 2003 and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Based on their evaluation of our company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as of a date within 90 days of the filing date of this annual report on Form 10-K, our chief executive officer and chief financial officer have concluded that our company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls.    There were no significant changes in the our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following documents are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for each of the three years ended December 31, 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years ended December 31, 2002

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002

Notes to Consolidated Financial Statements

Report of Independent Accountants on financial statements at December 31, 2002, and for the year then ended

Report of Independent Accountants on financial statements at December 31, 2001, and for the three years then ended

(2) FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3) EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

There were no current reports filed on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION (Registrant)

Dated: March 31, 2003	By:	/s/ LOWELL B. HAWKINSON
Lowell B. Hawkinson Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOWELL B. HAWKINSON Lowell B. Hawkinson	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	March 31, 2003

/s/ JOHN M. BELCHERS John M. Belchers	Chief Financial Officer (principal financial and accounting officer)	March 31, 2003

/s/ FRANK CIANCIOTTA Frank Cianciotta	Director	March 31, 2003

/s/ ROBERT A. DEGAN Robert A. Degan	Director	March 31, 2003

/s/ BARRY R. GORSUN Barry R. Gorsun	Director	March 31, 2003

/s/ JOHN A. SHANE John A. Shane	Director	March 31, 2003

/s/ THOMAS E. SWITHENBANK Thomas E. Swithenbank	Director	March 31, 2003

CERTIFICATIONS

I, Lowell Hawkinson, certify that:

1.	I have reviewed this annual report on Form 10-K of Gensym Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ LOWELL B. HAWKINSON
Lowell B. Hawkinson Chairman of the Board, Chief Executive Officer and President

I, John Belchers, certify that:

1.	I have reviewed this annual report on Form 10-K of Gensym Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ JOHN M. BELCHERS
John M. Belchers Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 1997)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.1	1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.2	1994 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.3	1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement filed on April 6, 1998)

10.4	1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.5

Amended and Restated Registration Rights Agreement, dated as of August 12, 1991, by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.6

Lease, dated as of January 1, 1995, by and between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.7

First Amendment to Lease, dated as of December 2, 1996, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.8

Second Amendment to Lease, dated as of January 24, 1997, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.9

Third Amendment to Lease, dated as of January 24, 1997, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.10

Fourth Amendment to Lease, dated as of December 4, 1998, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11 #

Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science Corporation (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.12 +	1997 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.13

Sublease Agreement, dated August 26, 1997, between the Registrant and Spaulding & Slye Services Limited Partnership (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

Exhibit No.	Description

10.14

Rights Agreement, dated as of April 8, 1997, between the Registrant and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997)

10.15 +

Severance and Settlement Agreement and Release, dated June 24, 1999, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16 +	Employment Agreement, dated August 3, 2001, by and between the Registrant and Lowell B. Hawkinson.

10.17

10.18

Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordblom and Peter C. Nordblom, as Trustees (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2000)

10.19 +	2000 Stock Incentive Plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.20 +	Amendment No. 3 to 1995 Employee Stock Purchase Plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.21

Accounts Receivable Financing Agreement, dated as of March 28, 2001, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 12, 2001)

10.22

Accounts Receivable Purchase Agreement, dated as of August 16, 2001, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

21*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Limitation of Remedies Against Arthur Andersen LLP (Reference is made to Item 9 of this Report)

99.1*	Statement of Lowell B. Hawkinson pursuant to 18 U. S. C. 1350, dated as of March 31, 2003.

99.2*	Statement of John M. Belchers pursuant to 18 U. S. C. 1350, dated as of March 31, 2003.

Notes

*	Filed herewith.
#	Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+	Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to this Annual Report on Form 10-K