Form 10-Q
period 2003-03-31
GENSYM CORP
filed 2003-05-15
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act)

Yes ☐ No ☒

As of May 14, 2003 there were 6,877,783 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
Current Assets:
Cash and cash equivalents	$3,634	$3,884
Accounts receivable, net	2,933	3,876
Prepaid and other current assets	1,270	688

Total current assets	7,837	8,448
Property and equipment, net	1,231	1,276
Intangible assets	250	—
Deposits and other assets	444	599

Total Assets	$9,762	$10,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligation	$82	31
Accounts payable	674	364
Accrued expenses	2,350	2,447
Deferred revenue	4,643	5,045

Total current liabilities	7,749	7,887
Long-term deferred revenue	509	336
Other long-term liabilities	35	70

Total Liabilities	8,293	8,293

Stockholders’ Equity
Preferred stock, $.01 par value—
Authorized—2,000,000 shares; issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—20,000,000 shares; issued—7,319,283 shares in 2003 and 7,315,949 shares in 2002
Outstanding—6,867,888 shares in 2003 and 6,850,606 in 2002	73	73
Capital in excess of par value	21,794	21,793
Treasury stock—451,395 shares in 2003 and 465,343 shares in 2002, at cost	(1,683)	(1,735)
Accumulated deficit	(18,764)	(18,084)
Cumulative translation adjustment	49	(17)

Total stockholders’ equity	1,469	2,030

Total Liabilities and Stockholders’ Equity	$9,762	$10,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)
	Three months ended March 31,
	2003	2002
Revenues
Product	$1,044	$1,438
Services	2,414	2,880

Total revenues	3,458	4,318

Cost of revenues
Product	227	172
Services	707	773

Total cost of revenues	934	945

Gross profit	2,524	3,373

Operating expenses
Sales and marketing	1,529	1,241
Research and development	862	704
General and administrative	715	845

Total operating expenses	3,106	2,790

Operating income (loss)	(582)	583

Other income (expense), net	23	(18)

Income (Loss) before provision for income taxes	(559)	565

Provision for income taxes	77	64

Net income (loss)	$(636)	$501

Net income (loss) per share:
Basic	$(0.09)	$0.08
Diluted	$(0.09)	$0.07
Weighted average shares outstanding:
Basic	6,860	6,633
Diluted	6,860	6,948

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(636)	$501
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	132	124
Loss on disposal of equipment	19	—
Non-cash impact of foreign currency translation adjustment	58	—
Issuance of treasury shares	8	—
Changes in assets and liabilities:
Accounts receivable	861	2,381
Prepaid expenses	(127)	(177)
Accounts payable	390	(50)
Accrued expenses	(153)	(327)
Deferred revenue	(221)	(1,009)

Net cash provided by operating activities	331	1,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(91)	(21)
Purchase of intangible assets	(250)	—
(Increase) decrease in deposits and other assets	(275)	(19)

Net cash used in investing activities	(616)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(20)	(18)

Net cash used in financing activities	(20)	(18)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55	(55)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(250)	1,330
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,884	1,967

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,634	$3,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Operations

We are a provider of operations management and expert systems software products and services. Our products emulate the reasoning of human experts using process knowledge and often real-time data and then, on the basis of such reasoning, make recommendations or take direct operational actions. Most applications of our products are in the areas of abnormal condition management manufacturing environments, supply chain and logistics management, and network management. Benefits derived from the use of our products include waste reduction, avoidance of off-specification product, avoidance of system down time in mission-critical networks, and proactive alarms that signify potential process problems and avoid plant shut downs. Our products have been used in the manufacturing, transportation, communications, aerospace and government sectors for many years.

2.    Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2003 and the results of its operations for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on  Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

We achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. Previously, we had incurred operating losses for both December 31, 2001 and 2000. We have incurred an operating loss in the three months ended March 31, 2003 as a result of declining revenues, primarily in the chemical, oil and gas markets, which are a significant component of our business and have been adversely affected by the situation in the Middle East. We achieved profitability in 2002 based on expense control, cost reductions completed in 2001 and maintaining revenues from existing sales of licenses. The benefits of our expense control and cost reduction actions have continued in 2003, however, license sales have declined which has contributed to our net loss in the first quarter of 2003. We will continue to pursue new license sales to generate additional product revenue in 2003 and believe that our current cash and cash equivalent balances and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2003. Our ability to continue to maintain profitability beyond 2003 is dependent on continued market acceptance of our existing range of products and services and renewal of maintenance contracts for customer support at or above current levels.

3.    Comprehensive Income (Loss )

The components of comprehensive income (loss) for the three-month period ended March 31, 2003 and 2002 are as follows (in thousands):

	Three months ended March 31
	2003	2002
Net income (loss)	$(636)	$501
Other comprehensive income (loss):
Foreign currency translation adjustment	66	(28)

Comprehensive income (loss)	$(570)	$473

4.    Computation of Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) by the weighted average common shares outstanding plus additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For purposes of this calculation, stock options are considered to be stock equivalents in periods in which they have a dilutive effect. Options that are anti-dilutive are excluded from this calculation.

The following is a reconciliation of basic and weighted average shares used in the computation of earnings (loss) per share (in thousands):

	Three months ended March 31,
	2003	2002
Basic weighted average shares	6,860,000	6,633,000
Effect of stock options	—	315,000

Diluted weighted average shares	6,860,000	6,948,000

For the three-month periods ended March 31, 2003 and 2002, options to purchase 681,025 and 519,273 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares and thus would be anti-dilutive. For the three-month period ended March 31, 2003, potential common stock equivalents of 242,410 were not included in the per share calculation for diluted EPS, because the effect of their inclusion would be anti-dilutive.

5.    Stock Based Compensation

We follow the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” We continue to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements and on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	March 31,
	2003	2002
Net income (loss) as reported	$(636)	$501
Stock based compensation expense	54	$50

Pro forma net income (loss)	$(690)	$451
Basic earnings (loss) per share as reported	$(0.09)	$0.08
Diluted earnings (loss) per share as reported	$(0.09)	$0.07
Pro forma basic earnings (loss) per share	$(0.10)	$0.07
Pro forma diluted earnings (loss) per share	$(0.10)	$0.06

6.    Intangible assets

On March 12, 2003, we acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for embedding in process management applications. In connection with the acquisition, we agreed to pay $250,000 under deferred payment terms. All payments will be made by September 30, 2003.

7.    Segment Reporting

Revenue is presented geographically based on the country to where the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended March 31,
	2003	2002
United States	45%	47%
United Kingdom	12%	21%
Rest of Europe	24%	19%
Rest of World	19%	13%

	100%	100%

Domestic and international long-lived assets are as follows at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002
United States	$1,236	$1,108
Europe	245	168

	$1,481	$1,276

8. Guarantor Arrangements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. We have adopted the disclosure requirements of FIN No. 45 and do not expect that the adoption of FIN No. 45 will have a material impact on our financial position or results of operations.

The following is a summary of our agreements that we have determined is within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we believe our liabilities recorded for these agreements as of March 31, 2003 is immaterial.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of March 31, 2003 is immaterial.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, ‘expect”, “intend” and similar expressions, as they relate to us or our management identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth below under the caption “Factors Affecting Future Operating Results”. Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for expert operations management. Our flagship product has been, and continues to be, G2, which can emulate the reasoning of human experts as it assesses, diagnoses and responds to unusual operating situations or as it seeks to optimize operations. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 15,000 licenses to customers in a variety of industries.

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

In addition to our continuous efforts to upgrade and enhance all of our products, which provide customers with important reasons to renew their maintenance contracts, we are pursuing a more collaborative approach with our customers to develop and maintain applications on an ongoing basis. We anticipate that this collaboration will give us increased opportunities for incremental professional services beyond just implementation assistance, which may result in to higher margins and more revenue per customer.

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asian Pacific. In the first quarter of 2003, approximately 30% of our revenues were generated from license sales, 13% from consulting and training and 57% from payments for customer support services. For the year 2002, these percentages were 37%, 14% and 49% respectively. Prices for our products are generally denominated in U.S. dollars, although we do some business in local currencies. Chemical, oil and gas companies are a major market for us. Due to the current geo-political situation in the Middle East, we have experienced and may continue to experience a near-term reduction in the amount of business that we are able to conduct with these companies. We are affected both by the slowdown in spending by these companies and by the logistical difficulties of negotiating business and implementing solutions.

Detailed industry knowledge and expertise are critical elements to the success of our product implementations. Therefore, we frequently work closely with partners who are able to provide such expertise and are familiar with those markets and applications. Our partners may be value-added resellers, original equipment manufacturers, or systems integrators. These partner relationships are key to us and historically have accounted for approximately one-quarter of our product revenues.

On March 12, 2003 we acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for embedding in process management applications. The use of intelligent objects may significantly shorten development time and avoid implementation risk for certain applications.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2002. Our critical accounting policies, as detailed in our 10-K for the year ended December 31, 2002, have not changed during the three-month period ended March 31, 2003.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended
	2003	2002
REVENUES:
Product	30.2%	33.3%
Services	69.8%	66.7%

Total revenues	100.0%	100.0%

COST OF REVENUES:
Product	6.6%	4.0%
Services	20.4%	17.9%

Total cost of revenues	27.0%	21.9%

Gross margin	73.0%	78.1%

OPERATING EXPENSES:
Sales and marketing	44.2%	28.7%
Research and development	24.9%	16.3%
General and administrative	20.7%	19.6%

Total operating expenses	89.8%	64.6%

Operating (loss) income	(16.8%)	13.5%
OTHER INCOME (EXPENSE), NET	0.7%	(0.4%)

Income (loss) before provision for income taxes	(16.2%)	13.1%
PROVISION FOR INCOME TAXES	2.2%	1.5%

Net income (loss)	(18.4%)	11.6%

Three Months Ended March 31, 2003 and 2002

Revenues

Our revenues are derived from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis, consulting services, and training courses related to our products.

Total revenues were $3,458,000 for the three-month period ended March 31, 2003, a decrease of $860,000, or 20%, from the same period in 2002. Total revenues decreased as a result of a decrease in sales of licenses, application consulting services and product maintenance contracts. United States revenues accounted for 45% of total revenues for the three months ended March 31, 2003 and 47% for the same period in 2002, while international revenues accounted for 55% and 53% of total revenues for the same period. In 2003 we began a campaign to re-sign customers who allowed their maintenance contracts to lapse has proved to be successful and have recaptured approximately $129,000 in maintenance bookings.

Product. Product revenues were $1,044,000 for the three-month period ended March 31, 2003, a decrease of $394,000, or 27%, from the same period of 2002. This decrease was attributable to difficult economic conditions in most US market sectors and lower revenues in Europe and the Middle East. The chemical, oil and gas markets, from which we typically derive approximately one- quarter of our revenues, were particularly affected by the uncertainty before and during the war in Iraq.

Services. Services revenues were $2,414,000 for the three-month period ended March 31, 2003, a decrease of $466,000, or 16% from the same period of 2002. Consulting revenues were $413,000 for the three-months ended March 31, 2003, a decrease of $151,000 or 27% from March 31, 2002. This decrease was primarily due to the continued difficult economic climate, which has directly impacted consulting sales. Customer support, or maintenance, revenues decreased by $231,000, or 12% from $2,182,000 in 2002 to $1,951,000 in 2003 as a result of the decline in license sales, and some non-renewal of maintenance contracts as some customers sought to reduce operating expenses.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month period ended March 31, 2003 were $934,000, largely unchanged from costs of $945,000 for the same period in 2002. Our gross margin for the quarter ended March 31, 2003 was 73%, compared to 78% for the corresponding quarter ended March 31, 2002. This decrease resulted from the decline in revenue while our costs remained relatively fixed .

Product. Product cost of revenues for the three-month period ended March 31, 2003 was $227,000, an increase of $55,000, or 32%, from the same period in 2002. A commission program for customer support personnel was introduced at a cost of $57,000 and there was an increase of $46,000 in royalties paid to vendors of certain technologies embedded in our products. This was partially offset by reductions of $20,000 in personnel costs and a reduction in other operating costs of $27,000.

Services. Services cost of revenues for the three-month periods ended March 31, 2003 was $707,000, a decrease of $66,000, or 9%, from the same period in 2002. The reduction resulted mainly from making less use of outside consultants, due to having excess in-house professional services capacity available.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. Sales and marketing expenses were $1,529,000 for the three-month period ended March 31, 2003, an increase of $288,000, or 23%, from the same period in 2002. The increase was primarily attributable to increases in personnel-related expenses as a result of hiring senior sales management, increasing the direct sales resources in order to better serve our existing markets and build our indirect channels, and the operating costs associated with doing this. We also increased our promotional costs by $60,000 in 2003 over the corresponding quarter in 2002.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment, and facilities. These expenses were $862,000 for the three-month period ended March 31, 2003, an increase of $158,000, or 22%, from the same period in 2002. This increase was primarily attributable to an increase in our research and development expenses related to development of a new product line.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. These expenses were $715,000 for the three-month period ended March 31, 2003, a decrease of $130,000, or 15%, from the same period in 2002. This decrease was mainly attributable to reductions personnel costs of $70,000, a reduction in facilities costs in certain of our US and international offices of $36,000, and a general effort to contain our administrative costs.

Other income (expense), net

Other income, net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income. Other income, net for the three-month period ended March 31, 2003 was $23,000, compared to an expense of $18,000 for the same period in 2002. Other income, net for the period resulted primarily from a reversal of an employee benefit accrual. For the three-month period ended March 31, 2002, the other expense, net resulted primarily from foreign currency transaction losses of $155,000 and interest expense of $52,000.

Income Taxes

Our provision for income taxes primarily pertains mainly to income taxes in foreign jurisdictions where our wholly-owned subsidiaries have taxable income but do not have operating loss carry forwards.

Liquidity And Capital Resources

Our March 31, 2003 cash and cash equivalents were $3,634,000, a decrease of $250,000 from December 31, 2002. Cash provided by operations for the quarter ended March 31, 2003 was $331,000. Specifically, we had net loss of $636,000, net of non-cash expenses (depreciation and amortization, foreign currency translation adjustment, issuance of treasury shares and loss on disposal of equipment), $861,000 in cash received from accounts receivable and a $390,000 decrease in accounts payable. This was partially offset by a decrease in deferred revenue of $221,000, a decrease in accrued expenses of $153,000 and an increase in prepaid expenses of $127,000.

Cash used in investing activities for the quarter ended March 31, 2003 was $616,000, which primarily consisted of $250,000 used to purchase intangible asset, and $91,000 for the purchase of property and equipment.

Cash used in financing activities for the quarter ended March 31, 2003 was $20,000, which consisted of $20,000 in principle payments on capital leases.

On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provides us with the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we renegotiated the terms of the financing agreement, and signed an accounts receivable purchase agreement that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At March 31, 2003 we had no borrowings outstanding under this facility. Amounts under this facility are collateralized by substantially all of our corporate assets. The facility may be terminated by either party at any time. As of March 31, 2003, the amount of eligible borrowings under this facility was approximately $700,000.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We also have capital leases for our communications equipment and certain computers.

We achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. Previously, we had incurred operating losses for both December 31, 2001 and 2000. We have incurred an operating loss in the three months ended March 31, 2003 as a result of declining revenues, primarily in the chemical, oil and gas markets, which are a significant component of our business and have been adversely affected by the situation in the Middle East. We achieved profitability in 2002 based on expense control, cost reductions completed in 2001 and maintaining revenues from existing sales of licenses. The benefits of our expense control and cost reduction actions have continued in 2003, however, license sales have declined which has contributed to our net loss in the first quarter of 2003. We will continue to pursue new license sales to generate additional product revenue in 2003 and believe that our current cash and cash equivalent balances and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2003. Our ability to continue to maintain profitability beyond 2003 is dependent on continued market acceptance of our existing range of products and services and renewal of maintenance contracts for customer support at or above current levels.

Commitments and Contingencies

(a) Leases

The Company leases its facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at March 31, 2003 are as follows:

	Amounts (in thousands)
For the period ended December 31	Operating Leases	Capital Leases
2003	$847	$75
2004	939	47
2005	911	—
2006	132	—

Total minimum lease payments	$2,829	122

Less: Amount representing interest		10

Present value of minimum lease payments		112
Less: Current portion		81

Long-term portion of capital lease obligation		$31

(b) Other Contractual Obligation

Amount owed for purchase of intangible assets                                                                                                           $ 250

(Payable in full by September 30, 2003)

Stock Repurchase Program

In the third quarter of 1998, the Company began a program to repurchase up to 650,000 shares of its Common Stock on the open market. As of March 31, 2003, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2003 or 2002. In 2003 and 2002, respectively, we reissued 13,948 and 35,957 shares of Common Stock to non-employee directors and a consultant. As of March 31, 2003, 451,395 shares remained in treasury at a cost of $1,683,000.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation founded by a one of our employees who continues to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sale price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During the first quarter of 2003, we paid Integration Objects $31,000.

Factors That May Affect Future Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

We have a history of operating losses, and we may not return to profitability.

We have incurred operating losses for four of the five years in the period ended December 31, 2002. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each of the quarters in 2002. However, due to continued declines in our product and service revenues, which we were not able to offset by additional reductions in expenses, we incurred a loss in the first quarter of 2003. Our ability to return to profitability will depend on our ability to control our expenses, achieve possible cost reductions and derive additional revenue from new and existing customers. However, there can be no assurance that we will be able to return to profitability in the future.

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

We sell our products in part through value-added resellers, systems integrators and original equipment manufacturers, which are not under our control. Sales of our products through these channels represented 56% and 23% of our product revenues in the three-month periods ending March 31, 2003 and 2002 respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

We depend heavily on our sales and marketing force.

Our future success in the expert operations management marketplace will depend, in part, upon the productivity of our sales and marketing personnel and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that our investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that our sales and marketing personnel will be able to compete successfully against the significantly more extensive and better-funded sales and marketing operations of many of our current and potential competitors. Our inability to manage our sales and marketing personnel effectively could have a material adverse effect on our business, operating results and financial condition.

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

Sales of our products are highly dependent on our customers’ capital expenditure budgets. If an economic downturn causes our customers to reduce their capital expenditures, our revenues may be further adversely affected.

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

Our international revenues represented 55% and 53% of our total revenues for the three-month period ending March 31, 2003 and 2002, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

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

ITEM 3.    Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At March 31, 2003, substantially all of our funds were in demand deposit accounts.

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

ITEM 4.    Controls and Procedures.

a)	Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 6.    Exhibits.

(a) Exhibits. The following exhibit is filed as part of this Report on Form 10-Q:

Exhibit Number	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION

(Registrant)

/s/    JOHN M. BELCHERS

Dated May 15, 2002

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

Date: May 15, 2002	/s/ LOWELL B. HAWKINSON
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

Date: May 15, 2002	/s/ JOHN M. BELCHERS
John M. Belchers Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exihbit Index	Description

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.