Form 10-Q
period 2003-09-30
GENSYM CORP
filed 2003-11-19
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒    Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☐     No ☒

As of November 11, 2003 there were 7,035,598 shares of the Registrant’s Common Stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS

Current Assets:
Cash and cash equivalents	$1,973	$3,884
Accounts receivable, net	2,914	3,876
Prepaid and other current assets	1,049	688

Total current assets	5,936	8,448
Property and equipment, net	1,027	1,276
Intangible assets	208	—
Deposits and other assets	489	599

Total Assets	$7,660	$10,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of capital lease obligation	104	83
Accounts payable	357	281
Accrued expenses	2,303	2,478
Restructuring	211	—
Deferred revenue	4,314	5,045

Total current liabilities	7,289	7,887
Long-term deferred revenue	200	336
Other long-term liabilities	51	70

Total liabilities	7,540	8,293

Stockholders’ Equity
Preferred stock, $.01 par value—
Authorized—2,000,000 shares; issued and outstanding—none	—	—
Common stock, $.01 par value—
Authorized—20,000,000 shares; issued—7,422,029 shares in 2003 and 7,315,949 shares in 2002
Outstanding—7,019,167 shares in 2003 and 6,850,606 in 2002	74	73
Capital in excess of par value	21,842	21,793
Treasury stock—402,862 shares in 2003 and 465,343 shares in
2002, at cost	(1,521)	(1,735)
Accumulated deficit	(20,419)	(18,084)
Cumulative translation adjustment	144	(17)

Total stockholders’ equity	120	2,030

Total liabilities and stockholders’ equity	$7,660	$10,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
Revenues	2003	2002	2003	2002
Product	$1,267	$1,302	$3,269	$4,450
Services	2,603	2,773	7,409	8,423

Total revenues	3,870	4,075	10,678	12,873

Cost of revenues
Product	248	177	579	526
Services	884	588	2,276	2,132

Total cost of revenues	1,132	765	2,855	2,658

Gross profit	2,738	3,310	7,823	10,215
Operating expenses
Sales and marketing	1,200	1,196	4,315	3,624
Research and development	869	813	2,547	2,346
General and administrative	1,214	879	3,010	2,675
Restructuring charge	—	—	250	—

Total operating expenses	3,283	2,888	10,122	8,645

Operating income (loss)	(545)	422	(2,299)	1,570
Other income (expense), net	220	(243)	329	(225)

Income (loss) before provision for income taxes	(325)	179	(1,970)	1,345
Provision for income taxes	16	71	195	165

Net income (loss)	$(341)	$108	$(2,165)	$1,180

Net income (loss) per share:
Basic	$(0.05)	$0.02	$(0.31)	$0.18
Diluted	$(0.05)	$0.02	$(0.31)	$0.17
Weighted average shares used to compute
Net Income (loss) per share:
Basic	7,012	6,756	6,931	6,693
Diluted	7,012	7,109	6,931	7,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,165)	$1,180
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	548	428
Loss on disposal of equipment	30	32
Non-cash impact of foreign currency translation adjustment	—	475
Non-cash compensation	45	13
Provision for bad debt	9	—
Changes in assets and liabilities:
Accounts receivable	1,004	2,260
Other assets	(150)	(276)
Accounts payable	68	(180)
Accrued expenses	(262)	(489)
Restructuring	211	—
Deferred revenue	(872)	(1,776)

Net cash (used in) provided by operating activities	(1,534)	1,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(309)	(277)
Purchase of intangible assets	(250)	(69)

Net cash used in investing activities	(559)	(346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under capital lease arrangements	102	(37)
Payments on capital lease obligations	(113)	—
Proceeds from exercise of stock options and issuance of common stock under stock plans	50	56

Net cash provided by financing activities	39	19

EFFECT OF EXCHANGE RATE CHANGES ON CASH	143	316

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,911)	1,656
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,884	1,967

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,973	$3,623

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations

We are a provider of operations management and expert systems software products and services. Our products emulate the reasoning of human experts using process knowledge and often real-time data and then, on the basis of such reasoning, make recommendations or take direct operational actions. Many applications of our products are in the areas of abnormal condition management in manufacturing environments, supply chain and logistics management, and network management. Benefits derived from the use of our products include waste reduction, avoidance of off-specification product, avoidance of system down time in mission-critical networks, and proactive alarms that signify potential process problems and avoid plant shutdowns. Our products have been used in the chemical, oil, gas, manufacturing, transportation, communications, aerospace and government sectors for many years.

2. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and the results of its operations for the three- and nine- month periods ended September 30, 2003 and 2002. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

We achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. Previously, we had incurred operating losses for both years ended December 31, 2001 and 2000. We have incurred an operating loss in the nine months ended September 30, 2003 as a result of declining revenues, primarily in the chemical, oil and gas markets, which are a significant component of our business and have been adversely affected by the situation in the Middle East. In addition, generally poor economic conditions in Europe have resulted in a decline in new orders from many old as well as new customers. We achieved profitability in 2002 based on expense control, cost reductions completed in 2001, and maintaining revenues from existing sales of licenses. License sales have declined, which has contributed to our net losses in the first, second, and third quarters of 2003. In June, 2003, we announced restructuring and workforce reduction actions as steps toward aligning expenses with anticipated revenues. We will continue to pursue new license sales to generate additional product revenue in 2003 and will continue to evaluate the results of our June 2003 cost reduction efforts. We expect our operating expenses to decline at least through the end of 2003 as a result of the restructuring initiated in June 2003. We also expect that our cash flows from operations will be favorably impacted in the next two quarters due to traditionally higher levels of maintenance renewals in these periods. Based on these factors, we believe that our current cash and cash equivalent balances and cash flows from operations will be sufficient to meet our operating, investing and financing activities through at least the next 12 months.

3. Comprehensive Income (Loss )

The components of comprehensive income (loss) for the three- and nine-month periods ended September 30, 2003 and 2002 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income (loss)	$(341)	$108	$(2,165)	$1,180
Other comprehensive income (loss):
Foreign currency translation adjustment	47	475	161	632

Comprehensive income (loss)	$(294)	$583	$(2,004)	$1,812

4. Net Income (Loss) Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net income (loss) per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding	7,012	6,756	6,931	6,693
Additional dilutive common stock equivalents	—	353	—	346

Diluted weighted average shares	7,012	7,109	6,931	7,039

Options to purchase 492,000 shares of common stock with an exercise price between $0.79 and $10.00 per share were outstanding in the third quarter of 2002, and options to purchase 512,000 shares of common stock with an exercise price between $0.78 and $10.00 per share were outstanding in the nine-month period ended September 30, 2002, but were excluded from the computation of diluted earnings per share because such options were anti-dilutive in the respective periods. All options to purchase a total of 1,401,619 shares of common stock were outstanding at September 30, 2003, but were excluded from the computation of diluted earnings per share for each of the three- and nine- month periods ended because such options were anti-dilutive as we had net losses in those periods.

5. Stock Based Compensation

We follow the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS Statement No. 123.” We continue to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2003	2002	2003	2002
Net income (loss) as reported	$(341)	$108	$(2,165)	$1,180
Stock based compensation expense	13	59	108	201

Pro forma net income (loss)	$(354)	$49	$(2,273)	$979

Basic earnings (loss) per share as reported	$(0.05)	$0.02	$(0.31)	$0.18
Diluted earnings (loss) per share as reported	$(0.05)	$0.02	$(0.31)	$0.17

Pro forma basic (loss) earnings per share	$(0.05)	$0.01	$(0.33)	$0.15
Pro forma diluted (loss) earnings per share	$(0.05)	$0.01	$(0.33)	$0.14

6. Intangible assets

On March 12, 2003, we acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for embedding in process management applications. In connection with the acquisition, we agreed to pay $250,000 under deferred payment terms. All payments had been made by September 30, 2003.

7. Segment Reporting

Revenue is presented geographically based on the country to where the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
United States	48%	39%	47%	45%
United Kingdom	7%	13%	8%	16%
Rest of Europe	26%	26%	25%	21%
Rest of World	19%	22%	20%	18%

	100%	100%	100%	100%

The following table presents the Company’s long-lived assets, net of depreciation and amortization, as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002
United States	$1,033	$1,108
Europe	202	168

	$1,235	$1,276

8. Guarantor Arrangements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. We have adopted FIN No. 45, and the adoption of FIN No. 45 did not have a material impact on our financial position or results of operations

The following is a summary of our agreements that the Company has determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we believe that our liabilities recorded for these agreements as of September 30, 2003 are immaterial.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of September 30, 2003 are immaterial.

9. Restructuring Charges

In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level commensurate with current levels of revenue. In accordance with this plan, we recorded a restructuring charge of $250,000 in the second quarter of 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits; settlement and involuntary severance benefits related to postretirement benefit plans in Europe and related legal costs. Approximately $39,000 of this amount was paid through September 30, 2003. We expect to complete the plan by March 31, 2004. Some of the expense reduction impact of the actions has already been realized. We expect that additional savings will be realized by December 31, 2003.

10. Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150. This statement affects the classification, measurement, and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to our management or us, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth below under the caption “Factors Affecting Future Operating Results”. Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for expert operations management. Our flagship product has been, and continues to be, G2, which can emulate the reasoning of human experts as they assesses, diagnoses and respond to unusual operating situations or as they seek to optimize operations. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 15,000 licenses to customers in a variety of industries.

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality and ability to integrate with a wide variety of industry-standard products and protocols. We released our latest major version of G2, version 7.0, in March 2003. Version 7.0 included many significant enhancements intended to bring G2 into line with current industry standards.

In addition to our continuous efforts to upgrade and enhance all of our products, which provide customers with important reasons to renew their maintenance contracts, we are pursuing a more collaborative approach with our customers to develop and maintain applications on an ongoing basis. We anticipate that these collaborations will give us increased opportunities for incremental professional services beyond just implementation assistance, which may result in higher margins and more revenue per customer.

We conduct business in North and South America, Europe, the Middle East, Africa, and the Asia-Pacific region. For the nine-month periods ended September 30, 2003, approximately 31% of our revenues were generated from license sales, 15% from consulting and training, and 54% from customer support services. Prices for our products are generally denominated in U.S. dollars, although we do some business in local currencies. Chemical, oil and gas companies are a major market for us. Due to the current geopolitical situation in the Middle East, we have experienced and may continue to experience a near-term reduction in the amount of business that we are able to conduct with these companies. We are affected both by the slowdown in spending by these companies and by the logistical difficulties of negotiating business and implementing solutions.

Detailed industry knowledge and expertise are critical elements for the success of our product implementations. Therefore, we frequently work closely with partners who are able to provide such expertise and are familiar with those markets and applications. Our partners may be value-added resellers, original equipment manufacturers, or systems integrators. These partner relationships are key to us and have accounted for approximately half of our year-to-date product revenues in 2003.

On March 12, 2003, we acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for process management applications. The use of intelligent objects is expected to significantly shorten development time and avoid implementation risk for certain applications.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2002. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2002, have not changed during the nine-month period ended September 30, 2003.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
REVENUES:
Product	33%	32%	31%	35%
Services	67%	68%	69%	65%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:
Product	6%	4%	5%	4%
Services	23%	14%	21%	17%

Total cost of revenues	29%	18%	26%	21%

Gross margin	71%	82%	74%	79%

OPERATING EXPENSES:
Sales and marketing	31%	29%	40%	28%
Research and development	22%	20%	24%	18%
General and administrative	31%	22%	28%	21%
Restructuring charge	0%	0%	2%	0%

Total operating expenses	84%	71%	94%	67%

Operating (loss) income	(13%)	11%	(20%)	12%
OTHER INCOME (EXPENSES), NET	6%	(6%)	3%	(2%)

Income (loss) before provision for income taxes	(7%)	5%	(17%)	10%
PROVISION FOR INCOME TAXES	0%	2%	2%	1%

Net (loss) income	(7%)	3%	(19%)	9%

Revenues

Three and nine months ended September 30, 2003 and 2002

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for support and maintenance (generally provided on an annual contract basis), consulting services, and training courses related to our products.

Total revenues for the three-month period ended September 30, 2003 were $3,870,000, a decrease of $205,000, or 5%, from the same period in 2002. This reduction was attributable to a decrease of $35,000, or 3%, in license revenue and a decrease of $170,000, or 6% in services revenue. Total revenues for the nine-month period ended September 30, 2003 were $10,678,000, a decrease of $2,195,000, or 17%, from the same period in 2002. This reduction was attributable to a decrease of $1,181,000, or 27%, in license revenue and a decrease of $1,014,000, or 12%, in services revenue.

Product.    Product revenues for the three-month period ended September 30, 2003 were $1,267,000, a decrease of $35,000, or 3%, from the same period in 2002. This decrease was attributable to difficult economic conditions in many of the areas in which we compete including the US, Europe, and the Middle East. The primary reason for our decrease in revenue has been weak demand for our products in the chemicals, oil and gas markets, which are major markets for us that have been severely disrupted by the situation in the Middle East. Product revenues for the nine-month period ended September 30, 2003 were $3,269,000, a decrease of $1,181,000, or 27%, from the same period in 2002. The reasons for the decrease in product revenues in the nine-month period are the same as those pertaining to the quarter recently completed.

Services.    Services revenues for the three-month period ended September 30, 2003 were $2,603,000, a decrease of $170,000, or 6%, from the same period in 2002. This decrease was primarily due to a decline in customer support revenue of $180,000, or 8%. The decline in support and consulting revenues was directly related to the decline in license sales, which negatively affected our ability to sell service agreements. Services revenues for the nine-month period ended September 30, 2003 were $7,409,000, a decrease of $1,014,000, or 12%, from the same period in 2002. This decrease was due to a decline in consulting and training revenues of $401,000, or 20%, between the two periods, for the same reasons discussed above. Customer support revenue decreased by $613,000, or 10%, between the nine-month period ended September 30, 2003 and the same period in 2002 due to the decreases in recent product revenues.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month period ended September 30, 2003 were $1,132,000, an increase of $367,000, or 48%, from the same period in 2002. This increase was primarily due to the use of subcontractors in delivering consulting services, increased royalty fees, and amortization of intangible assets acquired in 2003. Our gross margin percentage decreased to 71% for the three-month period ended September 30, 2003 from 82% for the same period in 2002 as lower product sales, particularly in Europe and the Middle East, resulted in lower utilization of our consultants. Cost of revenues for the nine-month period ended September 30, 2003 was $2,855,000, an increase of $197,000, or 7%, from the same period in 2002. The reasons for the increase are the same as those pertaining to the quarter recently completed. Our gross margin percentage fell to 74% for the nine-month period ended September 30, 2003 from 79% for the same period in 2002 primarily due to the decrease in revenues for the period.

Product.    Product cost of revenues for the three-month period ended September 30, 2003 was $248,000, an increase of $71,000, or 40%, from the same period in 2002. This increase was primarily attributable to the use of subcontractors and licensing in of certain technologies in the delivery of a contract. Product costs for the nine-month period ended September 30, 2003 were $579,000, an increase of $53,000, or 10%, from the same period in 2002. The increase in the current nine-month period as compared to the prior nine month period was mainly attributable to the reasons noted above.

Services.    Services cost of revenues for the three-month period ended September 30, 2003 was $884,000, an increase of $296,000, or 50%, from the same period in 2002. Services costs for the nine-month period ended September 30, 2003 were $2,276,000, a increase of $144,000, or 7%, from the same period in 2002.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month periods ended September 30, 2003 and 2002 were relatively flat. Sales and marketing expenses for the nine-month period ended September 30, 2003 were $4,315,000, an increase of $691,000, or 19%, from the same period in 2002. This increase was primarily attributable to an increase in sales personnel costs and their related travel costs. Sales and marketing expenses for the three-month period ended September 30, 2003 increased to 31% of revenues from 29% for the same period in 2002 as a result of the decrease in both product and service revenues. Sales and marketing expenses for the nine-month period ended September 30, 2003 increased to 40% of revenues from 28% for the same period in 2002. The increase in sales and marketing expenses as a percentage of revenue for both the three- and nine-month periods ended September 30, 2003 as compared to the same periods in 2002 partly reflects the addition of new sales resources, who typically take some amount of time to reach full levels of productivity.

Research and Development.    Research and development expenses consist primarily of costs of personnel, equipment and facilities. These expenses for the three-month period ended September 30, 2003 were $869,000, a increase of $56,000, or 7%, from the same period in 2002. This increase was primarily attributable to higher personnel costs. Research and development expenses for the nine-month period ended September 30, 2003 were $2,547,000, an increase of $201,000, or 9%, from the same period in 2002. This increase was primarily attributable to investment in a potential new product line. Research and development expenses for the three-month period ended September 30, 2003 increased to 22% of revenues from 20% for the same period in 2002. For the nine-month period ended September 30, 2003, research and development expenses as a percent of revenues increased to 24%, from 18% for the same period in 2002.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. Expenses for the three-month period ended September 30, 2003 were $1,214,000, an increase of $335,000, or 38%, from the same period in 2002. The increase was mainly attributable to higher than anticipated professional service costs. General and administrative expenses for the nine-month period ended September 30, 2003 and 2002 were $3,010,000 and $2,675,000 respectively. The increase of $335,000 was also the result of higher professional services costs.

Restructuring Charges.    In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level that is commensurate with current levels of revenue. As a result implementation of this plan, we recorded a pre-tax restructuring charge of $250,000 in the second quarter of 2003. The charge is based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe and related legal costs. Approximately $39,000 of this amount was paid through September 30, 2003. We expect to complete the plan by March 31, 2004. Some of the expense reduction impact of the actions has already been realized. We expect that additional savings will be realized by December 31, 2003.

Other income, net.    Other income, net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income. Other income, net for the three-month period ended September 30, 2003 was $220,000, compared to expense of $243,000 for the same period in 2002. The current level of income is primarily due to foreign exchange rate gains due to the strength of the Euro. Other income, net for the nine-month period ended September 30, 2003 was $329,000, compared to expense of $225,000 for the same period in 2002. The increase is again primarily due to foreign exchange rate gains due to the strength of the Euro.

Income Taxes.    Our provision for income taxes primarily pertains to foreign withholding tax and income taxes in foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards. The increase in the tax provision for the 9 months ended September 30, 2003 is due to income in jurisdictions with higher tax rates compared to 2002. Our effective tax rate is lower than the statutory tax rate because our domestic operations have recorded losses for the nine-months ended September 30, 2003 and we have no federal or state tax liabilities in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Our September 30, 2003 cash and cash equivalents amounted to $1,973,000, a decrease of $1,911,000 from $3,884,000 at December 31, 2002. Net cash used in operating activities for the nine-month period ended September 30, 2003 was $(1,534,000). Specifically, we had a net loss of $(2,165,000), net of non-cash expenses of $632,000 (depreciation and amortization, loss on disposal of equipment, non-cash compensation and provision for bad debt), $1,004,000 in cash received from accounts receivable, $211,000 increase in restructuring and a $68,000 decrease in accounts payable offset by a decrease of $262,000 in accrued expenses and $872,000 in deferred revenue and an increase in other assets of $150,000.

Cash used in investing activities for the nine-month period ended September 30, 2003 was $559,000, which consisted of $309,000 in purchases of property and equipment and $250,000 used to purchase an intangible asset.

Cash provided by financing activities for the nine-month period ended September 30, 2003 was $39,000, consisting of $102,000 in additional capital lease obligations, and $50,000 in proceeds from exercise of stock options and issuance of common stock under stock plans, offset by $113,000 in payments under capital leases.

On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provides us with the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2.5 million. Borrowings under this agreement will be at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. On August 16, 2001, we renegotiated the terms of the financing agreement, and signed an accounts receivable purchase agreement that does not include restrictive financial covenants. The total available borrowings, interest rate and administrative fee under the renegotiated facility remain unchanged. At September 30, 2003 we had no borrowings outstanding under this facility. Amounts borrowed under this facility are secured by a pledge of substantially all of our corporate assets. The facility may be terminated by either party at any time. As of September 30, 2003, the amount of eligible borrowings under this facility was approximately $700,000.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We also have capital leases for certain computer and communications equipment.

Our liquidity is affected by many factors, some based on the normal operations of our business and others related to the uncertainties of our industry and global economies. We achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. Previously, we had incurred operating losses for both years ended December 31, 2001 and 2000. We have incurred an operating loss in the nine months ended September 30, 2003 as a result of declining revenues, primarily in the chemical, oil and gas markets, which are a significant component of our business and have been adversely affected by the situation in the Middle East. In addition, generally poor economic conditions in Europe have resulted in a decline in new orders from many old as well as new customers. We achieved profitability in 2002 based on expense control, cost reductions completed in 2001, and maintaining revenues from existing sales of licenses. License sales have declined, which has contributed to our net losses in the first, second and third quarters of 2003. In June, 2003, we announced restructuring and workforce reduction actions as steps towards aligning expenses with anticipated revenues. We will continue to pursue new license sales to generate additional product revenue in 2003 and will continue to evaluate the results of our June 2003 cost reduction efforts. We expect our operating expenses to decline at least through the end of 2003 as a result of the restructuring initiated in June 2003. We also expect that our cash flows from operations will be favorably impacted in the next two quarters due to traditionally higher levels of maintenance renewals in these periods. Although our future cash flows will fluctuate based on the factors set forth below in “Factors That May Affect Future Results”, we believe that our current cash and cash equivalent balances will be sufficient to meet our operating, investing, and financing activities through at least the next 12 months.

Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at September 30, 2003 are as follows:

	Amounts (In thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2003	$283	$35
2004	939	91
2005	911	43
2006	132	—

Total minimum lease payments	$2,265	169

Less: Amount representing interest		14

Present value of minimum lease payments		155
Less: Current portion		104

Long-term portion of capital lease obligation		$51

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of September 30, 2003, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2003 or 2002. During the nine months ending September 30, 2003 and 2002, respectively, we reissued 62,481 and 18,024 shares of common stock to non-employee directors and a consultant. As of September 30, 2003, 402,862 shares remained in treasury at a cost of $1,520,860.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving an employee who continues to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During the nine month period ended September 30, 2003, we paid Integration Objects a total of $116,000.

Factors That May Affect Future Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

We have a history of operating losses, and we may not return to profitability.

We have incurred operating losses for four of the five years in the period ended December 31, 2002. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each of the quarters in 2002. However, due to declines in our product and service revenues, which we were not able to offset by additional reductions in expenses, we incurred losses for the first three quarters of 2003. Our ability to return to profitability will depend on our ability to control our expenses, achieve cost reductions, and achieve additional revenue from new and existing customers. However, there can be no assurance that we will be able to return to profitability in the future.

Competition in the market for expert operations management systems is intensifying and may reduce our revenues.

Substantially all of our revenues are derived from the licensing and support of software platforms and products for expert operations management. Although organizations such as Micromuse and Systems Management Arts (SMARTS) have begun to deploy, or have announced plans to deploy, such systems, our systems are different from the basic monitoring and control systems that are traditionally employed by these organizations. There can be no assurance that these organizations will be able to introduce expert operations management systems successfully, nor that such systems will gain widespread acceptance. In addition, the timing of the implementation of expert operations management systems by organizations may be affected by economic factors, government regulations, and other factors. Delays in the introduction of expert operations management systems or the failure of these systems to gain widespread market acceptance would materially and adversely affect our business, results of operations, or financial condition. In addition, we believe that end-users in our markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools to develop application-specific functionality and solutions. Meeting this demand has required us to modify our sales approach. We are also increasingly reliant on value-added resellers and systems integrators to satisfy market requirements. The modified sales approach may also lengthen our average sales cycle. Our failure to respond appropriately to shifts in market demand could have a material adverse effect on our business, results of operations, or financial condition.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Product sales through these channels represented 47% and 44% of our product revenues in the nine-month periods ending September 30, 2003 and 2002 respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, or financial condition. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, or financial condition.

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

Our international revenues represented 53% and 55% of our total revenues for the nine-month periods ending September 30, 2003 and 2002, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, or financial condition.

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

Certain companies, such as Micromuse and Systems Management Arts (SMARTS), sell “point solutions” that compete with our expert operations management products with respect to specific applications or uses. Several companies, including Aspen Technologies, Ilog S.A., Pavilion and System Management Arts, offer expert operations management products with limited real-time, expert system, or fault isolation capabilities, but at lower price points than those provided by us. Many of these products often require extensive programming with languages such as C or C++ for complete implementation. Although we believe that these products offer a less productive development environment than G2 and that they lack the comprehensive capabilities of G2-based products, certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

Our software is also integrated into industry-specific solutions by value-added resellers. A number of software companies offer products that compete in specific application areas addressed by these value-added resellers, such as cement kiln control and refinery scheduling, and they could be successful in supplying alternatives to products based on our software.

Many of our customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use our products. There is no assurance that we can successfully persuade development personnel within these customers’ organizations to use G2-based products that can cost effectively compete with their internally developed products. Thus, there could be a reduction in the need for our products and services that may limit our future opportunities.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ”Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of FAS 150 did not have an impact on our financial statements.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At September 30, 2003, substantially all of our funds were in demand deposit accounts.

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

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2003, except as set forth below, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Except as set forth below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During, and shortly following, the fiscal quarter ended June 30, 2003, we experienced turnover in our accounting and finance organization. In particular, our corporate controller left the company and our European controller was on a personal leave of absence beginning in June 2003. Furthermore, our former chief financial officer left the company in early August 2003.

Management has determined that the loss, or temporary absence of, these personnel has resulted in certain conditions which, when considered collectively, constitute a material weakness in our internal controls. Such conditions include: insufficient resources to perform an appropriate review and supervision of the preparation of accounting records related to our foreign subsidiaries, insufficient resources to accurately prepare consolidated financial statements from detailed accounting records, and insufficient resources to oversee the preparation of the consolidated financial statements.

During the fiscal quarter ended September 30, 2003 and as of the date of this Form 10-Q, we took the following corrective actions to address these issues:

•	We engaged David Ramsdell as a consultant, on a part-time basis, to perform the chief financial officer function. Mr. Ramsdell had served us in a similar capacity from late 1998 to early 2000.

•	We began actively conducting a search for a new permanent chief financial officer.

•	We are seeking to supplement our accounting and financial reporting resources.

•	We reviewed our procedures for oversight of the accounting records of the foreign subsidiaries and for preparation of our consolidation for financial reporting purposes.

•	We have invested in updates and improvements to our Oracle accounting systems.

Certain of these actions have taken longer than anticipated to implement and, as a result, we will continue with these actions in the fourth quarter to address the internal control weaknesses referred to above.

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

GENSYM CORPORATION

(Registrant)

Dated November 19, 2003	/s/ MICHAEL A. MORNEAU Michael A. Morneau Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.