Form 10-K
period 2003-12-31
GENSYM CORP
filed 2004-03-30
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒  Yes     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):   ☐  YES     ☒ NO

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2003, of $3,412,556.

As of March 24, 2004 there were 7,130,736 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on Thursday, May 27, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS.

General

We are a provider of operations management and expert systems software products and services. Our products emulate the reasoning of human experts, using process knowledge and often real-time data, and then, on the basis of such reasoning, make recommendations or take direct operational actions. Most applications of our products are in the areas of abnormal condition and process performance management in manufacturing, supply chain and logistics management, and network management. Benefits derived from the use of our products include waste reduction, avoidance of off-specification product, avoidance of system downtime in mission-critical networks, and proactive alarms that signify potential process problems and avoid plant shutdowns. Our products have been used in the manufacturing, transportation, communications, aerospace and government sectors for many years.

Our principal product is G2®, a mature and robust software platform that underlies all of our other products. We released our most recent version of G2, version 7.1, in December 2003, with a number of new features, including support for integration of applications with enterprise systems using message-oriented middleware (MOM). We have begun field testing a pre-release version of G2 8.0, which when commercially released will represent a generational advance in our G2 product line.

We also offer a number of products that use G2 as a platform. These products enable customers to implement certain applications more quickly and economically by providing domain-specific functionality. Our current products are:

Product	Application
G2	Graphical, object-oriented, real-time expert system software platform.

NeurOn-Line®	Online neural-network models that predict, control, and optimize complex non-linear processes.

Optegrity™	Abnormal condition management of process plant units.

Intelligent Objects™	Abnormal condition management of process plant equipment.

Integrity™	Expert fault management of voice and data networks.

ReThink®	Management of the business process life cycle through analysis, design, and online automation.

e-SCOR	Simulation and analysis of supply chain performance under proposed configuration changes.

We have a professional services group that can be engaged by our customers to develop applications or assist in the development of applications. However, many of our customers build their own applications. We also offer multiple courses to train customers in the use of our products.

We derive revenue from sales of and service for our products and account for such revenue in four ways:

•	Sale of product licenses—one-time payment for perpetual licenses.

•	Customer support services—includes both product support and product enhancements and updates. Pricing is generally based on a percentage of the price of the product license. Service contracts, mandatory for the first year following the purchase of a product license, are typically for one-year periods. Payment is due at the commencement of each support year, but revenue is recognized over the course of the year.

•	Consulting services—provision of various billable services to customers for helping develop and install applications. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are usually accounted for on a percentage-of-completion basis.

•	Educational services—provision of training in the use of our products, some in public classes and some in-house for customers who require a dedicated training program. These services are billed on a course-fee or day-rate basis.

We have a direct sales force in the United States, Europe, and the Middle East. Our direct sales force is focused on the generation of new business in three vertical markets: chemical, oil, and gas; government; and water utilities. Our sales activities in these vertical markets involve a combination of direct sales to end users and indirect sales through partners. In areas where we do not have a direct sales force, or where we do not possess the requisite detailed industry knowledge to deploy our products successfully, we work with channel partners. Our partners pursue new business based on Gensym products in markets including business process management, various manufacturing sectors, telecommunications, and transportation. Channel partners are able to provide development, support, and training services to our customers. We have channel partners in North and South America, Europe, the Middle East, and the Asian-Pacific region.

Gensym Corporation was founded in 1986. Our principal office is located at 52 Second Avenue, Burlington, Massachusetts 01803, and our telephone number is (781) 265-7100. Our address on the World Wide Web is www.gensym.com. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this report. We make available free of charge through our Web site our annual, quarterly, and current reports, and any amendments to those reports, as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission.

Our Products

Our core technology is an extensible, customizable software platform known as G2. G2 supports complex applications that emulate human reasoning and make operating decisions based on knowledge and often real-time data. We sell G2 and a number of products based on or complementary to it.

G2

G2, our core technology, is a comprehensive, object-oriented environment for rapidly building and deploying mission-critical, expert system applications that help improve complex business operations. G2 applies knowledge that combines the experience of operations personnel with analytical models constructed by engineers and business professionals, as well as past and real-time data, in order to reach conclusions, provide advice, and take real or simulated actions in a timely fashion. G2 can pursue multiple lines of reasoning based on this knowledge and can consider multiple problems concurrently. It can maintain records of historical data and results of its reasoning, which is important for ongoing, real-time management of operations. It also incorporates a broad array of integrated technologies that enable application developers to implement object-oriented applications without the need for conventional computer programming.

G2 enables an application developer to express objects, rules, models and procedures using structured natural language so that they can be readily understood and modified. The G2 development environment enables a developer to test an application using simulated data and to view the results graphically. In this way, an application can be tested under various scenarios before deployment. Rapid incremental application development can be done interactively to facilitate application improvements during prototyping, during development and even in deployment. Using G2’s ability to support rapid application development, a developer can show a dynamic, graphically animated prototype of an application to an end user at an early stage.

With G2, an application developer can model a process in terms of interrelated objects, which may be in graphical or schematic diagram form. Object-based graphical connections enable G2 to reason about the behavior of connected process objects. G2’s high-level representation of knowledge enables persons in many roles in an organization to develop applications more quickly and easily and to more effectively maintain and reuse those applications. Using Telewindows® or the Telewindows ActiveX control, which are user-interface components of G2, developers at multiple geographic locations can work in teams to concurrently develop applications.

Applications built on G2 are portable and can operate across a number of computer platforms, so that solutions can be deployed on a wide range of platforms and later migrated to other computers and operating systems. G2 currently runs on PCs running Windows® NT/2000/XP and on workstations from Compaq, Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under the Windows, the UNIX® and the Linux® operating systems.

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

G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, G2 components, such as Telewindows and G2 WebLink, enable multiple users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PCs running Windows.

In March 2003, we released G2 version 7.0. This release contained important new functionality, including a new Windows user interface, support for extensible markup language (XML), and a data-historian bridge to facilitate integration with other applications. In December 2003, we released G2 version 7.1, which enhances a developer’s ability to integrate applications into systems through the addition of support for message-oriented middleware and other new capabilities. In February 2004, we began field testing a pre-release version of G2 8.0, which, when commercially released, will represent a generational advance of the G2 product.

NeurOn-Line

NeurOn-Line is a software platform that enables non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for online, dynamic applications involving prediction of process conditions. NeurOn-Line can identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used online to compare process behavior with the model’s prediction, and thus to control the process. Applications in NeurOn-Line are built graphically by selecting objects from menus, connecting them, and entering attribute and control information. NeurOn-Line Studio is a Windows desktop tool for off-line analysis, modeling, and design optimization of processes, based on data from a data historian or spreadsheet data arrays. To make the tool easy for process engineers to use, many technical decisions such as selection of relevant inputs, time delays, and network architecture are automated. Once a model has been built for a process, NeurOn-Line Studio enables users to discover more profitable ways to run that process through simulation and optimization. NeurOn-Line Studio models can be deployed either in a G2 environment or as Microsoft ActiveX objects in embedded Windows applications.

Optegrity

Optegrity is a software platform that enables process manufacturers to manage abnormal conditions that occur within process plants. Optegrity ensures sustained operational performance and continuous availability of production assets. It detects and resolves abnormal process conditions early, before they disrupt production and threaten quality and profits. Optegrity turns data into information to quickly identify, isolate and solve operational problems. Optegrity also enables process manufacturers to reduce off-specification production, minimize or eliminate unplanned shutdowns, improve operator productivity, lower production costs, raise operational safety levels, increase process utilization and enable non-stop operation.

Intelligent Objects

Intelligent Objects are G2-based software objects that enable process manufacturers to manage abnormal conditions in specific types of production equipment, including furnaces, compressors, treaters, distillation columns, exchangers, pumps, sensors, controllers, valves, tanks and vessels. Intelligent Objects encapsulate expert knowledge about efficient and safe operation of these equipment types. Intelligent Objects are designed to proactively warn operators about abnormal equipment conditions and then guide their corrective responses so that they can effectively prevent costly shutdowns and process disruptions and avoid unsafe situations and environmental violations. Intelligent Objects complement Gensym’s Optegrity software—Intelligent Objects work directly with individual pieces of production equipment while Optegrity can detect and resolve problems occurring within an entire production unit or plant. Purchasers of Intelligent Objects can thus use the capabilities of Optegrity to build and deploy comprehensive applications that address abnormal condition problems impacting equipment, production units and plants. Intelligent Objects were introduced by Gensym in October 2003. The underlying technology was acquired from Gensym partner, Key Control, in June 2003.

Integrity

Integrity is an integrated software platform for intelligently managing faults and service levels in voice and data networks. Integrity maintains continuous availability by detecting, diagnosing and correcting problems before they affect services. The software helps users lower operating costs and improve service quality. Network service providers, network management companies, telecommunications equipment manufacturers and end-user corporations use Integrity to manage the performance of many different types of networks. Integrity can interoperate with a number of other network management programs, such as HP OpenView and IBM Tivoli, and provide intelligent operations support that addresses today’s complex communications operations problems. With Integrity, users have an enhanced ability to satisfy service-level agreements, to manage growth in a cost-effective manner, to minimize the risks of implementing new services and technologies, and to gain competitive advantage. Key functional uses include early detection of network problems, alarm/message/event filtering, alarm correlation across disparate platforms, root cause analysis, anticipating effects of network failures, and recommending and/or automating appropriate corrective actions.

ReThink

ReThink is a software platform for graphical simulation, analysis, and automation of business processes. As a simulation and analysis tool, ReThink enables users to model their business operation as it currently operates. Users can define key performance metrics and determine how business operations measure up against those metrics. From a model, users can simulate and analyze business process alternatives. Unlike other simulation tools, ReThink can deploy models to monitor and automate the execution of business processes. ReThink monitors business processes in real time, alerting operations personnel to potential problems as they occur. ReThink’s models can automate the online execution of business processes to help achieve sustained performance.

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

Target Markets and Customers

Our customers include end users, value-added resellers, systems integrators and original equipment manufacturers. Many of the largest industrial corporations in the world are our customers. For example, in the manufacturing sector, customers include firms such as ABB, Dow Chemical, DuPont, Eli Lilly, El Paso Energy, Emerson, ExxonMobil, IMC Agrico, Invensys, LaFarge, Siemens, Shell and Toyota. In the government sector, our customers include the U.S. Department of Defense, Department of Energy, Mitre, and NASA. In the communications sector, our customers include Computer Sciences Corporation, Ericsson, Motorola and Pivetal.

Manufacturing has been our key area of expertise since our founding in 1986. We target manufacturers who seek to manage complex processes in order to improve product quality, increase the availability of production systems, and enhance the safe operation of their facilities. Working with our network of partners and with Gensym’s consulting organization, our customers deploy custom applications based on our products.

Our direct sales force operates in markets where we have a proven record of prior success and possess the necessary industry and process knowledge to provide the complex, high value-added services that our customers require. These direct markets are chemical, oil and gas, government, and water utilities. In other markets, where we do not possess the necessary industry expertise or market presence, such as business process management, various manufacturing sectors, telecommunications, and transportation, our partners sell and implement solutions using our products by leveraging their market presence, domain knowledge, and project experience.

Sales and Marketing

We employ both a direct sales force and select channel partners to bring our products and services to end users.

We have direct sales offices in the U.S., Europe, and the Middle East, and channel partners worldwide. In 2003, 2002, and 2001, we received 54%, 57%, and 44% of our total revenues, respectively, from international operations. Our domestic and international sales as a percentage of total revenues in 2003, 2002, and 2001 were as follows:

	2003	2002	2001
United States	46%	43%	56%
United Kingdom	8	15	11
Rest of Europe	27	26	18
Other	19	16	15

	100%	100%	100%

Our direct sales force sells to our major accounts and is focused on generation of new business in the chemical, oil and gas, government, and water utility vertical markets. Our direct sales efforts generated approximately 44%, 48%, and 45% of our product license revenues for 2003, 2002, and 2001, respectively. Because the sales cycle can be fairly protracted (typically six to twelve months) and because industry knowledge is a key requirement for making a successful sale, we also sell through our network of channel partners, who have access to customers and markets that would otherwise not be addressable by us. Our channel partners sell into all of our vertical markets and are the primary channel for development of new business in all markets not served by our direct sales force, including business process management, various manufacturing sectors, telecommunications, and transportation.

Our channel partners, who are systems integrators, original equipment manufacturers, and value-added resellers, are selected for their capability to provide end users with focused application solutions built on G2 and our G2-based products. These channel partners currently include organizations such as ABB, Emerson Process, Invensys, MinnovEx, Science Systems, and Siemens. Channel partners generated approximately 56%, 52% and 55% of our product license revenues for 2003, 2002, and 2001, respectively.

As part of our pre-sales process, our consultants might perform demonstrations at customer sites and assist customers in evaluating their technical requirements, in determining projected return on investment, and in implementing our technology. We host seminars and workshops at our larger offices and via the Web to demonstrate our products. We also offer basic and advanced training courses that teach prospective and new customers how to build and deploy applications using our software.

We market our products in the Asia-Pacific region and certain other regions through distributors. These distributors have technical competence in the application of G2 and G2-based products, market these products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

Our marketing personnel engage in a variety of activities, including lead generation, in-person and Web-based seminars, trade shows, public relations, direct marketing, advertising, and promotion of customer applications for publication in industry magazines and journals.

Service and Support

We believe that a high level of customer service and support is critical to customer satisfaction and project and application success. Our software products are complemented by service offerings from our services organization, as well as from third-party integrators, resellers and other strategic partners. Our services organization is committed to meeting the consulting, implementation, education, and technical support requirements of our customers worldwide. Our services organization focuses on three areas of services:

Consulting and Implementation Services.    We offer a variety of application engineering and consulting services on a fee-for-service basis. We have expertise in applying our software in a variety of areas, including network and systems management, manufacturing process management, process design, modeling and simulation, water treatment, logistics, transportation, and finance. A key mission of our consulting staff is to assist end users and partners in the successful development and deployment of intelligent systems applications based on G2 and our other products.

Education Services.    We offer introductory, intermediate and advanced training courses for customers, partners, and potential users of our products. The courses are taught at our corporate headquarters in Burlington, Massachusetts, at our worldwide sales offices, and at customer locations. Many of our customers attend one to three weeks of training and implement their applications using the development features of our software. We offer a regular schedule of courses in our offices in North America and Europe, and special on-site training courses are offered around the world on an as-needed basis. Direct application-engineering services are available to support our end users and marketing partners on an international basis.

Customer Support Services.    We offer optional levels of customer service that include software updates, bulletin board access, various levels of telephone support, membership in the Gensym User Society, and access to HelpLink, our workflow-enabled Web application that greatly facilitates the interaction between our customers and ourselves and also serves as a knowledge database for recording solutions to past problems. Available service level options are priced differently and are selected by customers in accordance with their service needs. The highest level of customer service support includes 24x7 callback service. A maintenance contract is mandatory for the first year after purchase and may be renewed in subsequent years. We typically charge a percentage of license fees for customer service. We have service centers in North America and Europe. Local marketing partners provide components of customer service in the Asia-Pacific region and other areas of the world.

We have a user group, the Gensym User Society, which we manage. This organization consists of worldwide users of our software who have current maintenance contracts. An important function of the user group is to provide us with feedback from advanced users in regards to product performance and desired product enhancements. GUS 2004, a worldwide meeting of the Gensym User Society, is scheduled to be held in Nice, France in October 2004.

Research and Development

We believe that future license sales and ongoing renewal of our service and support contracts depend upon our ability to regularly enhance our existing products, as well as to develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of our customers.

We typically develop new products and enhancements to existing products in response to market analyses and feedback from customers obtained by our customer support and consulting personnel. In addition we take new product initiatives to address targeted markets and industry standards. During 2003, we released new versions of our products to address new market requirements and update existing program code. The first major enhancement, in March 2003, was the release of G2 version 7.0, which contains many new features, including a new user interface based on Microsoft Windows’ standards, and support of the XML standard. Also in October 2003, we enhanced existing G2-based product offerings with the introduction of Intelligent Objects.

During 2003 we announced that we had begun transitioning to our next generation of G2 and G2-based software products. Our next generation is designed to reduce the time and effort it takes to develop and deploy G2 applications and to enhance application benefits. We expect to largely complete this transition by the end of 2004. We are maintaining compatibility of our next generation with our previous generation products to enable existing users to migrate their applications with minimal effort.

We expect our next generation of products to include the following capabilities:

•	Out-of-the-box functionality for quick configuration and deployment

•	Support for most current Windows UI standards

•	Support of important integration standards, such as XML, COM, JMS, and OPC

•	Embeddability within larger systems

•	New and more advanced reasoning capabilities

•	Standard functional components for greater consistency in applications

•	Enhanced support for developers

•	Support of advanced 3-D graphics and animation standards

In 2003, approximately 26% of our operating expense was committed to research and development, and we expect continuing investment in this area. While we expect that certain new products will be developed internally, we may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants. Our research and development expenses were $3,303,000 in 2003, $3,217,000 in 2002, and $4,999,000 in 2001.

We are developing a new reasoning platform called TrueManage™ with potential for widespread deployment beyond the existing markets for our G2 and G2-based products. The foundation for this work is a knowledge architecture that is designed for use on portable consumer devices, including cell phones and personal digital assistants (PDAs). The architecture is designed to support applications that manage everyday human activities through knowledge based, intelligent assistance. TrueManage’s knowledge-based architecture leverages our experience with our G2-based reasoning technology while building on popular software technologies such as Microsoft’s .NET.

We have also begun to develop a TrueManage application called LifeVisor™, which is envisioned to be a cell phone based device for self management of chronic diseases, such as diabetes and obesity.

Competition

In the manufacturing market, a number of software companies offer products that perform certain functions of G2 for specific applications. We believe that our products offer, in a single, seamlessly integrated manner, the most comprehensive set of software technologies available upon which to successfully build a broad range of expert operations management solutions. Competition in the expert manufacturing markets includes point solutions that resolve specific problems, real-time and expert system products, and traditional providers of custom programming services. For example, companies such as Aspen Technology, Pavilion and Ilog S.A. sell solutions that compete with our products with respect to specific applications or uses. An intelligent system based on point solutions, however, requires the integration of various software packages from different vendors, and is often difficult to maintain. Although our competitors’ systems may sometimes offer faster initial implementation, we believe that these systems do not provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic and complex operating environment. Point solutions may also fail to provide the extensibility to add rules and neural networks, and may be difficult to migrate to more powerful computers.

We face competition in the network management market from a number of companies, including Micromuse and System Management Arts (SMARTS). Both of these companies offer products that differ from our products in a variety of ways. Customers tend to select products based on the particular features and overall management approach to network availability each vendor delivers.

The principal competitive factors in all of the markets in which we compete are functionality, ease of use, price, distribution capabilities, quality, performance, customer references, customer support, and availability of application software implementation services. In order to maintain our competitive position, we must continue to enhance our existing products and introduce new products that meet evolving customer requirements.

Proprietary Rights

We rely primarily on a combination of patent law, copyright law, trade secret law, and contract law to protect our proprietary technology. We have one patent covering specific aspects of our core product, G2, and have applied for patents for certain new product developments. The scope of the existing patent relates to application security. Specifically, the patent recognizes a unique means for restricting user access to the configurable portion of the application’s user interface, thereby making the application secure. We do not have any registered copyrights. We also have internal policies and systems to limit access to and keep confidential our trade secrets. We distribute our products under software license agreements that contain various provisions to protect our ownership of and the confidentiality of the underlying technology. We also require our employees and other parties with access to our confidential information to execute agreements prohibiting the unauthorized use or disclosure of our technology. In addition, we periodically review our proprietary technology for its ability to be patented. Despite these precautions, it may be possible for a third party to misappropriate our technology or to develop similar technology independently. In addition, effective patent, copyright and trade secret protection may not be available in every foreign country in which our products are distributed.

Certain technology used in our products is licensed from third parties. We believe that, in general, comparable licenses are available on commercially comparable terms from a number of licensors and do not believe that any of our products are significantly dependent upon such licensed technologies.

Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that others will not develop products that infringe upon our proprietary rights or are similar or superior to those developed by us. Policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. Any such assertion could require us to enter into royalty arrangements or result in costly litigation, which could have a material adverse effect on our business, results of operations, and financial condition.

Gensym®, G2®, NeurOn-Line®, ReThink®, G2 Real-Time Expert Systems® and Telewindows® are our registered trademarks. The Gensym logo, Intelligent Objects, Optegrity, Integrity and Symcure are our trademarks. We have filed applications to register Gensym, G2, and NeurOn-Line in certain foreign jurisdictions. In addition, we have an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

Backlog

We ship software products within a short period after receipt of a customer purchase order and typically do not have a material backlog of unfilled orders of software products at any point in time. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

Employees

As of December 31, 2003, we had 77 full-time employees, including 19 employees in sales and marketing, 18 employees in product development, 14 employees in consulting services, 10 employees in customer support, production and licensing, and educational services, and 16 employees in general and administrative functions. Of these employees, 54 were located in the United States and 23 were located in foreign countries. None of our employees are represented by a labor union, and we believe that our employee relations are good.

ITEM 2.    PROPERTIES.

At December 31, 2003, our headquarters and principal operations were located in a leased facility with 27,250 square feet in Burlington, Massachusetts. The lease on the Burlington facility expires on January 31, 2006, with an option to renew for an additional term of five years. In addition to rental expenses, we must also pay an allocated portion of operating expenses and taxes each year. We also lease sales office space in the metropolitan areas of several cities throughout North America, as well as France, Italy, The Netherlands, and Tunisia. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.    LEGAL PROCEEDINGS.

On November 13, 2001, we and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. The lawsuit asserted claims for, among other things, alleged breach of fiduciary duty and waste of corporate assets in connection with our rejection of a merger proposal by Rocket Software, the adoption of our proposed rights offering, and the execution of a letter of intent with Rocket Software relating to the sale of our NetCure product line. The complaint sought injunctive relief with respect to the Rocket Software merger proposal, the proposed rights offering and the sale of the NetCure product line to Rocket Software. On November 16, 2001, we and our directors were served with an amended and supplemental complaint further asserting that our directors breached fiduciary duties by consummating the sale of the NetCure product line to Rocket Software and allegedly refusing to negotiate with Rocket Software in connection with its merger proposal. In addition, the amended complaint added Rocket Software as a defendant and asserted a claim against Rocket Software for aiding and abetting the alleged breaches of fiduciary duties. The amended complaint sought injunctive relief with respect to the Rocket Software merger proposal, rescission of the NetCure sale, and compensatory and/or rescissionary monetary damages. On November 26, 2001, the court conducted a telephonic hearing on the plaintiffs’ motion for expedited proceeding and denied the motion at the conclusion of that hearing. On November 27, 2001, we were advised by plaintiffs counsel that, in light of the court’s decision on the motion to expedite proceedings, the plaintiffs intended to file a further amended complaint. To date, we have not been served with a further amended complaint.

On August 1, 2001, we received a letter from the counsel for Pavilion Technologies, Inc. alleging that we are infringing one or more claims of fourteen of Pavilion’s patents related to neural networks, expert systems and the control of processes. We have not been served with a complaint in this matter nor received any correspondence from Pavilion since early in 2002.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.01 par value per share, is currently quoted on the OTC Bulletin Board under the symbol “GNSM”. The following table sets forth the high and low closing prices per share of our common stock for the quarterly periods indicated on the OTC Bulletin Board. Due to the low trading volume in our common stock, the reported trading prices may not be indicative of the value of our common stock.

2003	High	Low
First quarter	$0.85	$0.52
Second quarter	$1.25	$0.60
Third quarter	$0.75	$0.60
Fourth quarter	$1.15	$0.60

2002	High	Low
First quarter	$0.90	$0.55
Second quarter	$1.03	$0.70
Third quarter	$1.10	$0.40
Fourth quarter	$0.95	$0.40

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

There were approximately 132 holders of record of our common stock as of March 29, 2004. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

We have not sold any unregistered securities in the last three years.

Information with respect to securities authorized for issuance under our equity compensation plans will be included in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on May 27, 2004 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data are derived from our audited consolidated financial statements. When you read this selected financial data, it is important that you also read our Management’s Discussion & Analysis of Financial Conditions and Results of Operations, and our historical consolidated financial statements and related notes included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

The consolidated financial statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the report previously issued by Arthur Andersen LLP on the our financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this document. This previously issued report has not been reissued by Arthur Andersen LLP.

	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Operations Data:
Revenues:
Product	$4,728	$6,473	$6,302	$11,992	$19,628
Services	9,895	10,978	13,879	15,583	16,799

Total revenues	14,623	17,451	20,181	27,575	36,427

Cost of revenues
Product	707	787	969	1,073	1,315
Services	3,093	2,800	3,765	7,323	7,259

Total cost of revenue	3,800	3,587	4,734	8,396	8,574

Gross profit	10,823	13,864	15,447	19,179	27,853

Operating expenses:
Sales and marketing	5,580	5,300	8,865	17,379	18,214
Research and development	3,303	3,217	4,999	7,614	6,470
General and administrative	3,708	3,405	4,390	4,942	5,288
Restructuring charge (1)	216	—	2,559	—	—

Total operating expenses	12,807	11,922	20,813	29,935	29,972

Operating income (loss)	(1,984)	1,942	(5,366)	(10,756)	(2,119)
Other income (loss) net (2)	245	(162)	1,903	211	503

Income (loss) before provision for income taxes	(1,739)	1,780	(3,463)	(10,545)	(1,616)
Provision for income taxes	44	136	286	2,271	336

Net income (loss)	$(1,783)	$1,644	$(3,749)	$(12,816)	$(1,952)

Basic earnings (loss) per share	$(0.26)	$0.24	$(0.57)	$(2.01)	$(0.32)
Diluted earnings (loss) per share	$(0.26)	$0.23	$(0.57)	$(2.01)	$(0.32)
Basic weighted average common shares outstanding	6,964	6,715	6,531	6,365	6,149
Diluted weighted average common shares outstanding	6,964	7,042	6,531	6,365	6,149

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,818	$3,884	$1,967	$3,355	$11,685
Other long-term liabilities	41	70	27	—	—
Long-term deferred revenue	150	336	—	—	—
Working capital (deficit)	(738)	561	(2,439)	285	12,814
Total assets	8,286	10,323	9,932	15,540	26,934
Total stockholders’ equity (deficit)	652	2,030	(436)	2,412	14,922

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.
(2)	In 2001, we recorded a gain of $2,000,000 on the sale of our NetCure business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, ‘expect”, “intend” and similar expressions, as they relate to us or our management identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth below under the caption “Factors Affecting Future Operating Results.” Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Factors that May Affect Future Results”.

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for expert operations management. Our flagship product has been, and continues to be, G2, which can emulate the reasoning of human experts as they assess, diagnose, and respond to unusual operating situations or as they seek to optimize operations. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 17,000 licenses to customers in a variety of industries.

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality and ability to integrate with a wide variety of industry-standard products and protocols. We released a major version of G2, version 7.0, in March 2003, which constituted a significant advance in our product. Version 7.0 included many significant enhancements intended to bring G2 into line with current industry standards. Version 7.1 was released in December 2003, adding to G2’s integration capabilities with support for message-oriented middleware and other capabilities. We have begun field testing a pre-release version of G2 8.0, which when commercially released will represent a generational advance in our G2 product line.

In 2003, we refocused our direct sales force on generation of new business in three vertical markets: chemical, oil and gas; government, and water utilities. Our sales to these vertical markets involve a mix of direct sales to end users and indirect sales through partners. In geographic areas where we do not have direct sales force coverage, or in market sectors where we do not possess the requisite detailed industry knowledge to deploy our products successfully, we work with channel partners. These partners pursue new business based on Gensym products in various markets including business process management, various manufacturing sectors, telecommunications, and transportation.

To assist our end users and partners in develop applications, we offer professional services in the U.S., Europe, and the Middle East. In some cases we enter into fixed price contracts to deliver application solutions.

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asia-Pacific region. In 2003, approximately 32% of our revenues were generated from license sales, 15% from consulting and training and 53% from customer support services. Prices for our products are generally denominated in U.S. dollars, although we do some business in local currencies. The chemical, oil and gas industries are a major market for us. The U.S. Government, particularly the Department of Defense, is a major customer. We have several significant OEM partners, among them Siemens, Ericsson, and Motorola.

Detailed domain knowledge and expertise are critical elements for the success of our product implementations. Therefore, we frequently work closely with partners who are able to provide such expertise and are familiar with particular markets and applications. Our partners are value-added resellers, original equipment manufacturers, and system integrators. Partners account for approximately half of our product revenues.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are critical to an understanding of our consolidated financial statements and involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from two primary sources: (1) product licenses and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, (SOP 98-9), both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), we also apply the provisions of Statement of Position No. 81-1 Accounting for Performance of Construction Type and Certain Production-Type Contracts, (SOP 81-1) to certain contracts involving the sale of product licenses and services. We do not generally provide for rights of return related to sales of our product licenses.

We exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period. Our judgments and estimates related to revenue recognition primarily relate to the determination of fair value of services when sold together with licenses and our estimates of costs to complete under contracts accounted for under the percentage of completion method of accounting. If our estimates differed from those reflected in our financial statements, the amount and timing of our revenues may be impacted in a particular period.

Accounts Receivable and Allowance for Doubtful Accounts

We make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Uncertainties affecting our estimates include future industry and economic trends and the related impact of the financial condition of our customers, as well as the ability of our customers to generate cash flows sufficient to pay us amounts due. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due us could be reduced by a material amount which may have a material effect on our financial position, results of operations or cash flows.

Foreign Currency Translation

Our contracts with our customers are generally denominated in U.S dollars or Euros. We transact business in various countries and thus have exposure to fluctuations in foreign currency exchange rates. This exposure is primarily related to intercompany receivable and payable balances that are recorded on the balance sheet in currencies other than the functional currency. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the statement of operations. In addition, we have certain cash balances held in currencies other than our functional currency or the functional currency of our subsidiaries. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the appropriate statements of operations.

To date, we have not used financial instruments to hedge operating activities denominated in foreign currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes as well as net operating losses. These differences result in deferred tax assets and liabilities, including net operating loss carryforwards, research and development tax credits and foreign tax credits. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses will be charged directly to additional paid in capital. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance of due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating loss carryforwards and research and development tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations. At December 31, 2003, we continued to have a 100% valuation allowance against our deferred tax assets.

We have taken the position under APB 23, Accounting for Income Taxes—Special Areas, that all earnings of its foreign subsidiaries are permanently reinvested. Therefore, no U.S. taxes have been provided on these unremitted accumulated foreign earnings.

The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. See our audited consolidated financial statements and notes thereto which begin on page 35 of this Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following is an overview of our results of operations for the last three years:

	Year ended December 31,
	2003	2002	2001
Revenues:
Product	$4,728,000	$6,473,000	$6,302,000
Service	$9,895,000	$10,978,000	$13,879,000

Total revenues	$14,623,000	$17,451,000	$20,181,000

•	Net loss was $1,783,000 in 2003, net income was $1,644,000 in 2002, and net loss was $3,749,000 in 2001.

•	In 2001, we recognized a gain of $2,000,000 on the sale of our NetCure business and incurred restructuring charges of $2,559,000. In 2003, we recognized a restructuring charge of $216,000.

The following table sets forth certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year ended December 31,
	2003	2002	2001
Revenues:
Product	32.3%	37.1%	31.2%
Service	67.7	62.9	68.8

Total revenues	100.0	100.0	100.0

Cost of revenues
Product	4.8	4.6	4.8
Service	21.2	16.0	18.7

Total cost of revenue	26.0	20.6	23.5

Gross margin	74.0	79.4	76.5

Operating expenses:
Sales and marketing	38.2	30.4	43.9
Research and development	22.6	18.4	24.8
General and administrative	25.4	19.5	21.7
Restructuring charge	1.4	—	12.7

Total operating expenses	87.6	68.3	103.1

Operating income (loss)	(13.6)	11.1	(26.6)
Other income (loss), net	1.7	(0.9)	9.4

Income (loss) before provision for income taxes	(11.9)	10.2	(17.2)
Provision for income taxes	0.3	0.8	1.4

Net income (loss)	(12.2)%	9.4%	(18.6)%

Years Ended December 31, 2003 Compared with Year Ended December 31, 2002

	For the Year Ended,				Changes Between 2003 and 2002
	2003		2002
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands)
Revenues:	$14,623	100.0%	$17,451	100.0%	$(2,828)	(16.2)%
Selected operating expenses
Cost of products sold	707	4.8%	787	4.6%	(80)	2.8%
Cost of services sold	3,093	21.2%	2,800	16.0%	293	(10.4)%
Sales and marketing	5,580	38.2%	5,300	30.4%	280	(9.9)%
Research and development	3,303	22.6%	3,217	18.4%	86	(3.0)%
General and administrative	3,708	25.4%	3,405	19.5%	303	(10.7)%
Restructuring charges	216	1.4%	—	0.0%	216	(7.6)%

Revenues

We derive our revenues from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

Total revenues were $14,623,000 for the year ended December 31, 2003 as compared to $17,451,000 for the same period in 2002, a decrease of $2,828,000, or 16%. The reduction in revenue is attributable to a decrease of $1,745,000, or 27%, in product revenues and a decrease of $1,083,000, or 10%, in service revenues. Product revenues fell mainly as a result of the continued economic slowdown, the volatile situation in the Middle East, and a restructuring of the sales force during the first half of the year. Service revenues decreased due to several factors including a decrease in new maintenance contracts, the suspension of a significant consulting project in the United Kingdom due to acquisition of our customer by another entity, and an overall decrease in product revenues. International revenues accounted for 54% of total revenues in 2003 and 57% in 2002, while U.S. revenues accounted for 46% and 43% in 2003 and 2002, respectively.

Product.    Product revenues declined by $1,745,000, or 27%, to $4,728,000 for the year ended December 31, 2003 from $6,473,000 in 2002. Europe product revenue was $1,821,000, or 39% of total product revenue in 2003, and $3,406,000, or 53% of total product revenue in 2002. Product revenues in Europe fell mainly as a result of the continued overall economic downturn, the fact that important next-generation G2 capabilities had not yet been released, and the war in Iraq’s impact on both key markets (chemical, oil & gas) and regions (Middle East). U.S. product revenues remained relatively unchanged in 2003 from 2002, while we saw a slight decrease in Asia product revenue, specifically in the manufacturing sectors.

Services.    Service revenues decreased $1,083,000, or 10%, to $9,895,000 for the year ended December 31, 2003 from $10,978,000 in 2002. Maintenance revenues decreased $677,000, or 8%, to $7,814,000 in 2003 compared to $8,491,000 in 2002. Consulting revenues decreased $266,000, or 12%, to $1,864,000 in 2003 compared to $2,130,000 in 2002. The decrease in consulting revenues was due to the suspension of a significant consulting project in the United Kingdom, and the overall decrease in product revenues. Training revenues decreased by $140,000, or 39%, to $217,000 in 2003 compared to $357,000 in 2002. Travel restrictions and bans within some companies contributed to the reduction in training revenues.

Cost of Revenues

Cost of revenues consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues was $3,800,000 for the year ended December 31, 2003 as compared to $3,587,000 for the same period in 2002, an increase of $213,000, or 6%. The increase in cost of revenues was primarily the result of our new sales commission plan, amortization expense related to certain intangible assets acquired in 2003 and the pass through cost of specialized software purchased for a customer project. This increase was partially offset by a reduction in bonus expense. The average number of employees associated with the cost of revenue increased by one, to an average of 26 employees in 2003. There were 24 full-time cost of revenues employees as of December 31, 2003.

Product cost was $707,000 in 2003, a decrease of $80,000, or 10%, from $787,000 in 2002. The decrease in product costs is attributable to a $127,000 decrease in salary and salary related expenses, and to a reduction in royalty expense of $52,000 offset by an increase of $75,000 for the purchase of specialized software for a customer project and an increase of $63,000 related to amortization expense for intangible assets purchased in 2003. The average number of employees associated with product cost decreased by one in 2003. There were three full-time product employees as of December 31, 2003.

Services cost was $3,093,000 in 2003, an increase of $293,000, or 11%, from $2,800,000 in 2002. The increase was primarily the result of a $121,000 increase in salary expense, $149,000 increase in commissions, and a $39,000 increase in travel expenses offset by a decrease of $58,000 in bonus expense. The average number of employees associated with service cost increased by two to an average of 22 employees in 2003. There were 21 full-time service employees as of December 31, 2003.

Gross margin on revenues decreased from 79% in 2002 to 74% in 2003.

Operating Expenses

Total operating expenses were $12,807,000 in 2003 (88% of total revenues) as compared to $11,922,000 (68% of revenues) in 2002, an increase of $885,000, or 7%. Operating expenses for the year ended December 31, 2003, excluding restructuring charges, were $12,591,000 (86% of total revenue), an increase of $669,000, or 6%, from $11,922,000 in 2002. The increase in operating expenses were primarily the result of increases in salaries, accounting and legal fees, and commissions, offset by a decrease in bonus expense. The average number of employees associated with operating expenses increased by five to an average of 61 employees in 2003. There were 53 full-time operating employees as of December 31, 2003.

Sales and Marketing.    Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 2003, sales and marketing expenses increased $280,000, or 5%, to $5,580,000 (38% of total revenues) compared to $5,300,000 (30% of total revenues) in 2002. The increase in expenses was primarily the result of increases in salaries of $346,000, commissions of $79,000, and travel of $129,000. These increases were offset by decreases in contractors of $215,000 and marketing materials for sales and lead-generation activities of $43,000. The average number of employees associated with sales and marketing increased by two to an average of 23 employees in 2003. There were 19 full-time sales and marketing employees as of December 31, 2003.

Research and Development.    Research and development expenses consist primarily of costs of personnel, equipment, and facilities. For the year ended December 31, 2003, research and development expenses increased $86,000, or 3%, to $3,303,000 (23% of total revenue), compared to $3,217,000 (18% of total revenue) in 2002. The increase in expenses were primarily the result of an increase in our funding of the TrueManage project of $320,000, an increase in support costs of $140,000, a decrease in salaries and benefits of $81,000, a decrease in bonus of $195,000, and a decrease in engineering support from internal consultants of $125,000. The average number of employees associated with research and development increased by two to an average of 20 employees in 2003. There were 18 full-time engineers as of December 31, 2003.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. General and administrative expenses increased $303,000, or 9%, to $3,708,000 (25% of total revenue) for the year ended December 31, 2003 compared to $3,405,000 (20% of total revenue) in 2002. Professional, accounting and legal fees were $1,588,000 in 2003 as compared to $841,000 in 2002. This represents an increase of $747,000, or 89%, from 2002. During 2003 we incurred significant accounting and legal expense due to the turnover of accounting personnel and new regulations passed by the SEC and Congress. Bonus expense decreased by $279,000 from 2002. The company also received value added tax reimbursements of $183,000 that were credited against general and administrative expense during 2003. The average number of employees associated with general and administration increased by one to an average of 18 employees in 2003. There were 16 full-time administration employees as of December 31, 2003.

Restructuring Charge.    In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level commensurate with current levels of revenue. The restructuring plan consisted of reductions in employee headcount totaling 15 employees, from all operating groups and geographic areas. In accordance with this plan, we recorded a restructuring charge of $216,000 in 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs. At December 31, 2003, there remains an accrual of $126,000 that is expected to be paid by the end of June 2004.

Other Income (loss)

Other income (loss) consists primarily of foreign exchange translation gains and losses, interest income and interest expense. For the year ended December 31, 2003, other income was $245,000, compared to other loss of $162,000 for the year ended December 31, 2002. We realized foreign exchange gains of $226,000 due to the strengthening of the Euro currency during 2003, compared to foreign exchange losses of $211,000 in 2002. Interest income for the year ended December 31, 2003 decreased by $54,000, or 64%, primarily as a result of lower average cash balances. Interest expense for the year ended December 31, 2003 increased $5,000, or 31%, to $21,000 compared to $16,000 in 2002.

Income Taxes

We recorded a provision for income taxes of $44,000 and $136,000 for the years ended December 31, 2003 and 2002, respectively. The tax provisions for 2003 and 2002 primarily represent taxes on income generated in certain foreign jurisdictions, where we do not have operating loss carryforwards, and withholding taxes on sales in certain foreign jurisdictions of $103,000.

Years Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenues

Total revenues were $17,451,000 for the year ended December 31, 2002 as compared to $20,181,000 for the same period in 2001, a decrease of $2,730,000, or 14%. Total revenues decreased as a result of a decrease in sales of application consulting services and product maintenance contracts. Maintenance revenues fell by $2,901,000, mainly as a result of customers electing not to renew their maintenance contracts due to (1) fears about our financial viability after our 2001 restructuring, and (2) the reduction in the frequency and number of enhancements to G2 and G2-related products during 2000 and 2001, when we were focused on developing new network management products. We have been conducting an active campaign to re-sign customers who have let their support contracts lapse. International revenues accounted for 57% of total revenues in 2002 and 44% in 2001 while U.S. revenues accounted for 43% and 56% in 2002 and 2001, respectively.

Product.    Product revenues increased by 3% to $6,473,000 for the year ended December 31, 2002 from $6,302,000 in 2001. License sales were primarily to existing customers.

Services.    Services revenues decreased $2,901,000, or 21%, to $10,978,000 for the year ended December 31, 2002 from $13,879,000 in 2001. The decrease in service revenues was primarily due to a decrease in application consulting revenues and a decrease in customer maintenance contracts. Consulting revenues decreased $1,665,000, or 44%, and maintenance renewals decreased $1,071,000, or 11%, in 2002 compared to 2001. The declining strength of the US economy had caused widespread loss of business in most sectors of the consulting market, including those in which we compete.

Cost of Revenues

Cost of revenues was $3,587,000 for the year ended December 31, 2002 and $4,734,000 for the same period in 2001, a decrease of $1,147,000 in 2002, or 24%. The decrease in cost of revenues was primarily the result of our 2001 restructuring actions that reduced overall operating expenses. The average number of employees associated with the cost of revenue decreased by 11, to an average of 25 employees in 2002, compared to an average of 36 employees during 2001. This resulted in personnel related expenses decreasing approximately $1,103,000 for 2002.

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

Operating Expenses

Total operating expenses were $11,922,000 in 2002 (68% of total revenues) as compared to $20,813,000 (103% of revenues) in 2001. Operating expenses for the year ended December 31, 2001, excluding restructuring charges, were $18,254,000 (90% of total revenue). The decrease in operating expenses was primarily a result of the restructuring plan to reduce operating costs undertaken in 2001. The average number of employees associated with operating expenses decreased by 33 to 57 during 2002, resulting in a decrease of personnel related operating expenses for 2002 of approximately $3,882,000. There were 53 employees associated with operating expenses at December 31, 2002.

Sales and Marketing.    For the year ended December 31, 2002, sales and marketing expenses decreased $3,565,000, or 40%, to $5,300,000 (30% of total revenues) compared to $8,865,000 (44% of total revenues) in 2001. The decrease in expenses resulted from a decrease in personnel related costs of $2,103,000 and a decrease in allocated facilities support costs of $395,000, or 48%. The number of employees associated with sales and marketing on average decreased by 17, from an average of 38 employees in 2001 to an average of 21 employees during 2002.

Research and Development.    For the year ended December 31, 2002, research and development expenses decreased $1,782,000, or 36%, to $3,217,000 (18% of total revenue), compared to $4,999,000 (25% of total revenue) in 2001. The decrease in expenses resulted from a decrease of personnel related costs of $1,112,000 and a decreased share of allocated facilities support expenses of $328,000. The number of employees associated with research and development, increased by 7 during 2002 to 21 employees at December 31, 2002. However, the average number of employees in 2002 was 19, compared to 29 in 2001. During 2001, our on-going restructuring efforts and the sale of our NetCure product line in November 2001 to Rocket Software resulted in decreases in research and development expenses for 2002.

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

Restructuring Charge.    In January, April, July, and August 2001, we undertook restructuring plans to reduce operating costs. For the year ended December 31, 2001 we incurred restructuring charges of $2,559,000. The restructuring plans consisted of reductions in employee headcount and the closing of certain offices. The reductions in employee headcount were from all operating groups and from all geographical areas and totaled approximately 45 in January, 13 in April, 12 in July, and 50 in August. The restructuring charge included a non- cash amount of approximately $657,000 related primarily to cumulative translation adjustments associated with the closing of foreign offices and liquidation of subsidiaries in Europe, the Far East and Asia-Pacific, and approximately $1,902,000 related to employee severance. Approximately $1,663,000 was paid out for employee severance in the year ended December 31, 2001 related to the restructuring actions. The remaining $239,000 of severance payments was paid in the year ended December 31, 2002.

Other Income (Loss)

Other income (loss) consists primarily of interest income, interest expense, foreign exchange transaction gains and losses, and the sale of assets. For the year ended December 31, 2002, other loss was $162,000, compared to other income of $1,903,000 for the year ended December 31, 2001. The income in 2001 consisted primarily of $2,000,000 in net proceeds from the sale of our NetCure product line to Rocket Software. Interest income for the year ended December 31, 2002 increased by $62,000, or 270%, primarily as a result of higher average cash balances. Interest expense for the year ended December 31, 2002 decreased $23,000, or 59%, to $16,000 compared to $39,000 in 2001. During 2001, we incurred interest expense on the borrowings from bank financing arrangements and bridge loans. There were no significant borrowings in 2002.

Income Taxes

We recorded a provision for income taxes of $136,000 and $286,000, for the years ended December 31, 2002 and 2001, respectively. The tax provisions for 2002 and 2001 primarily represent taxes on income generated in certain foreign jurisdictions, where we do not have operating loss carryforwards and withholding taxes on sales in certain foreign jurisdictions.

Liquidity and Capital Resources

Our December 31, 2003 cash and cash equivalents were $1,818,000, a decrease of $2,066,000 from December 31, 2002. Cash used in operations in 2003 was $1,867,000 compared to cash provided by operations of $1,872,000 in 2002. Cash used in operations in 2003 was primarily due to a net loss of $978,000, net of non-cash expenses (depreciation and amortization, loss on disposal of equipment and the non-cash portion of compensation. In addition, cash flows used in operations were impacted by a decrease in deferred revenue of $249,000, a paydown of accounts payable and accrued expenses of $557,000, and increases in accounts receivable of $49,000 and prepaid expenses and other assets of $33,000.

Cash used by investing activities in 2003 was $448,000 compared to $313,000 in 2002 and primarily consisted of $327,000 used to purchase equipment, of which $102,000 was financed through a capital lease obligation and the purchase of certain intangible assets for $250,000.

Cash provided by financing activities in 2003 was $57,000, which consisted of $102,000 of proceeds received from a long-term borrowing in connection with a capital lease of computer equipment. Principal payments on capital leases amounted to $143,000 and were partially offset by $98,000 from the issuance of common stock under our stock purchase plan and exercise of stock options by employees.

On March 28, 2001, we entered into an accounts receivable financing agreement with Silicon Valley Bank. The financing agreement provided us the ability to borrow up to 80% of our qualified and eligible gross domestic accounts receivable up to a maximum of $2,500,000. Borrowings under this agreement were at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. This facility was terminated on August 31, 2003 because it had not been used since October 2001.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations, short-term financing arrangements, and our current cash and cash equivalents.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Based on current forecasts, management believes that we have sufficient liquidity to finance operations for the next twelve months. Management’s expectations for future revenue growth, profitability, and operating cash flows involve significant judgments and estimates. Should these judgments and estimates prove to be inaccurate, we have the intent and ability to reduce our costs and delay, scale back, or eliminate certain of our activities in order to ensure that we maintain positive cash and working capital. Any of these actions could have a material adverse long-term effect on our business, financial condition and results of operations.

Contractual Obligations

Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We have capital leases for certain communications and computer equipment. Our obligations relating to these leases at December 31, 2003 are as follows:

(In thousands)	2004	2005	2006	2007	2008
Operating leases	$1,040	$896	$188	$36	$5
Capital leases	91	43	—	—	—

Total lease obligations	$1,131	$939	$188	$36	$5

Rent, office lease, and equipment lease expense under the above leases were approximately $1,158,000 in 2003, $1,598,000 in 2002 and $1,798,000 in 2001.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures as capital resources that are material to investors.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2003, 501,300 shares had been repurchased at a cost of approximately $1,869,000. We have not purchased any shares of our common stock since March 1999. In 2003, we reissued 76,131 shares with a weighted average fair value of $0.76 to non-employee directors and two consultants. In 2002, we reissued 35,957 shares with a weighted average fair value of $0.68 to employees, non-employee directors and a consultant. As of December 31, 2003, 389,212 shares remained in treasury at a cost of $1,458,000.

Related Party Transactions

On January 9, 2002 we entered into a three-year original equipment manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation founded by a one of our employees who continues to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sale price, in connection with our use of their product. These payments are to be made within 30 days after payment from the end user is received. We paid Integration Objects approximately $162,000 and $61,000 during the years ended December 31, 2003 and 2002, respectively, under this agreement. At December 31, 2003, we had unpaid royalties to Integration Objects of $21,000.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150. This statement affects the classification, measurement, and disclosure requirements for the following three types of freestanding financial instruments: (1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; (2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets which includes put options and forward purchase contracts; and (3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as market index, or varies inversely with the value of the issuers shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

Factors That May Affect Future Results

We have a history of operating losses, and we may not remain profitable.

We incurred operating losses for two out of the three years ending December 31, 2003, including fiscal year 2003. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002, although our revenues declined from the fiscal year ended December 31, 2001. In June of 2003, our Board of Directors approved a workforce reduction plan. We incurred operating losses in each of the first three quarters of 2003 and for the year ended December 31, 2003 but achieved net income profitability in the fourth quarter of 2003. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will return to profitability.

We are increasingly reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a larger component of our total revenues, representing 44%, 39% and 37% of our total revenues in the years ended December 31, 2003, 2002 and 2001, respectively. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 56%, 52% and 55% of our product revenues in years ended December 31, 2003, 2002 and 2001, respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, or financial position.

We depend heavily on our sales and marketing force.

Our future success in the expert operations management marketplace will depend, in part, upon the productivity of our sales and marketing personnel and our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel. There can be no assurance that our investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that our sales and marketing personnel will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. Our inability to manage our sales and marketing personnel effectively could have a material adverse effect on our business, results of operations, cash flows, or financial position.

Our quarterly operating results may vary, leading to fluctuations in trading prices for our common stock and possible liquidity problems.

We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. There can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from 6 to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter’s revenues from software licenses has come from license contracts that have been executed in the final weeks of that quarter. The revenues for a quarter may include some large orders. If the timing of any of these large orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our results of operations and cash flows, which may impact our ability to continue as an independent concern.

Sales of our products are highly dependent on our customers’ capital expenditure budgets. If an economic downturn causes our customers to reduce their capital expenditures, our revenues may be adversely affected.

Because capital expenditures are often viewed as discretionary by organizations, sales of our products for capital budget projects are subject to general economic conditions. Future recessionary conditions in the industries that use our products may adversely affect our business, results of operations, cash flows, or financial position.

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

In addition, we rely on many of our distribution partners to develop G2-based products for specialized markets. Accordingly, our business and financial results are also linked to the continued successful product development by our partners and market acceptance of such G2-based products. Any decline in the demand for G2 and our other products, whether as a result of competitive products, price competition, the lack of success of our partners, technological change, the shift in customer demand toward complete solutions, or other factors, could have a material adverse effect on our business, results of operations, cash flows, or financial position.

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

Our international revenues represented 54%, 57%, and 44% of our total revenues for years ended December 31, 2003, 2002, and 2001, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, or financial position.

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

In addition, we believe that end users in our markets are increasingly seeking application-specific products and components as well as complete solutions, rather than general software tools to develop application-specific functionality and solutions. Meeting this demand has required us to modify our sales approach. We are increasingly reliant on indirect channel partners, including original equipment manufacturers, value-added resellers, and systems integrators, to satisfy market requirements. A number of software companies offer products that compete in specific application areas addressed by these partners, such as cement kiln control, manufacturing execution systems, logistics systems, and network management, and they could be successful in supplying alternatives to products based on our software.

Certain companies, such as Micromuse and Aspen Technology, sell “point solutions” that compete with our expert operations management products with respect to specific applications or uses. Several companies, including Ilog S.A., Pavilion, and System Management Arts, offer expert operations management products with limited real-time, expert system, or fault isolation capabilities, but at lower price points than those provided by us. Certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

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

We believe that continued investment in research and development and sales and marketing will be required to maintain our competitive position. There can be no assurance that competitors will not develop products or provide services that are superior to our products or services or achieve greater market acceptance. Competitive pressures faced by us could force us to reduce our prices, which could result in reduced profitability. There can be no assurance that we will be able to compete successfully against current and future sources of competition or that such competition will not have a material adverse effect on our business, results of operations, cash flows, or financial position.

Our software is complex and may contain undetected errors. Such errors could cause costly delays in product introduction or require costly software design modifications.

Complex software products such as those that we offer may contain unintended errors or failures commonly referred to as “bugs.” There can be no assurance that, despite significant testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although we have not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future that could cause delays in product introduction and shipments or require design modifications that could adversely affect our business, results of operations, cash flows, or financial position.

Because we rely heavily upon proprietary technology, our business could be adversely affected if we are unable to protect our proprietary technology or if third parties successfully assert infringement claims against us.

Our success is heavily dependent upon our proprietary technology. We rely upon a combination of trade secret, contract, copyright, patent, and trademark law to protect our proprietary rights in our products and technology. We enter into confidentiality and/or license agreements with our employees, third-party resellers, and end users and limit access to and distribution of our software, documentation, and other proprietary information. In addition, we have placed technical inhibitors in our software that prevent such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which our products are distributed. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology by third parties, or that third parties will not be able to develop similar technology independently. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

In August 2001, we received a letter from a third party alleging that we are infringing one or more of their patents relating to neural networks and expert systems and the control of processes. At this time, no formal legal action has been filed. While we believe that these allegations are without merit, there can be no assurance that the third party will not file formal legal action relating to its claims or, if formal legal action is filed, that our defense against those claims will be successful.

Our research and development in new reasoning technologies may not lead to profitable commercialization.

We are developing a new software reasoning platform, TrueManage, that is designed for handheld computing devices and targeted at application markets not currently addressed by our G2 and G2-based products. We have also begun to develop a TrueManage application product called LifeVisor, a cell phone device for self-management of chronic conditions such as diabetes and obesity. Development of TrueManage and LifeVisor is complex, requiring specialized technical expertise. The targeted handheld computing markets are experiencing rapid advancements in related technologies and applications. We anticipate that it will require significant funding to develop, launch, and build distribution channels for TrueManage and LifeVisor. Our strategy is to distribute these products through other companies that have significantly larger presence and scale in the targeted markets than we do. There can be no assurance that we will be able to successfully complete the development of TrueManage and LifeVisor, that we will be able to provide functionality that is accepted by the targeted markets, or that we will be able to build partnerships for profitable distribution of these products.

Our stockholders may face an illiquid market for the shares of our stock that they own.

On August 21, 2001, our stock was delisted from the NASDAQ National Market because we failed to meet the applicable listing standards. Our common stock currently trades on the OTC Bulletin Board. The delisting may negatively impact the liquidity of our common stock, not only in the number of shares that can be bought or sold, but also through delays in the timing of transactions and the reductions in potential security analyst and media coverage. This may reduce the demand for our common stock and its trading price. The delisting may also impair our ability to raise additional working capital.

Our common stock is subject to regulation as a “penny stock.” The Securities and Exchange Commission has adopted regulations that generally define “penny stock” to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions. For transactions covered by the “penny stock” rules, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser’s written consent to the transaction prior to the purchase.

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

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At December 31, 2003, substantially all of our funds were in demand deposit accounts and government securities.

Impact of Foreign Currency Rate Changes

Our contracts with our customers are generally denominated in U.S. dollars or Euros. We transact business in various countries and thus have exposure to adverse movements in foreign currency exchange rates. This exposure is primarily related to intercompany receivable and payable balances that are recorded on the balance sheet in currencies other than the functional currency. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the statement of operations. In addition, we have certain cash balances held in currencies other than our functional currency or the functional currency of our subsidiaries. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the appropriate statements of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,818	$3,884
Accounts receivable, net of allowance for doubtful accounts of $202 in 2003 and $396 in 2002	4,015	3,876
Prepaid and other current assets	872	688

Total current assets	6,705	8,448

Property and equipment, net	908	1,276
Deposits and other assets	673	599

Total assets	$8,286	$10,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$235	$281
Accrued expenses	2,008	2,478
Current portion of capital lease obligations	83	83
Restructuring	126	—
Deferred revenue	4,991	5,045

Total current liabilities	7,443	7,887
Other long-term liabilities	41	70
Long-term deferred revenue	150	336

Total liabilities	7,634	8,293

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $.01 par value—Authorized 2,000,000 shares
Issued and outstanding—none	—	—
Common Stock, $.01 par value—Authorized—20,000,000 shares
Issued—7,501,105 and 7,315,949 shares in 2003 and 2002 respectively
Outstanding—7,111,893 and 6,850,606 shares in 2003 and 2002, respectively	75	73
Capital in excess of par value	21,889	21,793
Treasury stock—389,212 shares in 2003 and 465,343 shares in 2002, at cost	(1,458)	(1,735)
Accumulated deficit	(20,086)	(18,084)
Accumulated other comprehensive income (loss)	232	(17)

Total stockholders’ equity	652	2,030

Total liabilities and stockholders’ equity	$8,286	$10,323

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(In thousands, except share data)
Revenues:
Product	$4,728	$6,473	$6,302
Services	9,895	10,978	13,879

Total revenues	14,623	17,451	20,181

Cost of revenues:
Product	707	787	969
Services	3,093	2,800	3,765

Total cost of revenues	3,800	3,587	4,734

Gross profit	10,823	13,864	15,447

Operating expenses:
Sales and marketing	5,580	5,300	8,865
Research and development	3,303	3,217	4,999
General and administrative	3,708	3,405	4,390
Restructuring charges	216	—	2,559

Total operating expenses	12,807	11,922	20,813

Operating income (loss)	(1,984)	1,942	(5,366)

Other income (loss):
Interest income	31	85	23
Interest expense	(21)	(16)	(39)
Other income (expense), net	235	(231)	1,919

	245	(162)	1,903

Income (loss) before provision for income taxes	(1,739)	1,780	(3,463)

Provision for income taxes	44	136	286

Net income (loss)	$(1,783)	$1,644	$(3,749)

Basic earnings (loss) per share	$(0.26)	$0.24	$(0.57)

Diluted earnings (loss) per share	$(0.26)	$0.23	$(0.57)

Basic weighted average common shares outstanding	6,964	6,715	6,531

Diluted weighted average common shares outstanding	6,964	7,042	6,531

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)	Comprehensive income (loss)
	Number of Shares	$0.01 Par Value
	(In thousands, except share data)
BALANCE, DECEMBER 31, 2000	6,968,270	$70	$21,620	$(1,869)	$(15,869)	$(1,540)	$2,412
Issuance of common stock under ESPP	165,977	1	85	—	—	—	86
Foreign currency translation adjustment	—	—	—	—	—	815	815	$815
Net loss					(3,749)		(3,749)	(3,749)

Comprehensive net loss for the year ended December 31, 2001	—	—	—	—		—		$(2,934)

BALANCE, DECEMBER 31, 2001	7,134,247	71	21,705	(1,869)	(19,618)	(725)	(436)
Stock awards issued			7				7
Issuance of common stock under ESPP	181,702	2	81	—	—	—	83
Issuance of treasury stock for stock awards	—	—	—	134	(110)	—	24
Foreign currency translation adjustment	—	—	—	—	—	708	708	$708
Net income	—	—	—	—	1,644	—	1,644	1,644

Comprehensive net income for the year ended December 31, 2002	—	—	—	—		—	—	$2,352

BALANCE, DECEMBER 31, 2002	7,315,949	73	21,793	(1,735)	(18,084)	(17)	2,030
Exercise of stock options	11,869	—	4	—	—	—	4
Issuance of common stock under ESPP	173,287	2	92	—	—	—	94
Issuance of treasury stock for stock awards	—	—	—	277	(219)	—	58
Foreign currency translation adjustment	—	—	—	—	—	249	249	$249
Net loss	—	—	—	—	(1,783)	—	(1,783)	(1,783)

Comprehensive net loss for the year ended December 31, 2003								$(1,534)

BALANCE DECEMBER 31, 2003	7,501,105	$75	$21,889	$(1,458)	$(20,086)	$232	$652

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,783)	$1,644	$(3,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	715	575	726
Loss on disposal of equipment	31	13	58
Non-cash portion of restructuring charge	—	—	657
Non-cash impact of foreign currency translation adjustment	—	475	—
Non-cash compensation	58	31	—
Gain on sale of NetCure product	—	—	(2,000)
Changes in assets and liabilities:
Accounts receivable	(49)	1,572	3,404
Prepaid expenses and other assets	(33)	(240)	788
Accounts payable	(59)	(219)	(557)
Accrued expenses	(498)	(509)	(2,481)
Deferred revenue	(249)	(1,470)	335

Net cash provided by (used in) operating activities	(1,867)	1,872	(2,819)

CASH FLOW FROM INVESTING ACTIVITIES:
Sales of short-term investments	—	—	698
Proceeds from sale of NetCure product, net of transaction costs	—	—	2,000
Purchases of property and equipment	(327)	(272)	(693)
Purchase of intangible assets	(250)	—	—
(Increase) decrease in other assets	129	(41)	171

Net cash (used in) provided by investing activities	(448)	(313)	2,176

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under capital leases, bank financing agreements and bridge loans	102	—	2,367
Repayments of bank financing agreements and bridge loans	—	—	(2,367)
Principal payments on capital lease obligations	(143)	(35)	(95)
Proceeds from exercise of stock options and issuance of common stock under stock plans	98	83	86

Net cash provided by (used in) financing activities	57	48	(9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	192	310	(38)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,066)	1,917	(690)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,884	1,967	2,657

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,818	$3,884	$1,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for—
Income taxes	$164	$23	$33
Interest	$21	$16	$39
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of equipment under capital lease obligations	$102	$119	$164

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

We are a provider of operations management and expert systems software products. Our products emulate the reasoning of human experts using process knowledge and often real-time data and then, on the basis of such reasoning, make recommendations or take direct operational actions. Most applications of our products are in the areas of management of abnormal conditions and process performance in manufacturing environments, supply chain and logistics management, and network management.

During the year ended December 31, 2003, we sustained a significant loss in the first half of the year. Based on these results, management effected a restructuring plan designed to return the company to profitability by year’s end without sacrificing our significant engineering investments in a next generation of products. Previously, we had achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. Prior to that, we had incurred an operating loss for the year ended December 31, 2001. We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2004. Our ability to maintain growth and profitability in 2004 and beyond is dependent on successful releases of our next generation of G2 and G2-based products, on market acceptance of our existing and next generation of products and related services, and on renewal of maintenance contracts for customer support at near-current levels.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Based on current forecasts, management believes that we have sufficient liquidity to finance operations for the next twelve months. Management’s expectations for future revenue growth, profitability, and operating cash flows involve significant judgments and estimates. Should these judgments and estimates prove to be inaccurate, we have the intent and ability to reduce our costs and delay, scale back, or eliminate certain of our activities in order to ensure that we maintain positive cash and working capital. Any of these actions could have a material adverse long-term effect on our business, financial condition and results of operations.

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

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reseller, provided all other revenue recognition criteria, as specified above, have been satisfied. We historically have not offered resellers contractual rights of return, stock balancing, or price protection.

We assess whether fees are fixed or determinable and free of contingencies or significant uncertainties at the time of sale and recognize revenue if all other revenue recognition criteria are met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Our license arrangements generally do not include acceptance or right of return provisions. However, if an arrangement includes an acceptance or right of return provision, revenue is recognized upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period or when the right of return lapses, as applicable.

Our software arrangements may include consulting services sold separately under consulting engagement contracts that generally include implementation. These services may be provided completely or partially by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as separable elements as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services, such as consideration of whether the services are essential to the functionality of the licensed product, degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

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

Consulting revenues are generally recognized as the services are performed on a time and materials basis. When consulting services are sold in conjunction with software licenses, and those services are considered essential to the functionality of the software, revenue for the entire arrangement is recognized in accordance with the provisions of SOP 81-1. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Education revenues are recognized as the related training services are provided.

(c)    Cost of Revenue

Cost of revenue includes direct costs to manufacture and distribute product and the direct costs of providing consulting, product support, and training.

(d)    Deferred Revenue

Deferred revenue primarily consists of maintenance contracts, where revenue is recognized over the contract period. For all software license transactions in which there are significant outstanding obligations, the associated revenue is deferred and recognized once such obligations are fulfilled.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Cash and Cash Equivalents

For the years ended December 31, 2003 and 2002, substantially all of our cash was held in demand deposit accounts and government securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Cash and cash equivalents were $1,818,000 as of December 31, 2003 and $3,884,000 as of December 31, 2002.

(f)    Accounts Receivable and Allowance for Doubtful Accounts

We establish reserves against accounts receivable for potential credit losses when we determine that receivables are at risk for collection, based on the length of time the receivables are outstanding, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends.

(g)    Concentration of Credit Risk

Generally accepted accounting principles require disclosure of any significant off-balance-sheet risk or credit risk concentrations. Financial instruments, which potentially subject us to concentrations of credit risk, are principally cash, cash equivalents, and accounts receivable. We place our cash and cash equivalents in highly rated institutions. One customer accounted for 9% of total accounts receivable at December 31, 2003. One customer accounted for 10% of total accounts receivable at December 31, 2002. We have no significant off-balance-sheet risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements.

(h)    Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the company’s consolidated statement of operations. The estimated useful lives by asset class are as follows:

Asset Classification	Estimated Useful Lives
Computer equipment and software	3 Years
Furniture and fixtures and office equipment	5 Years
Leasehold improvements and capital leases	Shorter of lease term or useful life

(i)    Intangible and Long-Lived Assets

Intangible assets are amortized over their estimated economic useful life using the straightline method and are carried at cost less accumulated amortization. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based upon a discounted cash flow analysis with a corresponding charge to the operating results. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

(j)    Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments. For purposes of comprehensive income (loss) disclosures, we

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

do not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as we intend on permanently reinvesting undistributed earnings in its foreign subsidiaries.

(k)    Research and Development and Software Development Costs

We have evaluated the establishment of technological feasibility of our various products during the development phase. Due to the dynamic changes in the market, we have concluded that technological feasibility is not established until the development phase of the project is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we charge all research and development expenses, which consist primarily of costs of personnel, equipment, and facilities to operations in the period incurred.

(l)    Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were not material for all years presented.

(m)    Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. In general, unrealized gains and losses arising from translation are accumulated as a separate component of stockholders’ equity and realized gains and losses arising from transactions denominated in foreign currencies are included in other income. Translation gains and losses related to certain intercompany receivables and payables are included in other income.

(n)    Income Taxes

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

(o)    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business. With the sale of our network management product line, NetCure, in fiscal 2001, we believe that it is no longer meaningful or efficient to evaluate and manage the business along two distinct market segments. As such, effective January 1, 2002, we no longer report segment information.

(p)    Computation of Earnings (Loss) per Share

Basic earnings and loss per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted average common shares outstanding plus additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For purposes of this calculation, stock options are considered to be stock equivalents in periods in which they have a dilutive effect. Options that

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are anti-dilutive are excluded from this calculation. The following is a reconciliation of basic and diluted weighted average shares used in the computation of earnings (loss) per share:

	2003	2002	2001
Basic weighted average shares	6,964,000	6,715,000	6,531,000
Effect of stock options	—	327,000	—

Diluted weighted average common shares	6,964,000	7,042,000	6,531,000

For the years ended December 31, 2003 and 2001, the computation of diluted loss per share excludes the effect of 1,413,902 and 1,386,680 shares, respectively, issuable from the assumed exercise of options, as their effect would be antidilutive. For the year ended December 31, 2002, options to purchase 542,000 shares of common stock were outstanding but were not in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common stock and thus would be antidilutive.

(q)    Stock-Based Compensation

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” We continue to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	2003	2002	2001
	(In thousands, except per share amounts)
Net income (loss) as reported	$(1,783)	$1,644	$(3,749)
Stock based compensation expense	229	302	386

Pro forma net income (loss)	$(2,012)	$1,342	$(4,135)
Basic earnings (loss) per share as reported	$(0.26)	$0.24	$(0.57)
Diluted earnings (loss) per share as reported	$(0.26)	$0.23	$(0.57)
Pro forma basic earnings (loss) per share	$(0.29)	$0.20	$(0.63)
Pro forma diluted earnings (loss) per share	$(0.29)	$0.19	$(0.63)

The weighted average fair value for options granted in 2003, 2002 and 2001 was $0.65, $0.75 and $0.52 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected life (years)	7	7	7
Interest rate	4.58%	3.50-5.14%	4.15-5.41%
Volatility	142%	150%	231%
Dividend yield	0	0	0

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of employee stock purchase rights granted in 2003, 2002 and 2001 was $0.34, $0.33 and $0.92, respectively. The fair value ofemployees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected life (years)	.5	.5	.5
Interest rate	1.03%	1.17-1.25%	1.59-3.79%
Volatility	142%	146%	146%
Dividend yield	0	0	0

(r)    Use of Estimates in the Preparation of Financial Statements

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

(s)    Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” SFAS No. 150. This statement affects the classification, measurement, and disclosure requirements for the following three types of freestanding financial instruments: 1) mandatorily redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as market index, or varies inversely with the value of the issuers shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognizes a liability for an exit cost on the date that the entity commits itself to an exit plan. In SFAS No. 146, an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    FINANCING AGREEMENT

On March 28, 2001, we entered into an account receivable purchase agreement with a bank. This facility provided us the ability to borrow up to 80% of the qualified and eligible gross domestic accounts receivable up to a maximum of $2,500,000. Borrowings under this agreement were at an interest rate of 2% per month of the average gross daily purchase account balance, plus an administration fee of 1% of gross purchased account receivables. At December 31, 2002, we had no borrowings outstanding under this facility and $2,500,000 was available. This facility was terminated on August 31, 2003 as it had not been used since October 2001.

(3)    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, (in thousands):

	2003	2002
Computer equipment and software	$3,544	$3,132
Furniture and fixtures and office equipment	892	795
Leasehold improvements	602	898

Total property and equipment, gross	5,038	4,825
Less accumulated depreciation and amortization	(4,130)	(3,549)

Total property and equipment, net	$908	$1,276

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 were $653,000, $575,000 and $726,000, respectively.

(4)    INTANGIBLE ASSETS

On March 12, 2003, the Company acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for embedding in process management applications. In connection with the acquisition, we paid $250,000. This amount is being amortized over a three year period and amortization expense for the year ending December 31, 2003 was $62,500. The net balance at December 31, 2003 is $187,500.

(5)    STOCKHOLDERS’ EQUITY

(a)    Common Stock

We authorized capitalization consists of 20,000,000 shares of common stock and 2,000,000 shares of preferred stock.

(b)    Stock Option Plans

The following table shows the our stock option plans, the number of shares reserved for issuance by the Company’s Board of Directors, and the number of shares available for future issuance as of December 31, 2003:

Plan Name	Number of Shares Reserved for Issuance	Number of Shares Available for Future
1987 Stock Plan	600,000	—
1994 Stock Option Plan	534,850	106,728
1995 Director Stock Option Plan	100,000	36,000
1995 Employee Stock Purchase Plan	1,200,000	94,433
1997 Stock Incentive Plan	500,000	70,962
2000 Stock Incentive Plan	800,000	72,517

	3,734,850	380,640

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1987 Stock Plan provided for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. The board of directors has resolved not to grant any more options under the 1987 Stock Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options. The 1997 Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. The 2000 Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. Under these plans, incentive stock options may be granted at an exercise price not less than the fair market value of our common stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value. Nonqualified stock options may be granted by the board of directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to operations over the vesting period of such options. The terms of exercise of stock options granted under these plans are determined by the board of directors. Incentive stock options generally vest over a three year period and expire no later than 10 years from the date of grant.

The 1995 Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in January 1996 and was amended in May 1997. The Director Plan provides for the grant of stock options to purchase our Common Stock to our non-employee directors. These stock options vest in equal portions over a five-year period and expire 10 years from the date of grant.

On June 30 of each year, each non-employee director is granted an option to purchase 10,000 shares of common stock at an exercise price equal to the then current fair market value. These options vest immediately and expire 10 years from the date of grant.

The following table summarizes the stock option activity for each of the three years in the period ended December 31, 2003:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,705,412	0.72 - $10.00	3.66
Granted	993,117	0.27 - 1.78	0.52
Canceled	(1,311,849)	0.27 - 9.31	3.13

Outstanding at December 31, 2001	1,386,680	0.27 - $10.00	1.91
Granted	237,000	0.56 - 1.05	0.75
Canceled	(278,736)	0.27 - 9.31	3.25

Outstanding at December 31, 2002	1,344,944	$0.27 - $10.00	$1.43

Granted	349,000	0.55 - 1.12	0.65
Exercised	(11,869)	0.27 - 0.81	0.31
Canceled	(268,173)	0.27 - 10.00	1.73

Outstanding at December 31, 2003	1,413,902	$0.27 - $10.00	$1.19

Exercisable at December 31, 2003	968,523	0.27 - 10.00	1.46
Exercisable at December 31, 2002	752,996	0.27 - 10.00	2.02
Exercisable at December 31, 2001	534,811	0.37 - 10.00	3.21

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The range of exercise prices for stock options outstanding and stock options exercisable at December 31, 2003 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.27 – 0.27	191,000	7.76	$0.27	127,341	$0.27
$0.30 – 0.31	36,667	7.69	$0.31	26,668	$0.31
$0.37 – 0.37	275,000	7.59	$0.37	266,667	$0.37
$0.55 – $0.58	28,500	9.07	$0.57	7,000	$0.56
$0.60 – $0.60	232,668	9.00	$0.60	53,343	$0.60
$0.62 – $0.72	172,000	9.22	$0.68	77,335	$0.70
$0.75 – $0.81	152,801	7.89	$0.79	109,902	$0.80
$0.86 – $3.63	164,067	7.25	$2.11	139,068	$2.31
$3.66 – $7.50	151,499	4.95	$4.51	151,499	$4.51
$8.88 – $10.00	9,700	5.38	$9.39	9,700	$9.39

	1,413,902	7.77	$1.19	968,523	$1.46

Our 1995 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of common stock to participating employees. As of January 2002, the number of shares of common stock reserved for issuance under the Purchase Plan was 1,200,000.

All our employees meeting certain eligibility requirements are eligible to participate in the Purchase Plan. An employee may elect to have a whole number percentage from 1% to 10% of base pay withheld during the payroll deduction period “Offering Period,” which has been six months, for purposes of purchasing shares under the Purchase Plan. The price at which shares may be purchased during each offering will be 85% of the fair market value per share of our common stock on either the first day or the last day of the Offering Period, whichever is lower. The Compensation Committee of the board of directors may, at its discretion, choose an Offering Period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, we have sold 1,105,567 shares as of December 31, 2003, of which 173,287, 181,702 and 166,000 were issued in 2003, 2002 and 2001, respectively.

The weighted average grant date fair value for all stock option plans was calculated using the Black-Scholes option pricing model under the fair value method prescribed by SFAS No. 123. The assumptions used are as follows:

	2003	2002	2001
Risk-free interest rate	2.84–3.96%	3.50–5.14%	4.15–5.41%
Expected dividend yield	0	0	0
Expected lives of option grants	7.0 Years	7.0 Years	7.0 Years
Expected volatility	111%	150%	231%
Weighted average fair value of options granted	$0.65	$0.75	$0.52

(c)    Stock Repurchase Program

In 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2003, 501,300 shares had been repurchased at a cost of approximately $1,869,000. We have

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not purchased any shares of our common stock since March 1999. We reissued 76,131, 35,957 and 0 shares with a weighted average fair market value of $0.76, $0.68 and $0.00 to employees, non-employee directors and consultants during 2003, 2002 and 2001, respectively. As of December 31, 2003, 389,212 shares remained in treasury at a cost of $1,458,000.

(6)    INCOME TAXES

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2003	2002	2001
Domestic	$(1,908)	$(2,580)	$(2,660)
Foreign	169	4,360	(803)

Total	$(1,739)	$1,780	$(3,463)

The components of the provision for income taxes for each of the three years in the period ended December 31, 2003 are as follows (in thousands):

	2003	2002	2001
Federal
Current	$15	$(118)	$—

	15	(118)	—

State
Current	14	(38)	15

	14	(38)	15

Foreign
Withholding	103	113	108
Income—current	(88)	179	163

	15	292	271

Provision for income taxes	$44	$136	$286

Foreign withholding taxes represent amounts withheld by foreign customers and remitted to the applicable foreign tax authorities in connection with foreign revenues. Foreign income taxes represent corporate income taxes relating to the operations of our foreign subsidiaries. Foreign tax benefit in 2003 reflects refunds associated with tax overpayments from 2002.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets are as follows (in thousands):

	2003	2002
Net operating loss carryforward	$10,698	$9,717
Research and development tax credit carryforward	2,665	2,582
Depreciation	214	163
Deferred revenue	—	93
Other temporary differences	239	525

	13,816	13,080
Valuation allowance	(13,816)	(13,080)

Net deferred tax assets	$—	$—

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Our management has determined that a valuation allowance of $13,816,000 and $13,080,000 as of December 31, 2003 and 2002, respectively, is required to be recorded against deferred tax assets as it is more likely than not that the assets will not be realized.

As of December 31, 2003, we had federal and state net operating loss (“NOL”) carryforwards of approximately $26,148,000 and $26,095,000 which expire at various dates through 2023 and 2008, respectively. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses will be charged to additional paid in capital. We also have federal and state research and development tax credit carryforwards of approximately $1,985,000 and $895,000 at December 31, 2003, which expire at various dates through 2022 and 2018, respectively. Under the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2003	2002	2001
Provision at federal statutory rate	(34.0)%	34.0%	(34.0)%
State income tax, net of federal benefits	0.3	(1.4)	1.8
Permanent items	10.1	0.5	0.5
Foreign rate differential and withholding taxes	(5.2)	(4.4)	12.1
Change in valuation allowance	37.4	(17.9)	24.5
Credit carryforwards	(4.8)	(5.3)	—
Other	(1.3)	2.2	3.4

	2.5%	7.7%	8.3%

(7)    COMMITMENTS AND CONTINGENCIES

(a)    Leases

We lease our facilities under operating leases and certain computers and telephone equipment under capital leases. The future minimum annual payments under these leases at December 31, 2003 are as follows:

	Operating Leases	Capital Leases
Year ended December 31,	Amounts (In thousands)
2004	$1,040	$91
2005	896	43
2006	188	—
2007	36	—
2008	5
Thereafter		—

Total minimum lease payments	$2,165	134

Less: Amount representing interest		10

Present value of minimum lease payments		124
Less: Current portion		83

Long-term portion of capital lease obligation		$41

Rent, office lease and equipment lease expense under the above leases and net of rental income from sub-leases, was approximately $1,158,000 in 2003, $1,598,000 in 2002, and $1,798,000 in 2001.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 1, 2001, we received a letter from the counsel for Pavilion Technologies, Inc. alleging that we are infringing one or more claims of fourteen of Pavilion’s patents related to neural networks, expert systems and the control of processes. We have not been served with a complaint in this matter nor received any correspondence from Pavilion since early 2002.

We are involved in various other lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

(c)    Guarantor Arrangements

As permitted under Delaware law, we have agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, our liability for these agreements as of December 31, 2003 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

(8)    RESTRUCTURING CHARGE

In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level commensurate with current levels of revenue. The restructuring plan consisted of reductions in employee headcount totaling 15 employees, from all operating groups and geographic areas. In accordance with this plan, we recorded a restructuring charge of $216,000 in 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs. At December 31, 2003, there remains an accrual of $126,000 that is expected to be paid by the end of June 2004.

In January 2001, the Company’s management undertook a restructuring plan to reduce operating costs. The restructuring plan consisted of reductions in employee headcount, totaling 45 employees, or approximately 12% of our workforce, from all operating groups and from all geographical areas. The restructuring charge totaling $533,000 consisted entirely of severance related costs and was fully paid out in the year ended December 31, 2001.

During the quarter ended June 30, 2001, our management undertook a restructuring plan to reduce operating costs. The restructuring charge totaled $1,131,000 and was comprised of three items: 1) employee severance costs of approximately $474,000, 2) a write-off of the cumulative translation adjustment of $595,000 associated with the specific countries where foreign sales offices were closed and where we decided to liquidate the related subsidiaries, and 3) the write-off of assets specific to the closing of the offices of approximately $62,000.

The $474,000 employee severance portion of the restructuring charge related entirely to the involuntary severance of 13 employees from all operating groups in the U.S. geographic area. Approximately $470,000 was paid in the year ended December 31, 2001, and the remaining $4,000 was paid in 2002.

In July and August 2001, our management undertook separate and distinct restructuring plans to reduce operating costs. The restructuring plans consisted of reductions in employee headcount, totaling 12 employees in July and 50 employees in August. The employees severed in July were from all operating groups and from the U.S. geographic area. The employees severed in August were from all groups and from all geographic areas. We recorded restructuring charges of approximately $125,000 and $770,000 during the quarter ended September 30, 2001 related to the July 2001 and August 2001 reductions in headcount, respectively. The full $125,000 was paid in the year ended December 31, 2001 related to the July severance. Approximately $535,000 was paid in the year ended December 31, 2001 related to the August severance. The remaining $235,000 was paid in 2002.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Payroll and related expenses	$763	$626
Commissions	269	256
Bonuses	45	283
Professional fees	494	416
Taxes	198	339
Sales office closing	—	—
Royalties	54	98
Other accrued expenses	185	460

	$2,008	$2,478

(10)    RETIREMENT PLAN

We have a 401(k) retirement plan in which substantially all of our permanent employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the plan, subject to statutory limitations.

Effective January 1997, we amended the Gensym Corporation 401(k) Plan (the “Plan”) to allow for employer matching contributions. We have elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee’s compensation (as defined) contributed to the Plan as an elective deferral. Our contributions to the Plan were $113,000 in 2003, $106,000 in 2002 and $197,000 in 2001.

(11)    SEGMENT REPORTING

Domestic and international sales as a percentage of total revenues were as follows for the years ended December 31:

	2003	2002	2001
United States	46%	43%	56%
United Kingdom	8	15	11
Rest of Europe	27	26	18
Other	19	16	15

	100%	100%	100%

Domestic and international long-lived assets, net of depreciation and amortization were as follows:

(in thousands)	2003	2002
United States, net of depreciation and amortization	$899	$1,108
Europe	197	168

	$1,096	$1,276

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the sale of our NetCure product line in fiscal 2001, we believe that it is no longer meaningful to evaluate and manage the business along two distinct market segments. As such, effective January 1, 2002, we no longer report segment information. Set forth below is our segment information as of and for the year ended December 31, 2001.

	Expert Manufacturing	Network Management	Unallocated Corporate Costs/Assets	Total
(in thousands)
Revenues	$9,593	$10,588	$—	$20,181
Net contribution	$4,847	$3,546	$(13,759)	$(5,366)
Identifiable assets	$3,016	$3,273	$3,643	$9,932
Fixed asset depreciation	$138	$214	$374	$726

(12)    ALLOWANCE FOR DOUBTFUL ACCOUNTS

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Year	Additions(A)	Deductions(B)	Balance at End of Year
Year ended December 31, 2003	$396	$—	$194	$202
Year ended December 31, 2002	$334	$120	$58	$396
Year ended December 31, 2001	$385	$149	$200	$334

(13)    RELATED PARTY TRANSACTION

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation founded by a one of our employees who continues to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sale price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. We paid Integration Objects $162,000 and $61,000 during the years ended December 31, 2003 and 2002, respectively under this agreement. At December 31, 2003, we had unpaid royalties to Integration Objects of $21,000.

(14)    SALE OF PRODUCT LINE

On November 9, 2001, we completed the sale of our NetCure product line for proceeds of $2,500,000. A gain of $2,000,000 is included in other income in the accompanying consolidated statement of operations, and represents the gross proceeds received, less transaction costs of approximately $500,000.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    Selected Quarterly Financial Data (unaudited)

The following table presents unaudited financial information for our eight most recent quarters. The following selected quarterly information includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance.

	Quarter Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
Total revenues	$3,945	$3,870	$3,350	$3,458	$4,578	$4,075	$4,480	$4,318
Gross profit	$3,000	$2,948	$2,351	$2,524	$3,649	$3,310	$3,532	$3,373
Net income (loss)	$382	$(341)	$(1,188)	$(636)	$464	$108	$571	$501
Basic and diluted earnings (loss per share	$0.05	$(0.05)	$(0.17)	$(0.09)	$0.07	$0.02	$0.09	$0.08
Diluted earnings (loss) per share	$0.05	$(0.05)	$(0.17)	$(0.09)	$0.07	$0.02	$0.08	$0.07

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Gensym Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Gensym Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Gensym Corporation for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2004

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

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Boston, Massachusetts

March 25, 2002

*	The company’s consolidated balance sheet as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, are not included in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with our accountants during 2003.

As recommended by our audit committee, our Board of Directors on March 27, 2002 dismissed Arthur Andersen as our independent public accountants and, on April 8, 2002, PricewaterhouseCoopers LLP was engaged to serve as our independent accountants for the fiscal year ended December 31, 2002. Our consolidated financial statements for the fiscal year ended December 31, 2001 were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen’s audit report.

Arthur Andersen LLP’s audit report on our consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2001 and through March 27, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit reports on our consolidated financial statements for such years.

During the fiscal year ended December 31, 2001 and through March 27, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that in connection with its work on our consolidated financial statements for the fiscal year ended December 31, 2001, Arthur Andersen LLP noted what it considered to be deficiencies in the design and implementation of our company’s internal financial controls relating to the financial closing and review process, the consolidation process, foreign operations and control, reconciliation of sub-ledgers and trial balances to the general ledger, and account analysis supporting recorded amounts. Arthur Andersen LLP advised us that the noted deficiencies constituted a reportable event under Item 304(a)(1)(v)(A) of Regulation S-K. Our audit committee discussed the subject matter of this reportable event with Arthur Andersen LLP. Additionally, we authorized Arthur Andersen LLP to respond fully to inquiries of PricewaterhouseCoopers LLP concerning the subject matter of the reportable event.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2003, except as set forth below, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Except as set forth below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During, and shortly following, the fiscal quarter ended June 30, 2003, we experienced turnover in our accounting and finance organization. In particular, our corporate controller left the Company, and our European controller was on a personal leave of absence beginning in June 2003 and did not return to full-time status until October 2003. Furthermore, our former chief financial officer left the Company in early August 2003.

Management has determined that the loss, or temporary absence of, these personnel resulted in certain conditions which, when considered collectively, constitute a material weakness in our internal controls. Such conditions include: insufficient resources to perform an appropriate review and supervision of the preparation of accounting records related to our foreign subsidiaries, insufficient resources to accurately prepare consolidated financial statements from detailed accounting records, insufficiently developed accounting processes to support efficient preparation and independent auditor review of the consolidated financial statements, and insufficient resources to oversee the preparation of the consolidated financial statements.

In addition to these weaknesses, our independent auditors, PricewaterhouseCoopers LLP (“PwC”), identified certain other matters representing significant deficiencies in internal controls over financial reporting in connection with their audit of our financial statements for the year ended December 31, 2003. These deficiencies include our ability to obtain timely information from our foreign subsidiaries.

During the fiscal quarters ended September 30, 2003 and December 31, 2003 and as of the date of this Form 10-K, we took the following corrective actions to address these issues:

(a)  We engaged David Ramsdell as a consultant, on a part-time basis, during the quarter ended September 30, 2003 to perform the chief financial officer function. Mr. Ramsdell had served us in a similar capacity from late 1998 to early 2000.

(b)  During the quarter ending September 30, 2003, we began actively conducting a search for a new permanent chief financial officer. In March 2004, Stephen D. Allison joined our company as our Chief Financial Officer. He has more than 25 years experience in finance, in both large and small organizations, public and private. For 15 of those years, he has served as chief financial officer and vice president of finance.

(c)  Beginning in October 2003, we engaged a full-time contract accounting professional to supplement our accounting and financial reporting resources. We are presently working to further strengthen our permanent accounting staff.

(d)  We reviewed our procedures for oversight of the accounting records of the foreign subsidiaries and for preparation of our consolidation for financial reporting purposes. We are continuing to enhance this process during 2004.

(e)  We have invested in updates and improvements to our Oracle accounting systems.

We are continuing to take similar and other actions in 2004 to address the internal control weaknesses referred to above.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held May 27, 2004 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held May 27, 2004 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held May 27, 2004 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held May 27, 2004 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held May 27, 2004 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following documents are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

Notes to Consolidated Financial Statements

Report of Independent Auditors on Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years then ended.

Report of Independent Accountants on Consolidated Financial Statements as of December 31, 2001, and for the three years then ended.

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

(b) Reports on Form 8-K

There were no current reports filed on Form 8-K during the three months ended December 31, 2003.

(c) Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(d) Financial Statement Schedules

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

GENSYM CORPORATION (Registrant)

Dated: March 30, 2004	By:	/s/ LOWELL B. HAWKINSON
Lowell B. Hawkinson Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ LOWELL B. HAWKINSON Lowell B. Hawkinson	Chairman of the Board, Chief Executive Officer, and President (principal executive officer)	March 30, 2004

/s/ LOWELL B. HAWKINSON Lowell B. Hawkinson	Chief Financial Officer (principal financial and accounting officer)	March 30, 2004

/s/ FRANK CIANCIOTTA Frank Cianciotta	Director	March 30, 2004

/s/ ROBERT A. DEGAN Robert A. Degan	Director	March 30, 2004

/s/ BARRY R. GORSUN Barry R. Gorsun	Director	March 30, 2004

/s/ JOHN A. SHANE John A. Shane	Director	March 30, 2004

/s/ THOMAS E. SWITHENBANK Thomas E. Swithenbank	Director	March 30, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 1997)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.1	1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.2	1994 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.3	1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement filed on April 6, 1998)

10.4	1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.5	Amended and Restated Registration Rights Agreement, dated as of August 12, 1991, by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.6	Lease, dated as of January 1, 1995, by and between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.7	First Amendment to Lease, dated as of December 2, 1996, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.8	Second Amendment to Lease, dated as of January 24, 1997, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.9	Third Amendment to Lease, dated as of January 24, 1997, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.10	Fourth Amendment to Lease, dated as of December 4, 1998, between the Registrant and CambridgePark One Limited Partnership (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11#	Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science Corporation (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.12+	1997 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.13	Sublease Agreement, dated August 26, 1997, between the Registrant and Spaulding & Slye Services Limited Partnership (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.14	Rights Agreement, dated as of April 8, 1997, between the Registrant and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997)

Exhibit No.	Description

10.15+	Severance and Settlement Agreement and Release, dated June 24, 1999, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16	Employment Agreement, dated August 3, 2001, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2001)

10.17	Intentionally omitted

10.18	Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordblom and Peter C. Nordblom, as Trustees (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2000)

10.19+	2000 Stock Incentive Plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.20+	Amendment No. 3 to 1995 Employee Stock Purchase Plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.21	Accounts Receivable Financing Agreement, dated as of March 28, 2001, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 12, 2001)

10.22	Accounts Receivable Purchase Agreement, dated as of August 16, 2001, by and between the Registrant and Silicon Valley Bank (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

21*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

23.2	Limitation of Remedies Against Arthur Andersen LLP (Reference is made to Item 9 of this Report)

31.1*	Certification of principal executive officer

31.2*	Certification of principal financial officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

*	Filed herewith.
#	Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+	Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to this Annual Report on Form 10-K