Form 10-Q
period 2004-03-31
GENSYM CORP
filed 2004-05-13
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes  ☐    No  ☒

As of May 12, 2004 there were 7,160,016 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$2,033	$1,818
Accounts receivable, net	3,776	4,015
Prepaid and other current assets	896	872

Total current assets	6,705	6,705
Property and equipment, net	774	908
Deposits and other assets	569	673

Total Assets	$8,048	$8,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	284	235
Accrued expenses	1,928	2,134
Current portion of capital lease obligations	66	83
Deferred revenue	4,771	4,991

Total current liabilities	7,049	7,443
Other long-term liabilities	32	41
Long-term deferred revenue	140	150

Total liabilities	7,221	7,634

Stockholders’ Equity:
Preferred stock, $.01 par value—Authorized—2,000,000 shares; issued and outstanding—none	—	—
Common stock, $.01 par value—Authorized—20,000,000 shares; issued—7,511,105 shares in 2004 and 7,501,105 shares in 2003
Outstanding—7,130,736 shares in 2004 and 7,111,893 in 2003	75	75
Capital in excess of par value	21,892	21,889
Treasury stock—380,369 shares in 2004 and 389,212 shares in 2003, at cost	(1,421)	(1,458)
Accumulated deficit	(19,995)	(20,086)
Accumulated other comprehensive income	276	232

Total stockholders’ equity	827	652

Total liabilities and stockholders’ equity	$8,048	$8,286

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues:
Product	$1,740	$1,044
Services	2,317	2,414

Total revenues	4,057	3,458

Cost of revenues:
Product	141	227
Services	814	707

Total cost of revenues	955	934

Gross profit	3,102	2,524

Operating expenses:
Sales and marketing	1,070	1,529
Research and development	857	862
General and administrative	980	715

Total operating expenses	2,907	3,106

Operating income (loss)	195	(582)
Other income (expense), net	(53)	23

Income (loss) before provision for income taxes	142	(559)
Provision for income taxes	25	77

Net income (loss)	$117	$(636)

Basic earnings (loss) per share	$0.02	$(0.09)
Diluted earnings (loss) per share	$0.02	$(0.09)

Basic weighted average common shares outstanding	7,122	6,860
Diluted weighted average common shares outstanding	7,674	6,860

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$117	$(636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	151	132
Loss on disposal of equipment	7	19
Non-cash compensation	11	8
Changes in assets and liabilities:
Accounts receivable	229	861
Prepaid expenses and other assets	(134)	(127)
Accounts payable	49	390
Accrued expenses	(201)	(153)
Deferred revenue	(225)	(221)

Net cash provided by operating activities	4	273

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	(91)
Purchase of intangible assets	—	(250)
Decrease (increase) in other assets	167	(275)

Net cash provided by (used in) investing activities	162	(616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(27)	(20)
Proceeds from exercise of stock options and issuance of common stock under stock plans	3	—

Net cash used in financing activities	(24)	(20)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	73	113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	215	(250)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,818	3,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,033	$3,634

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

2. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly the consolidated financial position of the Company as of March 31, 2004 and the results of its operations and its cash flows for the three- month periods ended March 31, 2004 and 2003. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2003, we sustained a significant loss in the first half of the year. Based on these results, management effected a restructuring plan designed to return the company to profitability by year’s end without sacrificing our significant engineering investments in a next generation of products. Previously, we had achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to maintain growth and profitability in 2004 and beyond is dependent on successful releases of our next generation of G2 and G2 –based products, on market acceptance of our existing and next generation of products and related services, and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Income (Loss )

The components of comprehensive income (loss) for the three-month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net income (loss)	$117	$(636)
Other comprehensive income:
Foreign currency translation adjustment	44	66

Comprehensive income (loss)	$161	$(570)

4. Net Income (Loss) Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net income (loss) per share (in thousands):

	Three months ended March 31,
	2004	2003
Weighted average common shares outstanding	7,122	6,860
Additional dilutive common stock equivalents	552	—

Diluted weighted average shares	7,674	6,860

Options to purchase 292,016 shares of common stock with an exercise price between $1.05 and $10.00 per share were outstanding in the first quarter of 2004, but were excluded from the computation of diluted earnings per share because such options were anti-dilutive in the period since their exercise price exceeded the market value of the Company’s common stock . All options to purchase a total of 1,349,692 shares of common stock were outstanding at March 31, 2003, but were excluded from the computation of diluted earnings per share for the three-month period then ended because such options were anti-dilutive as we had net losses in the period.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	Three months ended March 31,
(in thousands except per share data)	2004	2003
Net income (loss) as reported	$117	$(636)
Stock based compensation expense under the fair value-based method	29	54

Pro forma net income (loss)	$88	$(690)

Basic earnings (loss) per share as reported	$0.02	$(0.09)
Diluted earnings (loss) per share as reported	$0.02	$(0.09)

Pro forma basic (loss) earnings per share	$0.01	$(0.10)
Pro forma diluted (loss) earnings per share	$0.01	$(0.10)

6. Segment Reporting

Revenue is presented geographically based on the country to where the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended March 31,
	2004	2003
United States	39%	45%
United Kingdom	9%	12%
Rest of Europe	29%	24%
Rest of World	23%	19%

	100%	100%

Revenues from one customer represented 12% of total revenues for the quarter ending March 31, 2004.

The following table presents the Company’s long-lived assets, net of depreciation and amortization, as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
United States	$768	$899
Europe	173	197

	$941	$1,096

7. Guarantor Arrangements

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

while the disclosure requirements are applicable in 2002. We have adopted FIN No. 45, and the adoption of FIN No. 45 did not have a material impact on our financial position or results of operations

The following is a summary of our agreements that the Company has determined are within the scope of FIN No. 45:

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of March 31, 2004 are immaterial.

8. Restructuring Charges

In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level commensurate with then current levels of revenue. In accordance with this plan, we recorded a restructuring charge of $216,000 in 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits; settlement and involuntary severance benefits related to postretirement benefit plans in Europe and related legal costs. Approximately $165,100 of this amount was paid through March 31, 2004. We expect to pay the remaining accrued amounts by June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to our management or us, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth below under the caption “Factors That May Affect Future Results”. Should one or more of these risks or uncertainties materialize, or should an underlying assumption prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for expert operations management. Our flagship product has been, and continues to be, G2®, which can emulate the reasoning of human experts as they assess, diagnose, and respond to unusual operating situations or as they seek to optimize operations. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 17,000 licenses to customers in a variety of industries.

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

To assist our end users and partners in developing applications, we offer professional services in the U.S., Europe, and the Middle East. In some cases we enter into fixed price contracts to deliver application solutions.

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asia-Pacific region. In the first quarter of 2004, approximately 43% of our revenues were generated from license sales, 15% from consulting and training and 42% from customer support services. In the same quarter of 2003, these percentages were 30%, 13% and 57%, respectively. Prices for our products are generally denominated in U.S. dollars, although we do some business in local currencies. The chemical, oil and gas industries are a major market for us. The U.S. Government, particularly the Department of Defense, is a major customer. We have several significant OEM partners, among them Siemens, Ericsson, and Motorola.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2003, have not changed during the three-month period ended March 31, 2004.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended March 31,
	2004	2003
	(Unaudited)
REVENUES:
Product	43%	30%
Services	57%	70%

Total revenues	100%	100%

COST OF REVENUES:
Product	4%	7%
Services	20%	20%

Total cost of revenues	24%	27%

Gross margin	76%	73%

OPERATING EXPENSES:
Sales and marketing	26%	44%
Research and development	21%	25%
General and administrative	24%	21%

Total operating expenses	71%	90%

Operating income (loss)	5%	(17%)
OTHER INCOME (EXPENSES), NET	(1%)	1%

Income (loss) before provision for income taxes	4%	(16%)
PROVISION FOR INCOME TAXES	1%	2%

Net (loss) income	3%	(18%)

Revenues

Three months ended March 31, 2004 and 2003

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for support and maintenance (generally provided on an annual contract basis), consulting services, and training courses related to our products.

Total revenues for the three-month period ended March 31, 2004 were $4,057,000 an increase of $599,000, or 17%, from the same period in 2003. The increase was attributable to an increase of $696,000, or 67%, in license revenue and a decrease of $97,000, or 4%, in services revenue.

International revenues represented 61% and 55% of our total revenues for the three-month periods ending March 31, 2004 and 2003, respectively. This increase is primarily due to increased orders from one Italian customer.

Product.    Product revenues for the three-month period ended March 31, 2004 were $1,740,000 an increase of $696,000, or 67%, from the same period in 2003. This increase was mainly attributable to significant orders from a major manufacturing sector OEM customer.

Services.    Services revenues for the three-month period ended March 31, 2004 were $2,317,000, a decrease of $97,000, or 4%, from the same period in 2003. This decrease was primarily due to a decline in customer support revenue of $236,000, or 12%. The decline in support revenues was due to the non-renewal in the fourth quarter of 2003 of three large maintenance accounts.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month period ended March 31, 2004 were $955,000, an increase of $21,000, or 2%, from the same period in 2003. This increase was primarily due to the use of subcontractors delivering revenue generating consulting services. Our gross margin percentage increased to 76% for the three-month period ended March 31, 2004 from 73% for the same period in 2003 as a result of higher product sales.

Product.    Product cost of revenues for the three-month period ended March 31, 2004 was $141,000, a decrease of $86,000, or 38%, from the same period in 2003. This decrease was primarily attributable to a $47,000 reduction in personnel costs and lower royalty fees of $30,000.

Services.    Services cost of revenues for the three-month period ended March 31, 2004 was $814,000, an increase of $107,000, or 15%, from the same period in 2003. The increase in service costs was primarily due to subcontractors and personnel related costs.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended March 31, 2004 were $1,070,000, a decrease of $459,000 or 30%, from the same period in 2003. The decrease was primarily attributable to a decrease in sales personnel costs and their related travel costs. This was primarily due to the cost control program implemented in June of 2003. Sales and marketing expenses for the three-month period ended March 31, 2004 decreased to 26% of revenues from 44% for the same period in 2003. The decrease in percent of revenue was the result of an increase in product revenues and a decrease in expenses.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. These expenses for the three-month period ended March 31, 2004 were $857,000, a decrease of $5,000, or 1%, from the same period in 2003. Research and development expenses for the three-month period ended March 31, 2004 decreased to 21% of revenues from 25% for the same period in 2003. The decrease in percent of revenue was the result of an increase of product revenues.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three-month period ended March 31, 2004 were $980,000, an increase of $265,000, or 37%, from the same period in 2003. The increase was mainly attributable to higher than anticipated professional service costs. General and administrative expenses for the three-month period ended March 31, 2004 increased to 24% of revenues from 21% for the same period in 2003.

Other income, net.    Other income, net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income. Other income (expense), net for the three-month period ended March 31, 2004 was $(53,000), compared to income of $23,000 for the same period in 2003. The current expense is primarily due to foreign exchange rate losses due to the continued weakening of the US dollar.

Income Taxes.    Our provision for income taxes primarily pertains to foreign withholding tax and income taxes in foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards. Provision for income taxes for the three-month period ended March 31, 2004 was $25,000, compared to $77,000 for the same period in 2003. The decrease in the tax provision for the three months ended March 31, 2004 is due to losses in certain foreign jurisdictions where we had income for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our March 31, 2004 cash and cash equivalents amounted to $2,033,000, an increase of $215,000 from $1,818,000 at December 31, 2003. Net cash provided by operating activities for the three-month period ended March 31, 2004 was $4,000. Specifically, we had a net income of $117,000, net of non-cash expenses of $169,000 (depreciation and amortization, loss on disposal of equipment, and non-cash compensation), $229,000 in cash received from accounts receivable and a $49,000 decrease in accounts payable offset by an increase of $134,000 in prepaid expenses and other assets, and decreases of $201,000 in accrued expenses and $225,000 in deferred revenue.

Cash provided by investing activities for the three-month period ended March 31, 2004 was $162,000, which consisted of a decrease of $167,000 in other assets primarily related to a release of restricted cash to cash offset by purchases of property and equipment of $5,000.

Cash used in financing activities for the three-month period ended March 31, 2004 was $24,000, consisting of $27,000 in payments under capital leases offset by $3,000 in proceeds from exercise of stock options and issuance of common stock under stock plans.

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

Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at March 31, 2004 are as follows:

	Amounts (In thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2004	704	61
2005	896	43
2006	188	—
2007	36	—
2008	5	—

Total minimum lease payments	$1,829	104

Less: Amount representing interest		6

Present value of minimum lease payments		98
Less: Current portion		66

Long-term portion of capital lease obligation		$32

Litigation

On November 13, 2001, we, and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. In April, 2004, the Company received notice that the plaintiff dismissed this action without prejudice as to all defendants.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of March 31, 2004, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2004 or 2003. During the three months ending March 31, 2004 and 2003, respectively, we reissued 4,800 and 13,948 shares of common stock to non-employee directors and a consultant. As of March 31, 2004, 380,369 shares remained in treasury at a cost of $1,419,000.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During the three-month period ended March 31, 2004, we paid Integration Objects a total of $21,000.

Factors That May Affect Future Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

We have a history of operating losses, and we may not remain profitable.

We incurred operating losses for two out of the three years ending December 31, 2003, including fiscal year 2003. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002, although our revenues declined from the fiscal year ended December 31, 2001. In June of

2003, our Board of Directors approved a workforce reduction plan. We incurred operating losses in each of the first three quarters of 2003 and for the year ended December 31, 2003 but achieved net income profitability in the fourth quarter of 2003 and the first quarter of 2004. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will return to profitability.

We are increasingly reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a larger component of our total revenues, representing 44%, 39% and 37% of our total revenues in the years ended December 31, 2003, 2002 and 2001, respectively. For the three months ended March 31, 2004, software maintenance fees represented 42% of our total revenues. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 56%, 52% and 55% of our product revenues in years ended December 31, 2003, 2002 and 2001, respectively. For the three months ended March 31, 2004, sales through such channel partners represented 84% of our product revenues. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, or financial position.

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

We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. There can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from 6 to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter’s revenues from software licenses have come from license contracts that have been executed in the final weeks of that quarter. The revenues for a quarter may include some large orders. If the timing of any of these large orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our results of operations and cash flows, which may impact our ability to continue as an independent concern.

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

Our business may be adversely affected if we fail to develop new products and respond to changes in technology if we develop new technology and it is not accepted by the market.

The market for our products is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. Our future success will depend in part upon our ability to enhance our existing products, to introduce new products and features to meet changing customer requirements and emerging industry standards, and to manage transitions from one product release to the next. We have, from time to time, experienced delays in introducing new products and product enhancements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and product enhancements. There also can be no assurance that we will successfully complete the development of new or enhanced products, that we will successfully manage the transition to future versions of G2, or to successor technology, or that our future products will achieve market acceptance. In addition, the introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and products currently under development obsolete and unmarketable. From time to time, new products, capabilities, or technologies may be announced that have the potential to replace or shorten the life cycle of our existing product offerings. There can be no assurance that announcements of currently planned or other new product offerings will not cause customers to defer purchasing our existing products.

Our business may suffer if we fail to address the challenges associated with international operations.

Our international revenues represented 61% and 55% of our total revenues for the quarter ending March 31, 2004 and 2003, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, or financial position.

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

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At March 31, 2004, substantially all of our funds were in demand deposit accounts.

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

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, except as set forth below, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Except as set forth below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarters ended September 30, 2003, December 31, 2003 and March 31, 2004 and as of the date of this Form 10-Q, we took the following corrective actions to address these issues:

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On November 13, 2001, we and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. The lawsuit asserted claims for, among other things, alleged breach of fiduciary duty and waste of corporate assets in connection with our rejection of a merger proposal by Rocket Software, the adoption of our proposed rights offering, and the execution of a letter of intent with Rocket Software relating to the sale of our NetCure product line. The complaint sought injunctive relief with respect to the Rocket Software merger proposal, the proposed rights offering and the sale of the NetCure product line to Rocket Software. On November 16, 2001, we and our directors were served with an amended and supplemental complaint further asserting that our directors breached fiduciary duties by consummating the sale of the NetCure product line to Rocket Software and allegedly refusing to negotiate with Rocket Software in connection with its merger proposal. The amended complaint also added Rocket Software as a defendant and asserted a claim against Rocket Software for aiding and abetting the alleged breaches of fiduciary duties. The amended complaint sought injunctive relief with respect to the Rocket Software merger proposal, rescission of the NetCure sale, and compensatory and/or rescissionary monetary damages. On November 26, 2001, the court conducted a telephonic hearing on the plaintiff’s motion for expedited proceedings, and denied the motion at the conclusion of that hearing. On November 27, 2001, we were advised by plaintiffs’ counsel that, in light of the court’s decision on the motion to expedite proceedings, the plaintiffs intended to file a further amended complaint. In April 2004, the Company received notice that the plaintiff dismissed this action without prejudice as to all defendants.

ITEMS 2–5.    None

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following Current Reports on Form 8-K were filed or furnished by us during the quarter ended March 31, 2004: None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION (Registrant)

Dated May 13, 2004	/s/ STEPHEN D. ALLISON
Stephen D. Allison Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.