Form 10-Q
period 2004-06-30
GENSYM CORP
filed 2004-08-16
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of August 16, 2004 there were 7,224,756 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$3,626	$1,818
Accounts receivable, net	2,449	4,015
Prepaid and other current assets	889	872

Total current assets	6,964	6,705
Property and equipment, net	666	908
Deposits and other assets	548	673

Total Assets	$8,178	$8,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	397	235
Accrued expenses	2,102	2,134
Current portion of capital lease obligations	50	83
Deferred revenue	4,386	4,991

Total current liabilities	6,935	7,443
Other long-term liabilities	21	41
Long-term deferred revenue	149	150

Total liabilities	7,105	7,634

Stockholders’ Equity:
Preferred stock, $.01 par value—Authorized—2,000,000 shares; issued and outstanding—none	—	—
Common stock, $.01 par value—Authorized—20,000,000 shares; issued—7,593,976 shares in 2004 and 7,501,105 shares in 2003
Outstanding—7,218,485 shares in 2004 and 7,111,893 in 2003	76	75
Capital in excess of par value	21,951	21,889
Treasury stock—375,491 shares in 2004 and 389,212 shares in 2003, at cost	(1,401)	(1,458)
Accumulated deficit	(19,816)	(20,086)
Accumulated other comprehensive income	263	232

Total stockholders’ equity	1,073	652

Total liabilities and stockholders’ equity	$8,178	$8,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Product	$2,029	$958	$3,768	$2,002
Services	2,370	2,392	4,687	4,806

Total revenues	4,399	3,350	8,455	6,808

Cost of revenues:
Product	338	222	479	449
Services	916	777	1,730	1,484

Total cost of revenues	1,254	999	2,209	1,933

Gross profit	3,145	2,351	6,246	4,875
Operating expenses:
Sales and marketing	1,078	1,376	2,148	2,905
Research and development	889	816	1,746	1,678
General and administrative	957	1,081	1,937	1,796
Restructuring charge	—	250	—	250

Total operating expenses	2,924	3,523	5,831	6,629

Operating income (loss)	221	(1,172)	415	(1,754)
Other income (expense), net	(12)	86	(65)	109

Income (loss) before provision for income taxes	209	(1,086)	350	(1,645)
Provision for income taxes	19	102	44	179

Net income (loss)	$190	$(1,188)	$306	$(1,824)

Basic earnings (loss) per share	$0.03	$(0.17)	$0.04	$(0.26)
Diluted earnings (loss) per share	$0.02	$(0.17)	$0.04	$(0.26)

Basic weighted average common shares outstanding	7,179	6,920	7,151	6,891
Diluted weighted average common shares outstanding	7,917	6,920	7,817	6,891

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$306	$(1,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	282	350
Loss on disposal of equipment	6	26
Non-cash compensation	22	36
Changes in assets and liabilities:
Accounts receivable	1,556	1,643
Prepaid expenses and other assets	(153)	(257)
Accounts payable	163	10
Accrued expenses	(8)	(528)
Decrease in bond held under contract	187	—
Restructuring	—	250
Deferred revenue	(600)	(264)

Net cash provided by (used in) operating activities	1,761	(558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(225)
Purchase of intangible assets	—	(250)

Net cash provided by (used in) investing activities	(9)	(475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(53)	(35)
Proceeds from exercise of stock options and issuance of common stock under stock plans	63	49

Net cash provided by financing activities	10	14

EFFECT OF EXCHANGE RATE CHANGES ON CASH	46	104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,808	(915)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,818	3,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,626	$2,969

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital lease obligations	$—	$54

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly our consolidated financial position as of June 30, 2004 and our results of operations and cash flows for the three- and six- month periods ended June 30, 2004 and 2003. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2003, we sustained a significant loss in the first half of the year. Based on these results, management effected a restructuring plan designed to return the company to profitability by year’s end without sacrificing our significant engineering investments in a next generation of products. Previously, we had achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to maintain growth and profitability in 2004 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Income (Loss )

The components of comprehensive income (loss) for the three- and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$190	$(1,188)	$306	$(1,824)
Other comprehensive income:
Foreign currency translation adjustment	(13)	47	30	113

Comprehensive income (loss)	$177	$(1,141)	$336	$(1,711)

4. Net Income (Loss) Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	7,179	6,920	7,151	6,891
Additional dilutive common stock equivalents	738	—	666	—

Diluted weighted average shares	7,917	6,920	7,817	6,891

Options to purchase 232,709 shares of common stock with an exercise price between $2.03 and $10.00 per share were outstanding in the second quarter of 2004, and options to purchase 249,250 shares of common stock with an exercise price between $2.03 and $10.00 per share were outstanding in the six-month period ended June 30, 2004 but were excluded from the computation of diluted earnings per share because such options were anti-dilutive in the respective periods since their exercise prices exceeded the market value of our common stock . All options to purchase a total of 1,362,890 shares of common stock were outstanding for each of the three- and six- month periods ended June 30, 2003, but were excluded from the computation of diluted earnings per share because such options were anti-dilutive as we had net losses in those periods.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$190	$(1,188)	$306	$(1,824)
Stock based compensation expense under the fair value-based method	24	41	52	95

Pro forma net income (loss)	$166	$(1,229)	$254	$(1,919)

Basic earnings (loss) per share as reported	$0.03	$(0.17)	$0.04	$(0.26)
Diluted earnings (loss) per share as reported	$0.02	$(0.17)	$0.04	$(0.26)

Pro forma basic earnings (loss) per share	$0.02	$(0.18)	$0.04	$(0.28)
Pro forma diluted earnings (loss) per share	$0.02	$(0.18)	$0.03	$(0.28)

6. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
United States	61%	49%	50%	46%
United Kingdom	4%	6%	6%	10%
Rest of Europe	21%	25%	25%	25%
Rest of World	14%	20%	19%	19%

	100%	100%	100%	100%

Revenues from one customer represented 27% and 14% of total revenues for the three- and six- months ended June 30, 2004.

The following table presents our long-lived assets, net of depreciation and amortization, as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
United States	$656	$899
Europe	156	197

	$812	$1,096

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Employee Stock Purchase Plan

Our 1995 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our Board of Directors in November 1995 and approved by our stockholders in January 1996. The Purchase Plan authorized the sale of common stock to participating employees. As of December 31, 2003, the number of shares of common stock reserved for issuance under the Purchase Plan was 1,200,000.

All of our employees meeting certain eligibility requirements were able participate in the Purchase Plan. An employee could elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during a payroll deduction period, known as an “Offering Period,” for purposes of purchasing shares under the Purchase Plan. The price at which shares could be purchased during each offering was 85% of the fair market value per share of our common stock on either the first day or the last day of the Offering Period, whichever was lower. Each of the Offering Periods was six months long. However, the Compensation Committee of the board of directors could, at its discretion, choose an offering period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, we sold 1,159,603 shares as of June 30, 2004, of which 54,036, 173,287, and 181,702 were issued in 2004, 2003, and 2002, respectively.

Effective June 15, 2004, our Board of Directors voted to discontinue the Purchase Plan.

8. Guarantor Arrangements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. We have adopted FIN No. 45, and the adoption of FIN No. 45 did not have a material impact on our financial position or results of operations

The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby we will indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, our liability for these agreements as of June 30, 2004 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of June 30, 2004 are immaterial.

9. Restructuring Charges

In June 2003, our board of directors approved a workforce reduction plan to reduce our expenses to a level commensurate with then current levels of revenue. In accordance with this plan, we recorded a restructuring charge of $250,000 in June 2003, which was later adjusted to $216,000 during the fourth quarter of 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs. Substantially all of the restructuring charges were paid as of June 30, 2004.

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

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality and ability to integrate with a wide variety of industry-standard products and protocols. We released a major version of G2, version 7.0, in March 2003, which constituted a significant advance in our product. Version 7.0 included many significant enhancements intended to bring G2 into line with current industry standards. Version 7.1 was released in December 2003, adding to G2’s integration capabilities with support for message-oriented middleware and other capabilities. In June 2004, we released G2 version 8.0, which represents a generational advance in our G2 product line, with major new capabilities for reasoning, integration, embeddability, user interfaces, and developer productivity.

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

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asia-Pacific region.

The following is the breakdown of revenue by product and service revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
License sales	46%	30%	45%	29%
Consulting and training	13%	13%	14%	14%
Customer support services	41%	15%	41%	57%

Prices for our products are generally denominated in U.S. dollars or Euros. The chemical, oil and gas industries are a major market for us. The U.S. Government, particularly the Department of Defense, is a major customer. We have several significant OEM partners, among them Siemens, Ericsson, and Motorola.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2003, have not changed during the six-month period ended June 30, 2004.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES:
Product	46%	29%	45%	29%
Services	54%	71%	55%	71%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:
Product	8%	7%	6%	6%
Services	21%	23%	20%	22%

Total cost of revenues	29%	30%	26%	28%

Gross margin	71%	70%	74%	72%

OPERATING EXPENSES:
Sales and marketing	24%	41%	25%	43%
Research and development	20%	24%	21%	25%
General and administrative	22%	32%	23%	26%
Restructuring charge	0%	7%	0%	4%

Total operating expenses	66%	105%	69%	98%

Operating income (loss)	5%	(35)%	5%	(26)%
OTHER INCOME (EXPENSES), NET	0%	3%	(1)%	2%

Income (loss) before provision for income taxes	5%	(32)%	4%	(24)%
PROVISION FOR INCOME TAXES	0%	3%	1%	3%

Net income (loss)	5%	(35)%	3%	(27)%

Revenues

Three and Six months ended June 30, 2004 and 2003

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

Total revenues for the three-month period ended June 30, 2004 were $4,399,000, an increase of $1,049,000, or 31%, from the same period in 2003. The increase was attributable to an increase of $1,071,000, or 112%, in license revenue offset by a decrease of $22,000, or 1%, in services revenue. Total revenues for the six-month period ended June 30, 2004 were $8,455,000, an increase of $1,647,000, or 24%, from the same period in 2003. The increase was attributable to an increase of $1,766,000, or 88%, in license revenue offset by a decrease of $119,000, or 3%, in services revenue.

International revenues represented 39% and 51% of our total revenues for the three-month periods ending June 30, 2004 and 2003, respectively. This decrease is primarily due to a large order received through a US government prime contractor and recognized in the second quarter of 2004 and a decrease in consulting revenues in Europe. International revenues represented 50% and 54% of our total revenues for the six-month periods ended June 30, 2004 and 2003, respectively. The reasons for the decrease in international revenues for the six-month period are the same as those pertaining to the quarter recently completed.

We currently have one customer that accounts for 27.3% and 14.2% of revenue for the three and six month period ended June 30, 2004, respectively.

Product. Product revenues for the three-month period ended June 30, 2004 were $2,029,000, an increase of $1,071,000, or 112%, from the same period in 2003. This increase was mainly attributable to a significant order from the US government. Product revenues for the six-month period ended June 30, 2004 were $3,768,000, an increase of $1,766,000, or 88% from the same period in 2003. The reasons for the increase in product revenues for the six-month period are the same as those pertaining to the quarter recently completed.

Services. Services revenues for the three-month period ended June 30, 2004 were $2,370,000, a decrease of $22,000, or 1%, from the same period in 2003. Services revenues for the six-month period ended June 30, 2004 were $4,687,000, a decrease of $119,000, or 3%, from the same period in 2003. This decrease was due to a decrease in customer support revenues of $338,000, or 9%, offset by an increase in consulting and educational services revenues of $219,000, or 23%.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month period ended June 30, 2004 were $1,254,000, an increase of $255,000, or 26%, from the same period in 2003. This increase was primarily due to additional costs associated with the significant order from the US government. Our gross margin percentage increased to 71% for the three-month period ended June 30, 2004 from 70% for the same period in 2003 as a result of higher product sales. Cost of revenues for the six-month period ended June 30, 2004 was $2,209,000, an increase of $276,000, or 14%, from the same period in 2003. The reasons for the increase are the same as those pertaining to the quarter recently completed. Our gross margin increased to 74% for the six-month period ended June 30, 2004 from 72% for the same period in 2003 primarily due to the increase in revenues for the period.

Product. Product cost of revenues for the three-month period ended June 30, 2004 was $338,000, an increase of $116,000, or 52%, from the same period in 2003. This increase was primarily due to additional costs associated with the significant order from the US government offset by a decrease in commissions and royalties. Product cost of revenues for the six-month period ended June 30, 2004 was $479,000, an increase of $30,000, or 7%, from the same period in 2003. This increase is due to the same reasons as those pertaining to the quarter recently completed.

Services. Services cost of revenues for the three-month period ended June 30, 2004 was $916,000, an increase of $139,000, or 18%, from the same period in 2003. The increase in service costs was primarily due to additional costs associated with the significant order from the US government. Services cost of revenues for the six-month period ended June 30, 2004 was $1,730,000, an increase of $246,000, or 17%, from the same period in 2003. The increase in service costs was primarily due to the same reasons as those pertaining to the quarter recently completed.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended June 30, 2004 were $1,078,000, a decrease of $298,000, or 22%, from the same period in 2003. The decrease was primarily attributable to a decrease in sales personnel costs and their related travel costs resulting from the cost control program implemented in June of 2003. Sales and marketing expenses for the six-month period ended June 30, 2004 were $2,148,000, a decrease of $757,000, or 26%, from the same period in 2003. The decrease in sales and marketing costs was primarily due to the same reasons as those pertaining to the quarter recently completed. Sales and marketing expenses for the three-month period ended June 30, 2004 decreased to 24% of revenues from 41% for the same period in 2003. The decrease in percent of revenue was the result of an increase in product revenues and a decrease in expenses. Sales and marketing expenses for the six-month period ended June 30, 2004 decreased to 25% of revenues from 43% for the same period in 2004. The decrease in percent of revenues was caused by the same reasons as those pertaining to the quarter recently completed.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. These expenses for the three-month period ended June 30, 2004 were $889,000, an increase of $73,000, or 9%, from the same period in 2003. This increase is primarily attributable to additional personnel costs related to enhancing our product line. Research and development expenses for the six-month period ended June 30, 2004 were $1,746,000, an increase of $68,000, or 4%, from the same period in 2003. This increase in research and development expenses was caused by the same reasons as those pertaining to the quarter recently completed. Research and development expenses for the three-month period ended June 30, 2004 decreased to 20% of revenues from 24% for the same period in 2003. The decrease in percent of revenue was primarily the result of an increase of product revenues. Research and development expenses for the six-month period ended June 30, 2004 decreased to 21% of revenues from 25% for the same period in 2003. The decrease in percent of revenue was primarily the result of an increase of product revenues.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three-month period ended June 30, 2004 were $957,000, a decrease of $124,000, or 12%, from the same period in 2003. The decrease was mainly attributable to lower professional service costs. General and administrative expenses for the six-month period ended June 30, 2004 were $1,937,000, an increase of $141,000, or 8%, from the same period in 2003. The increase was mainly attributable to an increase in recruiting costs and personnel expense and the reduction of a bad debt reserve reduction taken in 2003. General and administrative expenses for the three-month period ended June 30, 2004 decreased to 22% of revenues from 32% for the same period in 2003. The decrease was mainly attributable to the increase in revenues. General and administrative expenses for the six-month period ended June 30, 2004 decreased to 23% of revenues from 26% for the same period in 2003. The decrease was mainly attributable to the increase in revenues.

Restructuring. In June 2003, our board of directors approved a workforce reduction plan to reduce our expenses to a level that was commensurate with then current levels of revenue. As a result of implementation of this plan, we recorded a pre-tax restructuring charge of $250,000 in June 2003, which was later adjusted to $216,000 during the fourth quarter of 2003. The charge is based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe and related legal costs. No costs were incurred prior to June 30, 2003, and the plan was completed by June 30, 2004. We paid $14,000 and $131,000 of restructuring expenses for the three- and six-month period ended June 30, 2004, respectively.

Other income, net. Other income (expense), net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income or expense. Other expense, net for the three-month period ended June 30, 2004 was $12,000, compared to other income, net of $86,000 for the same period in 2003. The current other expense is primarily due to foreign exchange rate losses due to the continued weakening of the US dollar. Other expense, net for the six-month period ended June 30, 2004 was $65,000, compared to other income of $109,000 for the same period in 2003. The current other expense is primarily due to foreign exchange rate losses due to the continued weakening of the US dollar.

Income Taxes. Our provision for income taxes primarily pertains to foreign withholding tax and income taxes in foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards. Provision for income taxes for the three-month period ended June 30, 2004 was $19,000, compared to $102,000 for the same period in 2003. The decrease in the tax provision for the three months ended June 30, 2004 is due to losses in certain foreign jurisdictions where we had income for the three months ended June 30, 2003. Provision for income taxes for the six-month period ended June 30, 2004 was $44,000, compared to $179,000 for the same period in 2003. The decrease in the tax provision for the six months ended June 30, 2004 is due to losses in certain foreign jurisdictions where we had income for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our June 30, 2004 cash and cash equivalents amounted to $3,626,000, an increase of $1,808,000 from $1,818,000 at December 31, 2003. Net cash provided by operating activities for the six-month period ended June 30, 2004 was $1,574,000. Specifically, we had a net income of $306,000, net of non-cash expenses of $310,000 (depreciation and amortization, loss on disposal of equipment, and non-cash compensation), $1,556,000 in cash received from accounts receivable and a $163,000 decrease in accounts payable offset by an increase of $153,000 in prepaid expenses and other assets, and decreases of $8,000 in accrued expenses and $600,000 in deferred revenue.

Cash provided by investing activities for the six-month period ended June 30, 2004 was $178,000, which consisted of a decrease of $187,000 in other assets primarily related to a release of restricted cash to cash offset by purchases of property and equipment of $9,000.

Cash provided by financing activities for the six-month period ended June 30, 2004 was $10,000, consisting of $63,000 in proceeds from exercise of stock options and issuance of common stock under stock plans offset by $53,000 in payments under capital leases.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations and our current cash. Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We also have capital leases for certain computer equipment.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at June 30, 2004 are as follows:

	Amounts (In thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2004	520	33
2005	896	43
2006	188	—
2007	36	—
2008	5	—

Total minimum lease payments	$1,645	76

Less: Amount representing interest		5

Present value of minimum lease payments		71
Less: Current portion		50

Long-term portion of capital lease obligation		$21

Litigation

On November 13, 2001, we, and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. In April 2004, we received notice that the plaintiff dismissed this action without prejudice as to all defendants.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of June 30, 2004, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2004 or 2003. During the three months ended June 30, 2004 and 2003, respectively, we reissued 4,878 and 23,564 shares of common stock to non-employee directors and a consultant. During the six months ended June 30, 2004, and 2003, respectively, we reissued 9,678 and 37,512 shares of common stock to non-employee directors and a consultant. As of June 30, 2004, 375,491 shares remained in treasury at a cost of $1,401,000.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During the three- and six-month periods ended June 30, 2004, we paid Integration Objects a total of $50,000 and $71,000, respectively.

Factors That May Affect Future Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

We have a history of operating losses, and we may not remain profitable.

We incurred operating losses for two out of the three years ended December 31, 2003, including fiscal year 2003. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002, although our revenues declined from the fiscal year ended December 31, 2001. In June of 2003, our Board of Directors approved a workforce reduction plan. We incurred operating losses in each of the first three quarters of 2003 and for the year ended December 31, 2003 but achieved net income profitability in the fourth quarter of 2003 and the first and second quarters of 2004. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will return to profitability.

We are reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a large component of our total revenues, representing 44%, 39% and 37% of our total revenues in the years ended December 31, 2003, 2002 and 2001, respectively., Software maintenance fees represented 41% of our total revenues for each of the three- and six- months ended June 30, 2004. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 56%, 52% and 55% of our product revenues in years ended December 31, 2003, 2002 and 2001, respectively. For the three- and six- months ended June 30, 2004, sales through such channel partners represented 31% and 56% of our product revenues, respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, or financial position.

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

Our international revenues represented 39% and 51% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Our international revenues represented 50% and 54% of our total revenues for the six months ended June 30, 2004 and 2003, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, or financial position.

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At June 30, 2004, substantially all of our funds were in demand deposit accounts.

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

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, as a result of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During, and shortly following, the fiscal quarter ended June 30, 2003, we experienced turnover in our accounting and finance organization. In particular, our corporate controller left our company, and our European controller was on a personal leave of absence beginning in June 2003, returned to full-time status in October 2003, and was on personal leave again from April 2004 through the present. Furthermore, our former chief financial officer left our company in early August 2003. Management determined that the loss, or temporary absence of, these personnel resulted in certain conditions which, when considered collectively, constitute a material weakness in our internal controls. Such conditions included:

(a)	insufficient resources to perform an appropriate review and supervision of the preparation of accounting records related to our foreign subsidiaries;

(b)	insufficient resources to accurately prepare consolidated financial statements from detailed accounting records;

(c)	insufficiently developed accounting processes to support efficient preparation and independent auditor review of the consolidated financial statements; and

(d)	insufficient resources to oversee the preparation of the consolidated financial statements.

In addition to these weaknesses, our former independent auditors, PricewaterhouseCoopers LLP, identified certain other matters representing material weaknesses in internal controls over financial reporting in connection with their audit of our financial statements for the year ended December 31, 2003. These items included:

(a)	material weakness in our financial reporting closing and review process;

(b)	material weakness in our supervisory approval of journal entries;

(c)	material weakness in the control over our consolidation process and reporting by our subsidiaries; and

(d)	material weakness in our access and signatory rights to our bank accounts outside of the United States.

Beginning in the quarter ended September 30, 2003 we took a number of corrective actions to address the material weaknesses discussed above, including:

(a)	engaging, on a part time basis, a consultant who had served our company in a similar capacity in the past to perform the chief financial officer function until a permanent chief financial officer was hired;

(b)	initiating a search in the third quarter of 2003 for a new permanent chief financial officer that resulted in Stephen D. Allison, who has more than 25 years of finance experience with private and public companies, including 15 years of service as chief financial officer and vice president of finance, joining us in March 2004;

(c)	engaging a full-time contract accounting professional to supplement our accounting and financial reporting resources;

(d)	hiring a new senior corporate controller with extensive software industry experience; and

(e)	reviewing and upgrading the sub-contracted accounting support provided to our subsidiaries.

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

(a)	the review and reorganization of our accounting organization to provide improved lines of responsibility, review and authority;

(b)	the implementation of formal and documented closing procedures, which, among other things, require supervisory approval of certain journal entries based on a predefined criteria and the review and approval of all adjusting journal entries, contemporaneous accounting issue resolution, a ‘hard’ close at the end of every month and a reorganization of our subsidiary reporting procedure and timing;

(c)	the consolidation of reporting and responsibility for reviews of information, including foreign currency translations, from our subsidiaries to our corporate headquarters; and

(d)	the addition of our chief financial officer as a signatory to most of our bank accounts.

We are currently evaluating our intercompany borrowing arrangements and intend to establish policies and procedures to evidence the accounting for intercompany borrowings and foreign currency translation adjustments. We are also in the process of establishing remote access for all of our bank accounts and adding our chief financial officer and chief executive officer as signatories to all of our bank accounts.

We have performed additional procedures to evaluate the extent to which the internal control weaknesses discussed above could have led to material misstatements in our consolidated financial statements. Based on our evaluation, we do not believe that the control weaknesses and deficiencies noted above led to any material misstatements in the consolidated financial statements included in this report.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 13, 2001, we and our directors were served with a complaint filed by one of our stockholders, Special Situations Fund, III, L.P., in Delaware Chancery Court in and for New Castle County. The lawsuit asserted claims for, among other things, alleged breach of fiduciary duty and waste of corporate assets in connection with our rejection of a merger proposal by Rocket Software, the adoption of our proposed rights offering, and the execution of a letter of intent with Rocket Software relating to the sale of our NetCure product line. The complaint sought injunctive relief with respect to the Rocket Software merger proposal, the proposed rights offering and the sale of the NetCure product line to Rocket Software. On November 16, 2001, we and our directors were served with an amended and supplemental complaint further asserting that our directors breached fiduciary duties by consummating the sale of the NetCure product line to Rocket Software and allegedly refusing to negotiate with Rocket Software in connection with its merger proposal. The amended complaint also added Rocket Software as a defendant and asserted a claim against Rocket Software for aiding and abetting the alleged breaches of fiduciary duties. The amended complaint sought injunctive relief with respect to the Rocket Software merger proposal, rescission of the NetCure sale, and compensatory and/or recissionary monetary damages. On November 26, 2001, the court conducted a telephonic hearing on the plaintiff’s motion for expedited proceedings, and denied the motion at the conclusion of that hearing. On November 27, 2001, we were advised by plaintiffs’ counsel that, in light of the court’s decision on the motion to expedite proceedings, the plaintiffs intended to file a further amended complaint. In April 2004, we received notice that the plaintiff dismissed this action without prejudice as to all defendants.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended June 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
04/01/04-04/31/04	0	$—	501,300	148,700
05/01/04-05/31/04	0	—	501,300	148,700
06/01/04-06/301/04	0	—	501,300	148,700

(1) We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).

(2) Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

(3) We do not anticipate making further purchases under this Program.

Item 5. Submission of Matters to a Vote of Security Holders

Our 2004 annual meeting of stockholders was held on May 27, 2004.

At our 2004 annual meeting of stockholders, our stockholders elected Frank Cianciotta and Lowell B. Hawkinson to serve as directors of the Company until our 2007 annual meeting of stockholders and until their successors are duly elected and qualified. In addition to the directors listed above who were elected at the 2004 annual meeting of stockholders, the terms of the following directors continued after the 2004 annual meeting: Robert A. Degan, Barry R. Gorsun, John A. Shane and Thomas E. Swithenbank.

The matters acted upon at the 2004 annual meeting of stockholders, and the voting tabulation for each such matter, are as follows:

Proposal 1: To elect two Class II directors to the board of directors for the ensuing three years:

	Number of Votes
Nominees	For	Withheld
Frank Cianciotta	5,498,135	1,014,136
Lowell B. Hawkinson	6,480,264	32,007

Each of the above named individuals was elected as a Class II director.

Proposal 2: To amend our 2000 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance from 800,000 to 1,050,000:

Number of Votes
For	Against	Abstain
2,446,491	1,207,288	3,209

The proposal was approved.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
10.1	Form of Option Agreement for use with 2000 Stock Incentive Plan – Incentive Stock Option Agreement

10.2	Form of Option Agreement for use with 2000 Stock Incentive Plan – Non-statutory Stock Option Agreement

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following Current Reports on Form 8-K were filed or furnished by us during the quarter ended June 30, 2004:

1.	On May 12, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing a copy of our earnings release for the quarter ended March 31, 2004 (including financial statements).

2.	On May 13, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing a copy of our earnings release for the quarter and fiscal year ended December 31, 2003 (including financial statements).

3.	On June 3, 2004, we filed a Current Report on Form 8-K dated May 26, 2004 pursuant to Item 4 reporting that our independent accountants had declined to stand for re-appointment.

4.	On June 8, 2004, we filed a Current Report on Form 8-K dated June 2, 2004 pursuant to Item 4 reporting that the Audit Committee of our Board of Directors had appointed Vitale, Caturano & Company PC to serve as our independent accountants for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION (Registrant)

Dated August 16, 2004	/s/ STEPHEN D. ALLISON
Stephen D. Allison Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Option Agreement for use with 2000 Stock Incentive Plan – Incentive Stock Option Agreement

10.2	Form of Option Agreement for use with 2000 Stock Incentive Plan – Non-statutory Stock Option Agreement

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.