Form 10-Q
period 2004-09-30
GENSYM CORP
filed 2004-11-15
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 15, 2004 there were 7,255,377 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,969	$1,818
Accounts receivable, net	2,733	4,015
Prepaid and other current assets	585	872

Total current assets	6,287	6,705

Property and equipment, net	582	908
Deposits and other assets	528	673

Total Assets	$7,397	$8,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	666	235
Accrued expenses	1,671	2,134
Current portion of capital lease obligations	40	83
Deferred revenue	3,704	4,991

Total current liabilities	6,081	7,443
Other long-term liabilities	10	41
Long-term deferred revenue	94	150

Total liabilities	6,185	7,634

Stockholders’ Equity:
Preferred stock, $.01 par value—Authorized—2,000,000 shares; issued and outstanding - none	—	—
Common stock, $.01 par value—Authorized—20,000,000 shares; issued—7,599,962 shares in 2004 and 7,501,105 shares in 2003
Outstanding—7,231,643 shares in 2004 and 7,111,893 in 2003	76	75
Capital in excess of par value	21,955	21,889
Treasury stock—368,319 shares in 2004 and 389,212 shares in 2003, at cost	(1,373)	(1,458)
Accumulated deficit	(19,741)	(20,086)
Accumulated other comprehensive income	293	232

Total stockholders’ equity	1,212	652

Total liabilities and stockholders’ equity	$7,397	$8,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Product	$1,607	$1,267	$5,376	$3,269
Services	2,822	2,603	7,509	7,409

Total revenues	4,429	3,870	12,884	10,678

Cost of revenues:
Product	109	248	588	579
Services	1,319	884	3,049	2,276

Total cost of revenues	1,428	1,132	3,637	2,855

Gross profit	3,001	2,738	9,247	7,823

Operating expenses:
Sales and marketing	1,077	1,200	3,225	4,315
Research and development	822	869	2,568	2,547
General and administrative	969	1,214	2,906	3,010
Restructuring charge	—	—	—	250

Total operating expenses	2,868	3,283	8,699	10,122

Operating income (loss)	133	(545)	548	(2,299)
Other income (expense), net	(110)	220	(175)	329

Income (loss) before provision for income taxes	23	(325)	373	(1,970)
Provision (benefit) for income taxes	(68)	16	(24)	195
Net income (loss)	$91	$(341)	$397	$(2,165)

Basic earnings (loss) per share	$0.01	$(0.05)	$0.06	$(0.31)
Diluted earnings (loss) per share	$0.01	$(0.05)	$0.05	$(0.31)

Basic weighted average common shares outstanding	7,225	7,012	7,175	6,931
Diluted weighted average common shares outstanding	8,033	7,012	7,896	6,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$397	$(2,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	413	548
Loss on disposal of equipment	6	30
Non-cash compensation	35	45
Provision for bad debt	(93)	9
Changes in assets and liabilities:
Accounts receivable	1,371	1,004
Prepaid expenses and other assets	(121)	(150)
Accounts payable	431	68
Accrued expenses	(457)	(262)
Decrease in deposits and other assets	471	—
Restructuring	—	211
Deferred revenue	(1,340)	(872)

Net cash provided by (used in) operating activities	1,113	(1,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32)	(309)
Purchase of intangible assets	—	(250)

Net cash used in investing activities	(32)	(559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under capital lease arrangements		102
Payments on capital lease obligations	(73)	(113)
Proceeds from exercise of stock options and issuance of common stock under stock plans	66	56

Net cash provided by (used in ) financing activities	(7)	19

EFFECT OF EXCHANGE RATE CHANGES ON CASH	77	143

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,151	(1,911)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,818	3,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,969	$1,973

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Acquisition of equipment under capital lease obligations	$—	$54

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly our consolidated financial position as of September 30, 2004 and our results of operations and cash flows for the three- and nine- month periods ended September 30, 2004 and 2003. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 30, 2004. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2003, we sustained a significant loss in the first half of the year. Based on these results, management affected a restructuring plan designed to return the Company to profitability by year’s end without sacrificing our significant engineering investments in a next generation of products. Previously, we had achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to maintain growth and profitability in 2004 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Income (Loss )

The components of comprehensive income (loss) for the three- and nine-month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$91	$(341)	$397	$(2,165)
Other comprehensive income:
Foreign currency translation adjustment	31	47	61	161

Comprehensive income (loss)	$122	$(294)	$458	$(2,004)

4. Net Income (Loss) Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net income (loss) per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	7,225	7,012	7,175	6,931
Additional dilutive common stock equivalents	808	—	721	—

Diluted weighted average shares	8,033	7,012	7,896	6,931

Options to purchase 232,709 shares of common stock with an exercise price between $2.03 and $10.00 per share were outstanding in the third quarter of 2004, and options to purchase 587,709 shares of common stock with an exercise price between $1.52 and $10.00 per share were outstanding in the nine-month period ended September 30, 2004. These were excluded from the computation of diluted earnings per share because such options were anti-dilutive in the respective periods since their exercise prices exceeded the market value of our common stock. All options to purchase a total of 1,401,619 shares of common stock were outstanding for each of the three- and nine- month periods ended September 30, 2003, but were excluded from the computation of diluted earnings per share because such options were anti-dilutive as we had net losses in those periods.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2004	2003	2004	2003
Net income (loss) as reported	$91	$(341)	$397	$(2165)
Stock based compensation expense under the fair value-based method	24	13	76	108

Pro forma net income (loss)	$67	$(354)	$321	$(2,273)

Basic earnings (loss) per share as reported	$0.01	$(0.05)	$0.06	$(0.31)
Diluted earnings (loss) per share as reported	$0.01	$(0.05)	$0.05	$(0.31)

Pro forma basic earnings (loss) per share	$0.01	$(0.05)	$0.04	$(0.33)
Pro forma diluted earnings (loss) per share	$0.01	$(0.05)	$0.04	$(0.33)

6. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
United States	47%	48%	49%	47%
United Kingdom	5%	7%	6%	8%
Rest of Europe	31%	26%	27%	25%
Rest of World	17%	19%	18%	20%

	100%	100%	100%	100%

Revenues from one customer represented 10% and 13% of total revenues for the three- and nine- months ended September 30, 2004.

The following table presents our long-lived assets, net of depreciation and amortization, as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
United States	$563	$1,033
Europe	144	202

Total	$707	$1,235

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

All of our employees meeting certain eligibility requirements were able to participate in the Purchase Plan. An employee could elect to have a whole number percentage from 1% to 10% of his or her base pay withheld during a payroll deduction period, known as an “Offering Period,” for purposes of purchasing shares under the Purchase Plan. The price at which shares could be purchased during each offering was 85% of the fair market value per share of our common stock on either the first day or the last day of the Offering Period, whichever was lower. Each of the Offering Periods was six months long. However, the Compensation Committee of the board of directors could, at its discretion, choose an offering period of 12 months or less for each of the offerings and choose a different Offering Period for each offering. Under the Purchase Plan, we sold 1,159,603 shares as of September 30, 2004, of which 54,036 and 173,287 were issued in 2004 and 2003, respectively.

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

As permitted under Delaware law, we have agreements whereby we will indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, our liability for these agreements as of September 30, 2004 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of September 30, 2004 are not material.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for expert operations management. Our flagship product has been, and continues to be, G2®, which can emulate the reasoning of human experts as they assess, diagnose, and respond to unusual operating situations or as they seek to optimize operations. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 17,700 licenses to customers in a variety of industries.

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality and ability to integrate with a wide variety of industry-standard products and protocols. We released G2 version 7.1 in December 2003, adding to G2’s integration capabilities with support for message-oriented middleware and other capabilities. In June 2004, we released G2 version 8.0, which represents a generational advance in our G2 product line, with major new capabilities for reasoning, integration, embeddability, user interfaces, and developer productivity.

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

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asia-Pacific region.

The following is the percentage breakdown of revenue by product and service revenue:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
License sales	36%	33%	42%	31%
Consulting and training	22%	17%	17%	15%
Customer support services	42%	50%	41%	54%

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2003. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2003, have not changed during the nine-month period ended September 30, 2004.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES:
Product	36%	33%	42%	31%
Services	64%	67%	58%	69%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:
Product	2%	6%	4%	5%
Services	30%	23%	24%	21%

Total cost of revenues	32%	29%	28%	26%
Gross margin	68%	71%	72%	74%
OPERATING EXPENSES:
Sales and marketing	24%	31%	25%	40%
Research and development	19%	22%	20%	24%
General and administrative	22%	31%	23%	28%
Restructuring charge	0%	0%	0%	2%

Total operating expenses	65%	84%	68%	94%

Operating income (loss)	3%	(13)%	4%	(20)%

OTHER INCOME (EXPENSES), NET	(2)%	6%	(1)%	3%

Income (loss) before provision for income taxes	1%	(7)%	3%	(17)%
PROVISION FOR INCOME TAXES	(1)%	0%	0%	2%
Net income (loss)	2%	(7)%	3%	(19)%

Revenues

Three and Nine months ended September 30, 2004 and 2003

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products, which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

Total revenues for the three-month period ended September 30, 2004 were $4.4 million, an increase of $.5 million, or 14%, from the same period in 2003. The increase was attributable to an increase of $.3 million, or 27%, in license revenue and an increase of $.2 million, or 8%, in services revenue. Total revenues for the nine-month period ended September 30, 2004 were $12.9 million, an increase of $2.2 million, or 21%, from the same period in 2003. The increase was attributable to an increase of $2.1 million, or 64%, in license revenue and an increase of $.1 million, or 1%, in services revenue.

International revenues represented 53% and 52% of our total revenues for the three-month periods ended September 30, 2004 and 2003, respectively. This increase is a result of the completion of a large long term contract offset by a decrease in international consulting revenue. International revenues represented 51% and 53% of our total revenues for the nine-month periods ended September 30, 2004 and 2003, respectively. The decrease is the result of a general increase in sales in the US and a decrease in services internationally, partially offset by the recognition of revenue for a large, long term, international contract in the third quarter of 2004.

We currently have one customer that accounts for 10% and 13% of revenue for the three- and nine-month periods ended September 30, 2004, respectively.

Product. Product revenues for the three-month period ended September 30, 2004 were $1.6 million, an increase of $.3 million, or 27%, from the same period in 2003. This increase was due to the overall improvement of license sales. Product revenues for the nine-month period ended September 30, 2004 were $5.4 million, an increase of $2.1 million, or 64%, from the same period in 2003. This increase is mainly attributable to a large order received through a US government prime contractor and recognized in the second quarter of 2004.

Services. Services revenues for the three-month period ended September 30, 2004 were $2.8 million, an increase of $.2 million, or 8%, from the same period in 2003. This increase was a result of the increase in US services revenue, the recognition of revenues previously deferred on a large international order that was completed in the three-month period ended September 30, 2004, partially offset by the decrease in maintenance services and ongoing international services. Services revenues for the nine-month period ended September 30, 2004 were $7.5 million, an increase of $.1 million, or 1%, from the same period in 2003. This increase was due to an increase in consulting and educational services revenues of $.6 million, or 35% offset by a decrease in customer support revenues of $.5 million.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month period ended September 30, 2004 were $1.4 million, an increase of $.3 million, or 26%, from the same period in 2003. This increase was primarily due to additional subcontractor costs and the recognition of deferred work in progress charges for a completed contract, offset by the results of cost containment efforts. Our gross margin percentage decreased to 68% for the three-month period ended September 30, 2004 from 71% for the same period in 2003 as a result of smaller margins on sales that required subcontractor services. Cost of revenues for the nine-month period ended September 30, 2004 was $3.6 million, an increase of $.8 million, or 27%, from the same period in 2003. The reasons for the increase are the same as those pertaining to the quarter recently completed. Our gross margin decreased to 72% for the nine-month period ended September 30, 2004 from 73% for the same period in 2003 primarily due to the smaller margins on sales required subcontractor services.

Product. Product cost of revenues for the three-month period ended September 30, 2004 was $.1 million, a decrease of $.1 million, or 56%, from the same period in 2003. This decrease was primarily due to a reduction of costs required to support product services, commissions and royalties. Product cost of revenues for the nine-month period ended September 30, 2004 was $.6 million, unchanged from the same cost as the same period in 2003. This was a result of additional subcontractor and amortization costs in 2004 that were offset by cost containment efforts for the same period.

Services. Services cost of revenues for the three-month period ended September 30, 2004 was $1.3 million, an increase of $.4 million, or 49%, from the same period in 2003. The increase in service cost was primarily due to additional subcontracting and the recognition of work in progress costs previously deferred. . Services cost of revenues for the nine-month period ended September 30, 2004 was $3.0 million, an increase of $.8 million, or 34%, from the same period in 2003. The increase in service costs was primarily due to the same reasons as those pertaining to the quarter recently completed.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended September 30, 2004 were $1.1 million, a decrease of $.1 million, or 10%, from the same period in 2003. The decrease was primarily attributable to a decrease in sales personnel costs and their related travel costs resulting from the cost control program implemented in September 2003 partially offset by new marketing programs in 2004. Sales and marketing expenses for the nine-month period ended September 30, 2004 were $3.2 million, a decrease of $1.1 million, or 25%, from the same period in 2003. The decrease in sales and marketing costs was primarily due to the same reasons as those pertaining to the quarter recently completed. Sales and marketing expenses for the three-month period ended September 30, 2004 decreased to 24% of revenues from 31% for the same period in 2003. The decrease in percent of revenue was the result of an increase in product revenues and a decrease in expenses. Sales and marketing expenses for the nine-month period ended September 30, 2004 decreased to 25% of revenues from 40% for the same period in 2004. The decrease in percent of revenues was not a result of the decrease in actual expenditures but the result of the increase in revenues that form the basis for the calculation.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Research and development expenditures include ongoing enhancements of the existing G2 and G2 based product line, as well as new software products. These expenses for the three-month period ended September 30, 2004 were $.8 million which reflects a decrease of $47,000, or 5%, from the same period in 2003. This decrease is primarily attributable to cost containment measures, such as the reduction of costs related excess facility space and the reduction of depreciation expenses as capital equipment reached the end of the depreciation lifecycle. Research and development expenses for the nine-month period ended September 30, 2004 were $2.6 million, which was unchanged from the same period in 2003. This was a result of cost containment measures offset by additional personnel costs. Research and development expenses for the three-month period ended September 30, 2004 decreased to 19% of revenues from 22% for the same period in 2003. The decrease in percent of revenue was primarily the result of the decrease of overall spending in 2004. Research and development expenses for the nine-month period ended September 30, 2004 decreased to 20% of revenues from 24% for the same period in 2003. The decrease in percent of revenue was primarily the result of an increase in product revenues.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three-month period ended September 30, 2004 were $1.0 million, a decrease of $.2 million, or 20%, from the same period in 2003. The decrease was mainly attributable to lower professional service costs, personnel costs, and a reduction of the reserve for bad debts, partially offset by recruiting fees for senior management. General and administrative expenses for the nine-month period ended September

30, 2004 were $2.9 million, a decrease of $.1 million, or 3%, from the same period in 2003. The decrease was mainly attributable to the reduction of our reserve for bad debt which was established in 2003, partially offset by an increase in recruiting costs and personnel expense. General and administrative expenses for the three-month period ended September 30, 2004 decreased to 22% of revenues from 31% for the same period in 2003. The decrease was mainly attributable to reduction of actual expenditures and the impact of increasing the revenues, which is the basis of the calculation. General and administrative expenses for the nine-month period ended September 30, 2004 decreased to 23% of revenues from 28% for the same period in 2003. The decrease was not a result of a decrease in actual expenditures and is mainly attributable to the increase in revenues.

Restructuring. In June 2003, our board of directors approved a workforce reduction plan to reduce our expenses to a level that was commensurate with then current levels of revenue. As a result of implementation of this plan, we recorded a pre-tax restructuring charge of $250,000 in June 2003, which was later adjusted to $216,000 during the fourth quarter of 2003. The charge is based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe and related legal costs. No costs were incurred prior to June 30, 2003, and the plan was completed by June 30, 2004 and there were no expenses in the third quarter of 2004. We paid $131,000 of restructuring expenses for the nine-month period ended September 30, 2004.

Other income, net. Other income (expense), net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income or expense. Other expense, net for the three-month period ended September 30, 2004 was $.1 million, compared to other income, net of $.2 million for the same period in 2003. The current other expense is primarily due to foreign exchange rate losses due to the continued weakening of the US dollar. Other expense, net for the nine-month period ended September 30, 2004 was $.2 million, compared to other income of $.3 million for the same period in 2003. The decreast was primarily due to the same reasons as those pertaining to the quarter recently completed.

Income Taxes. Our provision for income taxes pertains to foreign withholding tax and income taxes in the U.S. and foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards. The recorded benefit for income taxes for the three-month period ended September 30, 2004 of $.68,000, compared to $16,000 for the same period in 2003. The tax benefit recorded in the three months ended September 30, 2004 is due to a reduction of our estimated tax obligations in the United States based on final 2003 tax filings completed during the three months ended September 30, 2004. The benefit for income taxes for the nine-month period ended September 30, 2004 was $24,000, compared with a provision of $195,000 for the same period in 2003. The decrease in the tax provision for the nine months ended September 30, 2004 is due to a reduction of United States tax obligation offset by obligations in certain foreign jurisdictions where we had income for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our September 30, 2004 cash and cash equivalents were approximately $3.0 million, an increase of $1.2 million from $1.8 million at December 31, 2003. Net cash provided by operating activities for the nine-month period ended September 30, 2004 was $1.1 million. Specifically, we had a net income of $.4 million, net of non-cash expenses of $.5 million (depreciation and amortization, loss on disposal of equipment, non-cash compensation, provision of bad debt), $1.4 million in cash received from accounts receivable and a $.4 million increase in accounts payable offset by an increase of $.1 million in prepaid expenses and other assets, and decreases of $.5 million in deposits and other assets (bonds held to ensure contract performance and work in progress for completed contracts), $.5 million in accrued expenses and $1.3 million in deferred revenue.

Cash used in investing activities for the purchase of property and equipment for the nine-month period ended September 30, 2004, was $32,000.

Cash used in financing activities for the nine-month period ended September 30, 2004, was $7,000, composed of $73,000 in payments under capital leases partially offset by $66,000 in proceeds from exercise of stock options and issuance of common stock under stock plans.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at September 30, 2004 are as follows:

	Amounts (In thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2004	$263	11
2005	913	43
2006	197	—
2007	39	—
2008	5	—

Total minimum lease payments	$1,645	$54

Less: Amount representing interest		3

Present value of minimum lease payments		51
Less: Current portion		40

Long-term portion of capital lease obligation		$11

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of September 30, 2004, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2004 or 2003. During the three months ended September 30, 2004 and 2003, respectively, we reissued 5,287 and 19,775 shares of common stock to non-employee directors and a consultant. During the nine months ended September 30, 2004, and 2003, respectively, we reissued 14,965 and 57,287 shares of common stock to non-employee directors and a consultant. As of September 30, 2004, 369,319 shares remained in treasury at a cost of $1,374,000.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. We made no payments to Integration Objects during the three months ended September 30, 2004. During the nine-month period ended September 30, 2004, we paid Integration Objects a total of $71,000.

Factors That May Affect Future Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by our management from time to time.

We have a history of operating losses, and we may not remain profitable.

We incurred operating losses for two out of the three years ended December 31, 2003, including fiscal year 2003. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002, although our revenues declined from the fiscal year ended December 31, 2001. In June 2003, our Board of Directors approved a workforce reduction plan. We incurred operating losses in each of the first three quarters of 2003 and for the year ended December 31, 2003 but achieved net income profitability in the fourth quarter of 2003 and the first, second and third quarters of 2004. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will maintain our profitability.

We are reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a large component of our total revenues, representing 44%, 39% and 37% of our total revenues in the years ended December 31, 2003, 2002 and 2001, respectively. Software maintenance fees represented 42% of our total revenues for each of the three- and nine- months ended September 30, 2004. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 56%, 52% and 55% of our product revenues in years ended December 31, 2003, 2002 and 2001, respectively. For the three- and nine- months ended September 30, 2004, sales through such channel partners represented 45% and 52% of our product revenues, respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, or financial position.

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

Our international revenues represented 53% and 52% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. Our international revenues represented 51% and 53% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, or financial position.

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At September 30, 2004, substantially all of our funds were in demand deposit accounts.

Impact of Foreign Currency Rate Changes

Our contracts with customers are generally denominated in US dollars or Euros. We transact business in various countries and thus have exposure to adverse movements in foreign currency exchange rates. This exposure is primarily related to intercompany receivable and payable balances that are recorded on the balance sheet in currencies other than the functional currency. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the statement of operations. In addition, we have certain cash balances held in currencies other than our functional currency or the functional currency of our subsidiaries. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the appropriate statements of operations.

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, as a result of the material weaknesses in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During, and shortly following, the fiscal quarter ended June 30, 2003, we experienced turnover in our accounting and finance organization. In particular, our corporate controller left our company, and our European controller was on a personal leave of absence beginning in June 2003, returned to full-time status in October 2003, and was on personal leave again from April 2004 through the present. Furthermore, our former chief financial officer left our company in early August 2003. Management determined that the loss, or temporary absence of, these personnel resulted in certain conditions which, when considered collectively, constitute a material weakness in our internal controls. Such conditions included:

•	insufficient resources to perform an appropriate review and supervision of the preparation of accounting records related to our foreign subsidiaries;

•	insufficient resources to accurately prepare consolidated financial statements from detailed accounting records;

•	insufficiently developed accounting processes to support efficient preparation and independent auditor review of the consolidated financial statements; and

•	insufficient resources to oversee the preparation of the consolidated financial statements.

In addition to these weaknesses, our former independent auditors, PricewaterhouseCoopers LLP, identified certain other matters representing material weaknesses in internal controls over financial reporting in connection with their audit of our financial statements for the year ended December 31, 2003. These items included:

•	material weakness in our financial reporting closing and review process;

•	material weakness in our supervisory approval of journal entries;

•	material weakness in the control over our consolidation process and reporting by our subsidiaries; and

•	material weakness in our access and signatory rights to our bank accounts outside of the United States.

Beginning in the quarter ended September 30, 2003 we took a number of corrective actions to address the material weaknesses discussed above, including:

•	engaging, on a part time basis, a consultant who had served our company in a similar capacity in the past to perform the chief financial officer function until a permanent chief financial officer was hired;

•	initiating a search in the third quarter of 2003 for a new permanent chief financial officer that resulted in Stephen D. Allison, who has more than 25 years of finance experience with private and public companies, including 15 years of service as chief financial officer and vice president of finance, joining us in March 2004;

•	engaging a full-time contract accounting professional to supplement our accounting and financial reporting resources;

•	hiring a new senior corporate controller with extensive software industry experience; and

•	reviewing and upgrading the sub-contracted accounting support provided to our subsidiaries.

•	consolidating reporting and responsibility for reviews of information, including foreign currency translations, from our subsidiaries to our corporate headquarters; and

•	adding our chief financial officer as a signatory to most of our bank accounts.

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

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•	the review and reorganization of our accounting organization to provide improved lines of responsibility, review and authority; and

•	the implementation of formal and documented closing procedures, which, among other things, require supervisory approval of certain journal entries based on a predefined criteria and the review and approval of all adjusting journal entries, contemporaneous accounting issue resolution, a ‘hard’ close at the end of every month and a reorganization of our subsidiary reporting procedure and timing.

We continue to evaluate our intercompany borrowing arrangements and intend to establish policies and procedures to evidence the accounting for intercompany borrowings. We are also continuing the process of establishing remote access for all of our bank accounts and adding our chief financial officer and chief executive officer as signatories to all of our bank accounts.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities, and Use of Proceeds

The following table provides information about purchases by the company during the quarter ended September 30, 2004 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purch ased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
07/01/04-07/31/04	0	$—	501,300	148,700
08/01/04-08/31/04	0	—	501,300	148,700
09/01/04-09/30/04	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

ITEM 6. Exhibits

(a) The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
10.1	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.2	Employment Offer Letter, dated August 19, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.3	Stock Option Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.4	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.5	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION
(Registrant)

Dated November 15, 2004	/s/ STEPHEN D. ALLISON
Stephen D. Allison
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.2	Employment Offer Letter, dated August 19, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.3	Stock Option Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.4	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

10.5	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated and filed on August 30, 2004)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.