Form 10-K
period 2004-12-31
GENSYM CORP
filed 2005-03-31
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-27696

GENSYM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2932756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Second Avenue Burlington, MA	01803-4411 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 265-7100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    YES  ☐    NO  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2004, of $7,476,426.

As of March 29, 2004 there were 7,266,187 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on Wednesday, May 18, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS.

General

We are a provider of rule engine software and services for mission-critical solutions that support and automate decisions in real time. Our flagship G2 software applies real-time rule technology for decisions that optimize operations and that detect, diagnose, and resolve costly problems. With applications based on G2, organizations in manufacturing, utilities, communications, transportation, aerospace, finance, and government increase the agility of their business operations and achieve greater levels of performance.

Applications of our products apply rule-logic in real time to enable organizations to make better operational decisions. Benefits derived from the use of our products include:

•	greater agility in responding to changing business conditions;

•	increased production capacities;

•	reduced consumption of energy, materials, and resources;

•	avoidance of capital expenditures;

•	waste reduction, higher levels of product and service quality;

•	and avoidance of costly operational disruptions and shutdowns.

Our key product is G2, a mature and robust software platform that underlies all of our other products. We released our most recent version of G2, version 8.0, in June, 2004. This release represented a generational advance in our G2 product line and introduced major new capabilities in the areas of reasoning technology, standards-based integration and embeddability, user interface, and developer productivity. G2 8.0 was designed to enable smooth migration of applications running in earlier versions of G2. We have begun field testing a pre-release version of G2 8.1.

We also offer a number of products that use G2 as a platform. These products enable customers to implement certain types of applications more quickly and economically by providing domain-specific functionality. Our current products are:

Product	Application
G2	Real-time, rule engine platform for optimizing operations and detecting, diagnosing and responding to problems in real time.

G2 NeurOn-Line®	Online, rule-driven neural-network models that predict, control, and optimize complex non-linear processes.

G2 Optegrity™	Abnormal condition management of process plant units.

G2 Intelligent Objects	Abnormal condition management of process plant equipment.

G2 Integrity	Expert fault management of voice and data networks.

G2 ReThink®	Management of the business process life cycle through rule-driven simulation and online automation.

G2 e-SCOR	Simulation and analysis of supply chain performance under proposed configuration changes.

We have a professional services group that can be engaged by our customers to develop applications or assist in the development of applications. However, many of our customers build their own applications. We also offer multiple courses to train customers in the use of our products.

We derive revenue from sales of and service for our products and account for such revenue in four ways:

•	Sale of product licenses—mostly one-time payment for perpetual licenses.

•	Customer support services—includes both product support and product enhancements and updates. Pricing is generally based on a percentage of the price of the product license. Service contracts, mandatory for the first year following the purchase of a product license, are typically for one-year periods. Payment is due at the commencement of each support year, but revenue is recognized over the course of the year.

•	Consulting services—provision of various billable services to customers for helping develop and install applications. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are usually accounted for on a percentage-of-completion basis.

•	Educational services—provision of training in the use of our products, some in public classes and some in-house for customers who require a dedicated training program. These services are billed on a course-fee or day-rate basis.

We have a sales force in the United States, Europe, and the Middle East. Our sales force is focused on the generation of new business in several vertical and horizontal markets. The vertical markets include: chemical, oil, and gas; other process manufacturing; discrete manufacturing; power utilities; water utilities; telecommunications; government; transportation; and aerospace. The horizontal markets include business process management, supply chain management, and modeling and simulation.

Our sales activities have historically involved a combination of direct sales to end users and indirect sales through partners. In January 2005, we launched an indirect channel strategy for our sales force that places their primary focus on development of new business through indirect channels. In addition, our sales force will continue to support the current and future needs of our existing end user customers. As part of the execution of our indirect channel strategy, we have introduced new indirect channel programs designed to improve our ability to attract new partners and to support existing partners, which pursue business based on our products across our target vertical markets. Channel partners are also able to provide development, support, and training services to our customers. We have channel partners in North and South America, Europe, the Middle East, Africa, and the Asian-Pacific region.

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

Our Products

Our core technology is an extensible, customizable software platform known as G2. G2 supports complex applications that emulate human reasoning and make operating decisions using rule-based knowledge and often real-time data. We sell G2 and several products based on or complementary to it.

G2

G2, our core technology, is a comprehensive, object-oriented environment for rapidly building and deploying mission-critical, rule engine applications that help improve complex business operations in real time. G2 applications apply knowledge that combines the experience of operations personnel with analytical models constructed by engineers and business professionals, as well as past and real-time data, in order to reach conclusions, provide advice, and take real or simulated actions in a timely fashion. G2 can pursue multiple lines of reasoning based on this knowledge and can consider multiple problems concurrently. It can maintain records of historical data and results of its reasoning, which is important for ongoing, real-time management of operations. It also incorporates a broad array of integrated technologies that enable application developers to implement object-oriented, rule-based applications without the need for conventional computer programming.

G2 enables an application developer to express rule logic through objects, rules, models and procedures using structured natural language so that the logic can be readily understood and modified. The G2 development environment enables a developer to test an application using simulated data and to view the results graphically. In this way, an application can be tested under various scenarios before deployment. Application changes in G2 are immediate, with no stopping for code compilation, and interactive to facilitate application improvements during prototyping, during development, and even while in deployment. Using G2’s ability to support rapid application development, a developer can show a dynamic, graphically animated prototype of an application to an end user at an early stage, often within a few days.

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

Applications built on G2 are portable and can operate across a number of computer operating systems, so that solutions can be deployed on a wide range of platforms and later migrated to other computers and operating systems. G2 currently runs on PCs running Windows ® NT/2000/XP and on workstations from Compaq, Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under the Windows, the UNIX® and the Linux® operating systems.

G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, G2 components, such as Telewindows and G2 WebLink, enable multiple end users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PCs running Windows.

In June 2004, we released G2 version 8.0. This release represented a generation advance in G2 and contained important new functionality, including:

•	a new distributed publish and subscribe facility for enhanced ability to detect real time events;

•	a redesigned ActiveX control for more powerful integration within Microsoft Windows environments;

•	a new Windows-based user interface client;

•	and many enhancements for improving developer productivity.

In February 2005, we began field testing a pre-release version of G2 8.1., which, when commercially released, is expected to include new capabilities that enhance G2’s representation and processing of rule logic and that further increase the productivity of application developers.

G2 NeurOn-Line

G2 NeurOn-Line is a G2-based software product that enables non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for online, dynamic applications involving prediction of manufacturing process conditions. G2 NeurOn-Line can identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used online to compare process behavior with the model’s prediction, and thus to control the process. Applications in G2 NeurOn-Line are built graphically by selecting objects from menus, connecting them, and entering attribute and control information. Bundled with G2 NeurOn-Line is NeurOn-Line Studio, which is a Windows desktop tool for off-line analysis, modeling, and design optimization of processes, based on data from a data historian or spreadsheet data arrays. To make the tool easy for process engineers to use, many technical decisions such as selection of relevant inputs, time delays, and network architecture are automated. Once a model has been built for a process, NeurOn-Line Studio enables users to discover more profitable ways to run it through simulation and optimization. NeurOn-Line Studio models can be deployed either in a G2 environment or as Microsoft ActiveX objects in embedded Windows applications.

G2 Optegrity

G2 Optegrity is a G2-based software product that enables process manufacturers to manage abnormal conditions that occur within process plants. G2 Optegrity ensures sustained operational performance and continuous availability of production assets. Its applications detect and resolve abnormal process conditions early, before the conditions would otherwise be detected by operators or control systems and before they escalate to disrupt production and threaten quality and profits. G2 Optegrity enables process manufacturers to reduce off-specification production, minimize or eliminate unplanned shutdowns, improve operator productivity, lower production costs, raise operational safety levels, increase process utilization, and enable non-stop operation.

Included with G2 Optegrity are Intelligent Objects which are G2-based software objects that proactively detect problematic conditions in specific types of production equipment, including furnaces, compressors, treaters, distillation columns, exchangers, pumps, sensors, controllers, valves, tanks and vessels. Intelligent Objects encapsulate expert knowledge about efficient and safe operation of these equipment types. The objects are highly configurable to save time and cut effort in building and maintaining G2 Optegrity applications.

G2 Integrity

G2 Integrity is an integrated G2-based software product for intelligently managing faults and service levels in voice and data networks. G2 Integrity maintains continuous availability by detecting, diagnosing and correcting problems before they adversely impact services. The software helps users lower operating costs and improve service quality. Network service providers, network management companies, telecommunications equipment manufacturers and end-user corporations use G2 Integrity to manage the performance of many different types of networks. G2 Integrity can interoperate with a number of other network management programs, such as HP OpenView and IBM Tivoli, and provide intelligent operations support that addresses today’s complex communications operations problems. With G2 Integrity, users have an enhanced ability to satisfy service-level agreements, to manage growth in a cost-effective manner, to minimize the risks of implementing new services and technologies, and to gain competitive advantage. Key functional uses include early detection of network problems, alarm/message/event filtering, alarm correlation across disparate platforms, root cause analysis, anticipating effects of network failures, and recommending and/or automating appropriate corrective actions.

G2 ReThink

G2 ReThink is a software platform for graphical simulation, analysis, and automation of business processes. As a simulation and analysis tool, G2 ReThink enables users to model their business operation and rule-based policies as it currently operates. Users can define key performance metrics and determine how business operations measure up against those metrics. From a model, users can simulate and analyze business process and policy alternatives. Unlike other simulation tools, G2 ReThink can deploy models and rules to monitor and automate the execution of business processes. G2 ReThink applications can monitor business processes in real time, alerting operations personnel to potential problems as they occur. By automating the online execution of business processes, G2 ReThink can help achieve sustained performance.

G2 e-SCOR

G2 e-SCOR is a G2-based product for supporting supply-chain design and policy decisions. Based on the Supply Chain Council’s SCOR standard, G2 e-SCOR drives strategic decisions by evaluating and comparing alternative supply-chain designs and management strategies. With G2 e-SCOR, users can simulate various configurations, test the robustness of a supply-chain configuration, and identify the service levels required for each member of a supply-chain network. It can help identify the weak links and areas for improvement within a supply chain. G2 e-SCOR is highly flexible and is ideal for performing “what-if” analyses.

Target Markets and Customers

Our customers include end users, value-added resellers, systems integrators and original equipment manufacturers. Many of the largest industrial corporations in the world are our customers. For example, in the manufacturing sector, customers include firms such as ABB, Dow Chemical, DuPont, Eli Lilly, El Paso Energy, Emerson, Exxon Mobil, Invensys, Lafarge, Siemens, Shell and Toyota. In the government sector, our customers include the U.S. Department of Defense, Department of Energy, Mitre, and NASA. In the telecommunications sector, our customers include Computer Sciences Corporation, Ericsson, Motorola, and Pivetal.

Manufacturing has been a key area of expertise since our founding in 1986. We target manufacturers who seek to manage complex processes in order to improve product quality, increase the availability of production systems, and enhance the safe operation of their facilities. Working with our network of partners and through our own consulting organization, our customers deploy custom applications based on our products.

Our sales force operates across markets servicing both end users and partners. In January 2005, we launched new indirect channel programs and redirected the primary focus of our sales force to grow new business through our indirect channel partners. Our new indirect programs are designed to leverage the market presence, domain knowledge, and project experience of our partners. At the same time, our sales force will continue to directly support the current and future needs of our existing base of end users.

Sales and Marketing

We employ both a direct sales force and select channel partners to bring our products and services to end users.

We have sales offices in the U.S., Europe, and the Middle East, and channel partners worldwide. In 2004, 2003, and 2002 we received 50%, 54%, and 57% of our total revenues, respectively, from international operations. Our domestic and international sales as a percentage of total revenues in 2004, 2003, and 2002 were as follows:

	2004	2003	2002
United States	50%	46%	43%
United Kingdom	5	8	15
Rest of Europe	27	27	26
Other	18	19	16

	100%	100%	100%

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

Our channel partners sell into all of our vertical markets and are the primary channel for development of new business in all markets. Our channel partners, who include systems integrators, original equipment manufacturers, and value-added resellers, are selected for their capability to provide end users with focused application solutions built on G2 and our G2-based products. These channel partners currently include organizations such as ABB, Emerson Process, Ericsson, Invensys, MinnovEx, and Siemens. Our direct sales efforts and our channel partners generated the following percentages of product revenues for 2004, 2003, and 2002 respectively.

	2004	2003	2002
Direct Sales force	51%	44%	48%
Channel Partners	49	56	52

	100%	100%	100%

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

We market our products in the Asia-Pacific region, South America and certain other regions through distributors. These distributors have technical competence in the application of G2 and G2-based products, market these products, provide local training and support assistance to customers, translate documentation, help localize software, and provide systems integration services.

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

Education Services.    We offer a progressive series of introductory, intermediate and advanced training courses for customers, partners, and potential users of our products. The courses are taught at our corporate headquarters in Burlington, Massachusetts, at our worldwide sales offices, and at customer locations. Many of our customers attend one to three weeks of training and implement their applications using the development features of our software. We offer a regular schedule of courses in our offices in North America and Europe, and special on-site training courses are offered around the world on an as-needed basis. Direct application-engineering services are available to support our end users and marketing partners on an international basis.

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

We have a user group, the Gensym User Society, which we manage. This organization consists of worldwide users of our software who have current maintenance contracts. An important function of the user group is to provide us with feedback from advanced users in regards to product performance and desired product enhancements. GUS 2004, a worldwide meeting of the Gensym User Society, was held in Nice, France in October 2004. During 2005, we plan to hold user society meetings at regional locations.

Research and Development

We believe that future license sales and ongoing renewal of our service and support contracts depend upon our ability to regularly enhance our existing products, as well as to develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of our customers.

We typically develop new products and enhancements to existing products in response to market analyses and feedback from customers obtained by our customer support and consulting personnel. In addition we take new product initiatives to address targeted markets and industry standards. During 2004, we released new versions of our products to address new market requirements and update existing program code. In June, 2004 we released G2 version 8.0, which represented a generational advance and was designed to reduce the time and effort it takes to develop and deploy G2 applications and to enhance application benefits. G2 8.0 contains many new features, including a new publish and subscribe capability to enhance detection of real time events, extended support of Microsoft Windows standards to improve embeddability of G2, and many features that reduce application development effort. In February 2005, we began field testing a pre-release version of G2 8.1 which, when commercially released, is expected to include capabilities that enhance G2’s representation and processing of rule logic and that further increase the productivity of application developers.

In 2004, approximately 28% of our operating expense was committed to research and development, and we expect continuing investment in this area. While we expect that certain new products will be developed internally, we may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants.

Our research and development expenses were as follows for the years ended 2004, 2003 and 2002 respectively:

	2004	2003	2002
Research & Development Expense	$3,289,000	$3,303,000	$3,217,000

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

The first TrueManage application expected to reach the market is LifeVisor™, a cell phone based device for self management of chronic diseases, such as diabetes and obesity. When development is completed, LifeVisor is expected to provide around-the-clock, proactive, intelligent guidance for a patient’s daily activities, such as checking blood glucose levels, taking medication, eating meals, and exercising. LifeVisor is also expected to be able to interface between a patient and his or her care providers.

Competition

We face competition from other rule engine vendors and from application-specific vendors. Rule engines have their roots in artificial intelligence technology and expert system software. The rule engine market is one that has evolved during the past several years into a widely recognized category of information technology. For example, prominent IT analyst organizations, such as Gartner, Inc., now regularly publish reports on business rule engine technology and vendors.

In the rule engine market, Gensym’s G2 competes with other established rule engine products including Fair Isaac’s Blaze product, ILOG’s Rules product, and Computer Associates’ Aion product. We believe that G2 differentiates itself from these and other rule engine products by its ability to apply rule logic in real time. G2 addresses what Gensym sees as one of the toughest challenges in rules processing—the ability to optimally process large numbers of transactions using complex decision logic in real time. G2 is designed to meet this challenge with scalability and to enable agile responses to changing operating conditions by allowing users to easily make ‘on-the-fly’ updates to the decision logic. We believe that there is a growing need in the rule engine market for these capabilities.

In the manufacturing market, a number of software companies offer products that perform certain functions of G2 for specific applications. We believe that our products offer, in a single, seamlessly integrated manner, the most comprehensive set of software technologies available upon which to successfully build a broad range of rule-driven management solutions. Competition in these manufacturing markets includes point solutions that resolve specific problems, real-time and expert system products, and traditional providers of custom programming services. For example, companies such as Aspen Technology and Pavilion sell solutions that compete with our products with respect to specific applications or uses. A rule-driven system based on point solutions, however, requires the integration of various software packages from different vendors, and is often difficult to maintain. Although our competitors’ systems may sometimes offer faster initial implementation, we believe that these systems do not provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic and complex operating environment. Point solutions may also fail to provide the extensibility to add rule logic and other reasoning technologies, such as neural networks.

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

Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and licenses and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose restrictions on the licensee’s ability to utilize the software. In addition, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements with us. We also restrict access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

We have filed patent applications on two inventions embodied in our new software reasoning platform, TrueManage. There can be no assurance that any of these applications will result in an issued patent.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software exists, it can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

There can be no assurance that other parties will not claim infringement with respect to our current or future products. We expect that developers of rule engine software products increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into terms marginally acceptable to us. A successful infringement claim against us and our failure or inability to license the infringed rights or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

We integrate certain technology licensed from third-parties into our products. This third-party technology may not continue to be available on commercially reasonable terms. We believe there are alternative sources for such technology. However, if we are unable to maintain licenses to the third-party technology included in our products, product distribution could be delayed until equivalent software could be developed or licensed and integrated into our products. This delay could materially adversely affect our business, operating results and financial condition.

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

Employees

As of December 31, 2004, we had 79 employees, including employees in the following functional areas:

Sales & Marketing	16
Product Development	19
Consulting Services	17
Customer Support, Production & Licensing, Educational Services	9
General & Administrative	18

Total Employees	79

Of these employees, 57 were located in the United States and 22 were located in foreign countries. None of our employees are represented by a labor union, and we believe that our employee relations are good.

ITEM 2.    PROPERTIES.

At December 31, 2004, our headquarters and principal operations were located in a leased facility with 27,250 square feet in Burlington, Massachusetts. The lease on the Burlington facility expires on January 31, 2006, with an option to renew for an additional term of five years. In addition to rental expenses, we must also pay an allocated portion of operating expenses and taxes each year. We also lease sales office space in the metropolitan areas of several cities throughout North America, as well as France, Italy, The Netherlands, and Tunisia. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.    LEGAL PROCEEDINGS.

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.01 par value per share, is currently quoted on the OTC Bulletin Board under the symbol “GNSM”. The following table sets forth the high and low closing prices per share of our common stock for the quarterly periods indicated on the OTC Bulletin Board. Prices for common stock are the closing sales prices on the OTC Bulletin Board. Due to the low trading volume in our common stock, the reported trading prices may not be indicative of the value of our common stock.

2004	High	Low
First quarter	$1.24	$0.81
Second quarter	$1.75	$1.40
Third quarter	$3.00	$1.52
Fourth quarter	$4.30	$2.60

2003	High	Low
First quarter	$0.85	$0.52
Second quarter	$1.25	$0.60
Third quarter	$0.75	$0.60
Fourth quarter	$1.15	$0.60

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

There were approximately 124 holders of record of our common stock as of February 7, 2005. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

We have not sold any unregistered securities in the last three years.

Information with respect to securities authorized for issuance under our equity compensation plans will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held on May 18, 2005 and is incorporated herein by reference.

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

	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Operations Data:
Revenues:
Product	$7,344	$4,728	$6,473	$6,302	$11,992
Services	10,277	9,895	10,978	13,879	15,583

Total revenues	17,621	14,623	17,451	20,181	27,575

Cost of revenues
Product	707	707	787	969	1,073
Services	4,192	3,093	2,800	3,765	7,323

Total cost of revenue	4,899	3,800	3,587	4,734	8,396

Gross profit	12,722	10,823	13,864	15,447	19,179

Operating expenses:
Sales and marketing	4,619	5,580	5,300	8,865	17,379
Research and development	3,289	3,303	3,217	4,999	7,614
General and administrative	3,935	3,708	3,405	4,390	4,942
Restructuring charge (1)	—	216	—	2,559	—

Total operating expenses	11,843	12,807	11,922	20,813	29,935

Operating income (loss)	879	(1,984)	1,942	(5,366)	(10,756)
Other income (loss) net (2)	37	245	(162)	1,903	211

Income (loss) before provision for income taxes	916	(1,739)	1,780	(3,463)	(10,545)
Provision for income taxes	22	44	136	286	2,271

Net income (loss)	$894	$(1,783)	$1,644	$(3,749)	$(12,816)

Basic earnings (loss) per share	$0.12	$(0.26)	$0.24	$(0.57)	$(2.01)
Diluted earnings (loss) per share	$0.11	$(0.26)	$0.23	$(0.57)	$(2.01)
Basic weighted average common shares outstanding	7,196	6,964	6,715	6,531	6,365
Diluted weighted average common shares outstanding	8,041	6,964	7,042	6,531	6,365

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,927	$1,818	$3,884	$1,967	$3,355
Other long-term liabilities	263	41	70	27	—
Long-term deferred revenue	108	150	336	—	—
Working capital (deficit)	568	(738)	561	(2,439)	285
Total assets	9,039	8,286	10,323	9,932	15,540
Total stockholders’ equity (deficit)	1,631	652	2,030	(436)	2,415

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.
(2)	In 2001, we recorded a gain of $2,000,000 on the sale of our NetCure business.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, ‘expect”, “intend” and similar expressions, as they relate to us or our management identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth below under the caption “Factors Affecting Future Operating Results.” Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. While we may elect to update forward looking statements in the future, we undertake no obligation to update or revise any forward-looking statements.

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for operations management applications that are based on rule-driven, real-time logic. Our flagship product has been, and continues to be, G2, which applies the rule-based knowledge of human experts to support and automate decisions that optimize operations and that detect, diagnose, and resolve costly problems. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 17,000 licenses to customers in a variety of industries.

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality, and ability to integrate with a wide variety of industry-standard products and protocols. We released a major version of G2, version 8.0, in June 2004, which constituted a generational advance in our product. We have begun field testing a pre-release version of G2 8.1.

In January 2005, we refocused our sales force on generation of new business primarily through indirect channels. However, our sales force will continue to support the current and future needs of our existing end user customers. As part of the execution of our indirect channel strategy, we have introduced new indirect channel programs designed to improve our ability to attract new partners and to support existing partners, which pursue new business based on our products across all of the vertical and horizontal markets that we serve.

To assist our end users and partners in developing applications, we offer professional services in the U.S., Europe, and the Middle East. In some cases we enter into fixed price contracts to deliver application solutions.

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asia-Pacific region. In 2004, approximately 42% of our revenues were generated from license sales, 17% from consulting and training and 41% from customer support services. Prices for our products are generally denominated in U.S. dollars, although we do some business in local currencies. The chemical, oil and gas industries are a major market for us. The U.S. Government, particularly the Department of Defense, is a major customer. We have several significant OEM partners, among them Siemens, Ericsson, and Motorola.

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

Revenue Recognition

We derive revenues from two primary sources: (1) product licenses and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, (SOP 98-9), both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

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

Our software is distributed directly through our sales force and indirectly through alliances with resellers. Revenue arrangements with resellers are recognized upon delivery of the software to the reseller provided all other revenue recognition criteria, as specified above, have been satisfied. We historically have not offered resellers contractual rights of return, stock balancing, or price protection.

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

We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements, such as maintenance, consulting, and education services, based on vendor specific objective evidence is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements, such as software license. If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine vendor specific objective evidence of fair value for services revenues based upon our current pricing for those services when sold separately and vendor specific objective evidence of fair value for maintenance services is measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location.

Maintenance services generally include rights to unspecified upgrades, when and if available, telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. Historically we have not offered any specified upgrade rights to an existing product.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-price contracts are recognized using the percentage-of-completion basis. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

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

Foreign Currency Translation

Our contracts with our customers are generally denominated in U.S dollars or Euros. We transact business in various countries and thus have exposure to fluctuations in foreign currency exchange rates. Foreign currency exchange gains and loses on our trade accounts receivable are recorded as a component of other income (expense).

In 2004 we evaluated our intercompany balances and based upon our determination that settlement of such balances would not be planned or anticipated for the foreseeable future, we entered into formal long-term note agreements with our subsidiaries. As a result, we account for such notes as part of our net investment in these subsidiaries and accordingly record foreign currency changes related to these balances as a component of accumulated other comprehensive income.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes as well as net operating losses. These differences result in deferred tax assets and liabilities, including net operating loss carry forwards, research and development tax credits and foreign tax credits. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses will be charged directly to additional paid in capital. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating loss carry forwards and research and development tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations. At December 31, 2004, we continued to have a 100% valuation allowance against our deferred tax assets.

We have taken the position under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas, that all earnings of our foreign subsidiaries are permanently re-invested. Therefore, no U.S. taxes have been provided on these unremitted accumulated foreign earnings.

The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. See our audited consolidated financial statements and notes thereto which begin on page 33 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following is an overview of our results of operations for the last three years:

	Year ended December 31,
	2004	2003	2002
Revenues:
Product	$7,344,000	$4,728,000	$6,473,000
Service	$10,277,000	$9,895,000	$10,978,000

Total revenues	$17,621,000	$14,623,000	$17,451,000

Net Income, (Loss)	$894,000	$(1,783,000)	$1,644,000

In 2003, we recognized a restructuring charge of $216,000.

The following table sets forth certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year ended December 31,
	2004	2003	2002
Revenues:
Product	41.7%	32.3%	37.1%
Service	58.3	67.7	62.9

Total revenues	100.0	100.0	100.0

Cost of revenues
Product	4.0	4.8	4.6
Service	23.8	21.2	16.0

Total cost of revenue	27.8	26.0	20.6

Gross margin	72.2	74.0	79.4

Operating expenses:
Sales and marketing	26.2	38.2	30.4
Research and development	18.7	22.6	18.4
General and administrative	22.3	25.4	19.5
Restructuring charge	—	1.4	—

Total operating expenses	67.2	87.6	68.3

Operating income (loss)	5.0	(13.6)	11.1
Other income (loss), net	0.2	1.7	(0.9)

Income (loss) before provision for income taxes	5.2	(11.9)	10.2
Provision for income taxes	0.1	0.3	0.8

Net income (loss)	5.1%	(12.2)%	9.4%

Years Ended December 31, 2004 Compared with Year Ended December 31, 2003

	For the Year Ended,				Changes Between 2004 and 2003
	2004		2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands)
Revenues:	$17,621	100.0%	$14,623	100.0%	$2,998	20.5%
Selected operating expenses
Cost of products sold	707	4%	707	4.8%	0	0%
Cost of services sold	4,192	23.8%	3,093	21.2%	1,099	35.5%
Sales and marketing	4,619	26.0%	5,580	38.2%	(961)	(17.2)%
Research and development	3,289	19.0%	3,303	22.6%	(14)	(0.4)%
General and administrative	3,935	23.0%	3,708	25.4%	227	6.1%
Restructuring charges	—	0.0. %	216	1.4%	(216)	(100.0)%

Revenues

We derive our revenues from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

Total revenues were $17.6 million for the year ended December 31, 2004 as compared to $14.6 million for the same period in 2003, an increase of $3.0 million, or 21%. The increase in revenue is attributable to an increase of $2.6 million, or 55%, in product revenues and an increase of $0.4 million, or 4%, in service revenues. Product revenues increased mainly due to several large government contracts entered into in the second and fourth quarters of 2004. Service revenues increased primarily due to the recognition of revenue for a large, long term international contract that was completed in the third quarter of 2004 and was partially offset by a decline in maintenance revenues. International revenues accounted for 50% of total revenues in 2004 and 54% in 2003, while U.S. revenues accounted for 50% and 46% in 2004 and 2003, respectively.

Product.    Product revenues increased by $2.6 million, or 56%, to $7.3 million for the year ended December 31, 2004 from $4.7 million in 2003. Europe product revenue was $2.9 million, or 39% of total product revenue in 2004, and $1.8 million, or 39% of total product revenue in 2003. Product revenues in Europe increased due to increase demand from the telecommunication and pharmaceutical industries. U.S. product revenues increased from 2004 to 2003 as a result of several large government contracts.

Services.    Service revenues increased $0.4 million, or 4%, to $10.3 million for the year ended December 31, 2004 from $9.9 million in 2003. Maintenance revenues decreased $0.6 million, or 8%, to $7.2 million in 2004 compared to $7.8 million in 2003. The decrease in maintenance revenue was a result of several long term customers whose maintenance service agreements expired and were not renewed. Consulting revenues increased $0.9 million, or 52%, to $2.8 million in 2004 compared to $1.9 million in 2003. The increase in consulting revenues was due to the several large government contracts in the second and fourth quarters of 2004 as well as the recognition of revenue for a large, long term international contract that was completed in the third quarter of 2004. Training revenues increased 16%, to $0.3 million in 2004 compared to $0.2 million in 2003.

Cost of Revenues

Cost of revenues consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues was $4.9 million for the year ended December 31, 2004 as compared to $3.8 million for the same period in 2003, an increase of $1.1 million, or 29%. The increase in cost of revenues was primarily the result of increased personnel and subcontractor costs related to consulting projects, and the recognition of costs associated with the long term contract completed in 2004. The average number of employees associated with the cost of revenue was the same in 2003 and 2004 at 26 employees. There were 26 cost of revenue employees as of December 31, 2004.

Product cost was $0.7 million in 2004, unchanged from 2003. Although there was no change in overall expenditure, there was a increase of $.1 million in contractor license fee offset by a decrease $.1 million in facility costs due to reduced headcount in 2004. The average number of employees associated with product cost was three in 2003 and 2004. There were two product employees as of December 31, 2004.

Services cost was $4.2 million in 2004, an increase of $1.1 million, or 36%, from $3.1 million in 2003. The increase was primarily the result of a $0.4 million increase in contractor costs, $0.4 million in costs associated with a long term contract completed in 2004, $0.1 million increase in salary expense, and a $0.1 million increase in facility costs due to an additional number of employees in 2004. The average number of employees associated with service cost was 23 for 2003 and 2004. There were 24 service employees as of December 31, 2004.

Gross margin on revenues decreased from 74% in 2003 to 72% in 2004 due to the net change in revenue and cost of revenue described above.

Operating Expenses

Total operating expenses were $11.9 million in 2004 (67% of total revenues) as compared to $12.8 million (88% of revenues) in 2003; a decrease of $1.1 million, or 8%. Operating expenses for the year ended December 31, 2003 includes a $0.2 million restructuring charges. The decrease in operating expenses were primarily the result of a $0.7 million decrease in personnel costs, a $0.5 million decrease in accounting and legal fees, a $0.2 million reduction in severance fees, $0.2 million decrease in depreciation and amortization and $0.1 million decrease in bad debt expense, partially offset by a $.4 million increase in bonuses and commissions, a $0.2 million increase in marketing program costs, a $0.1 million increase in recruiting fees, and a $0.1 million increase in directors fees. The average number of employees associated with operating expenses decreased by eight from 2003 to an average of 53 employees in 2004. There were 53 operating employees as of December 31, 2004.

Sales and Marketing.    Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. For the year ended December 31, 2004, sales and marketing expenses decreased $1.0 million, or 17%, to $4.6 million (26% of total revenues) compared to $5.6 million (38% of total revenues) in 2003. The decrease in expenses was primarily the result of a $0.7 million decrease in personnel cost, $0.2 million reduction of travel costs, and $0.8 million decrease in facility costs as a result of the lower number of employees in 2004, partially offset by $0.2 million increase in commissions due to higher sales volume and $0.2 million of additional marketing expenditures. The average number of employees associated with sales and marketing decreased by seven from 2003 to an average of 16 employees in 2004. There were 16 sales and marketing employees as of December 31, 2004.

Research and Development.    Research and development expenses consist primarily of costs of personnel, equipment, and facilities. For the year ended December 31, 2004, research and development expenses remained at $3.3 million during 2004 and 2003 (19% of total revenue in 2004, 23% of total revenue in 2003) Although there was no change in overall expenditure, there was a increase of $.2 million in bonus costs as a result of increased company profitability, partially offset by a reduction in facility costs as a result of the lower number of employees in 2004. In addition, $.3 million of additional personnel costs were incurred on research and development related to G2, offset by a $.3 million decrease in personnel costs for TrueManage. The average number of employees associated with research and development decreased from 2003 by one to an average of 19 employees in 2004. There were 19 research and development employees as of December 31, 2004.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. General and administrative expenses increased $0.2 million, or 7%, to $3.9 million (22% of total revenue) for the year ended December 31, 2004 compared to $3.7 million (25% of total revenue) in 2003. During 2003 we incurred significant accounting and legal fees due to the turnover of accounting personnel and compliance with new laws and regulations adopted by the SEC and Congress. Accounting and legal fees were reduced by $.5 million in 2004, depreciation decreased by $0.2 million, bad debt decreased by $0.1 million, which was offset by an increase in bonus expense of $0.3 million as a result of increased company profitability, additional recruiting fees of $0.1 million, additional facility fees of $0.4 million and additional board fees of $0.1 million. The average number of employees associated with general and administration remained unchanged from 2003 at 18 employees in 2004. There were 18 general and administrative employees as of December 31, 2004.

Restructuring Charge.    In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level commensurate with current levels of revenue. In accordance with this plan, we recorded a restructuring charge of $216,000 in the second quarter of 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs. The reduction in employee headcount was from all operating groups and totaled 12. At December 31, 2004, all accrued restructuring costs had been paid.

Other Income (loss)

Other income (loss) consists primarily of foreign exchange transaction gains and losses, interest income and interest expense. For the year ended December 31, 2004, other income was $37,000, compared to $245,000 for the year ended December 31, 2003. We realized foreign exchange gains of $70,000 associated with invoices billed in US dollars and paid in euros that benefited from the strengthening of the Euro currency during 2004. This was offset by a $0.2 reduction in exchange gains in 2004 as compared to 2003, as intercompany transactions were reclassified as long term loans, resulting in unrealized exchange gains or loss reflected on the balance sheet as a component of accumulated other comprehensive income. This compared to combined exchange gains of $0.2 million in 2003. Interest income for the year ended December 31, 2004 remained unchanged from the year ended December 31, 2003, at $31,000. Interest expense for the year ended December 31, 2004 decreased $11,000, or 55%, to $11,000 compared to $21,000 in 2003.

Income Taxes

We recorded a provision for income taxes of $22,000 and $44,000 for the years ended December 31, 2004 and 2003, respectively. The tax provisions for 2004 and 2003 primarily represent taxes on income generated in certain foreign jurisdictions, where we do not have operating loss carry forwards available to reduce current taxes due.

Years Ended December 31, 2003 Compared with Year Ended December 31, 2002

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

Liquidity and Capital Resources

Our December 31, 2004 cash and cash equivalents were $2.9 million an increase of $1.1 million from December 31, 2003. Cash provided in operations in 2004 was $0.8 million compared to cash used by operations of $1.9 million in 2003. Cash provided in operations in 2004 was primarily due to a net profit of $1.4 million, adjusted for non-cash changes(depreciation and amortization, loss on disposal of equipment, provision for bad debt and the non-cash portion of compensation). In addition, cash flows provided in operations were impacted by an increase of accounts payable and accrued expenses of $0.2 million, an increase of prepaid expenses and other assets of $0.1 million, and decreases in deferred revenue of $0.8 million and accounts receivable of $0.1 million.

Cash provided by investing activities in 2004 was $0.4 million compared to $0.4 million used by investing activities in 2003 and primarily consisted of $0.4 million provided by the reduction in work in progress related to a long term contract completed in 2004.

Cash provided by financing activities in 2004 was $5,000, which consisted of $94,000 of proceeds from the exercise of stock options and issuance of common stock under stock plans offset by $89,000 in principal payments on capital lease obligations.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations, short-term financing arrangements, and our current cash and cash equivalents. We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Contractual Obligations

Our contractual obligations as of December 31, 2004 are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Operating leases	$1,899	$1,057	$622	$220	$—
Capital leases	509	221	288		—

Total lease obligations	$2,408	$1,278	$910	$220	$—

Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We have capital leases for certain communications and computer equipment. Our obligations relating to these leases at Rent, office lease, and equipment lease expense under the above leases, net of rental income from sub-leases, was approximately $1.2 million in 2004, $1.3 million in 2003, and $1.6 million in 2002.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures as capital resources that are material to investors.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2004, a total of 501,300 shares had been repurchased at a cost of approximately $1,869,000. We have not purchased any shares of our common stock since March 1999. In 2004, we reissued 24,943 shares with a weighted average fair value of $1.73 to non-employee directors and a consultant. In 2003, we reissued 76,131 shares with a weighted average fair value of $0.76 to non-employee directors and two consultants. In 2002, we reissued 35,957 shares with a weighted average fair value of $0.68 to employees, non employee directors and a consultant. As of December 31, 2004, 364,269 shares remained in treasury at a cost of $1,358,723.

Related Party Transactions

On January 9, 2002 we entered into a three-year original equipment manufacturer agreement with Integration Objects Inc., a Tunisian corporation founded by one of our employees who continues to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sale price, in connection with our use of their product. These payments are to be made within 30 days after payment from the end user is received. We paid Integration Objects approximately $99,000 and $162,000 during the years ended December 31, 2004 and 2003, respectively, under this agreement. At December 31, 2004, we had unpaid royalties to Integration Objects of $37,000. On March 25, 2005, this agreement was extended for six months.

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” and APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first interim or annual period beginning after June 15, 2005. Accordingly, we will adopt its provisions effective July 1, 2005. The Company has not yet determined the impact that adoption of this statement will have on our consolidated financial position or results of operations. However, the proforma presentation included in the Stock-based Compensation section of Note 1 to our consolidated financial statements reflects what the impact of adopting this standard would have been on the historical periods presented.

Factors That May Affect Future Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management form time to time.

We have a history of operating losses, and we may not remain profitable.

Although we were profitable in 2004, we incurred operating losses in 2003 and for three of the five years ending December 31, 2004. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002. We incurred operating losses in each of the first three quarters of 2003 but achieved profitability in the fourth quarter of 2003. We were profitable for each quarter in 2004. As of December 31, 2004, our accumulated deficit was $19.2 million. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will remain profitable and even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis.

We are increasingly reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a larger component of our total revenues, representing 35%, 44% and 39% of our total revenues in the years ended December 31, 2004, 2003 and 2002, respectively. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 49%, 56% and 52% of our product revenues in years ended December 31, 2004, 2003 and 2002, respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, or financial position.

We depend heavily on our sales and marketing force.

Our future success in the expert operations management marketplace will depend, in part, upon the productivity of our sales and marketing personnel, our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel, and our ability to manage sales and channel partners. There can be no assurance that our investment in sales and marketing will ultimately prove to be successful. In addition, there can be no assurance that our sales and marketing personnel will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of our current and potential competitors. Our inability to manage our sales and marketing personnel effectively could have a material adverse effect on our business, results of operations, cash flows, or financial position.

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

Our international revenues represented 50%, 54%, and 57% of our total revenues for years ended December 31, 2004, 2003, and 2002, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, or financial position.

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

A number of companies offer products that offer rule engine capabilities or that perform certain functions of G2 for specific applications. In all of our markets, there is competition from “point solutions,” real-time and rule engine products, and internally developed software. There are commercially available software development tools that software application developers or potential customers could use to build software that has functionality similar to our products.

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

Companies offering competitive rule engine products include Fair Isaac, ILOG, and Computer Associates. Certain companies, such as Micromuse and Aspen Technology, sell “point solutions” that compete with operations management applications based on G2 with respect to specific applications or uses. Several companies, including ILOG., Pavilion, and System Management Arts, offer operations management products with limited real-time, expert system, or fault isolation capabilities, but at lower price points than those provided by us. Certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

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

We are developing a new software reasoning platform, TrueManage, that is designed for handheld computing devices and targeted at application markets not currently addressed by our G2 and G2-based products. We have also begun to develop a TrueManage application product called LifeVisor, a cell phone device for self-management of chronic conditions such as diabetes and obesity. Development of TrueManage and LifeVisor is complex, requiring specialized technical expertise. The targeted handheld computing markets are experiencing rapid advancements in related technologies and applications. We anticipate that it will require significant funding to develop, launch, and build distribution channels for TrueManage and LifeVisor. There can be no assurance that we will be able to provide this level of funding internally. There can be no assurance that we will be able to raise additional funding externally at reasonable rates. Our strategy is to distribute these products, particularly LifeVisor, through other companies that have significantly larger presence and scale in the targeted markets than we do. There can be no assurance that we will be able to successfully complete the development of TrueManage and LifeVisor, that we will be able to provide functionality that is accepted by the targeted markets, or that we will be able to build partnerships for profitable distribution of these products.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 50%, 54% and 57% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in regulatory requirements;

•	tariffs and other trade barriers;

•	costs of localizing products for foreign countries;

•	lack of acceptance of localized products in foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in managing international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection in other countries;

•	economic weakness or currency related crises that may arise in different countries or geographic regions; and

•	the burden of complying with a wide variety of foreign laws.

These factors may have a material adverse effect on our future international sales and, consequently, on our business, operating results and financial condition.

Our stock price may be volatile and an investment in our common stock could suffer a decline in value.

The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	actual or anticipated fluctuations in our operating results;

•	developments or disputes concerning proprietary rights;

•	the loss of key management or technical personnel;

•	technological innovations or new products;

•	governmental regulatory action;

•	fluctuations in currency exchange rates;

•	general conditions in the software industry;

•	broad market fluctuations; and

•	economic conditions in the United States or abroad.

The stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market price of many software companies, often without regard to their operating performance.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources and we expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.

Our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and could negatively affect the value of our common stock.

Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange, such as the American Stock Exchange, or an automated quotation system, such as the NASDAQ National or SmallCap Market.

Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. There is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

Additionally, because our common stock is listed on the OTC Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the new media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

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

Changes to financial accounting standards could make it more expensive to issue stock options to employees, which will increase our compensation costs and may cause us to change our business practices.

We prepare our financial statements to conform to GAAP in the United States America. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board issued a final standard that requires us to record a charge to earnings for the fair value employee stock option grants. This standard will be effective for interim and annual periods beginning after June 15, 2005. We could adopt the standard in one of two ways the modified prospective transition method or the modified retrospective transition method, and we have not concluded how we will adopt the new standard. In addition, regulations implemented by The NASDAQ National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees if we comply with such regulations. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.

Provisions in our corporate documents and Delaware law could delay or prevent a change of control of us, even if that change would be beneficial to our stockholders.

Our certificate of incorporation and bylaws contain provisions that may make a change of control of us difficult, even if it would be beneficial to our stockholders, including provisions governing the classification, nomination and removal of directors, prohibiting stockholder action by written consent and regulating the ability of our stockholders to bring matters for action before annual stockholder meetings, and the authorization given to our board of directors to issue and set the terms of preferred stock.

In addition, we have adopted a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in our company without advance approval of our board of directors, while Section 203 of the Delaware General Corporation Law would impose restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At December 31, 2004, substantially all of our funds were in demand deposit accounts and government securities.

Impact of Foreign Currency Rate Changes

Our contracts with customers are generally denominated in U.S. dollars or Euros. For the year ended December 31, 2004, we incurred $70,000 in exchange rate fluctuations related in contracts with customers. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,927	$1,818
Accounts receivable, net of allowance for doubtful accounts of $147 in 2004 and $202 in 2003	4,014	4,015
Prepaid and other current assets	664	872

Total current assets	7,605	6,705
Property and equipment, net	918	908
Deposits and other assets	516	673

Total assets	$9,039	$8,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$584	$235
Accrued expenses	2,058	2,008
Current portion of capital lease obligations	193	83
Restructuring	—	126
Deferred revenue	4,202	4,991

Total current liabilities	7,037	7,443
Capital lease obligations, net of current portion	263	41
Long-term deferred revenue	108	150

Total liabilities	7,408	7,634

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $.01 par value—Authorized 2,000,000 shares
issued and outstanding—none	—	—
Common Stock, $.01 par value—Authorized—20,000,000 shares
issued—7,626,196 and 7,501,105 shares in 2004 and 2003 respectively
outstanding—7,261,927 and 7,111,893 shares in 2004 and 2003, respectively	76	75
Capital in excess of par value	21,982	21,889
Treasury stock—364,269 shares in 2004 and 389,212 shares in 2003, at cost	(1,359)	(1,458)
Accumulated deficit	(19,244)	(20,086)
Accumulated other comprehensive income	176	232

Total stockholders’ equity	1,631	652

Total liabilities and stockholders’ equity	$9,039	$8,286

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year ended December 31,
	2004	2003	2002
Revenues:
Product	$7,344	$4,728	$6,473
Services	10,277	9,895	10,978

Total revenues	17,621	14,623	17,451

Cost of revenues:
Product	707	707	787
Services	4,192	3,093	2,800

Total cost of revenues	4,899	3,800	3,587

Gross profit	12,722	10,823	13,864

Operating expenses:
Sales and marketing	4,619	5,580	5,300
Research and development	3,289	3,303	3,217
General and administrative	3,935	3,708	3,405
Restructuring charges	—	216	—

Total operating expenses	11,843	12,807	11,922

Operating income (loss)	879	(1,984)	1,942

Other income (loss):
Interest income	1	31	85
Interest expense	(11)	(21)	(16)
Other income (expense), net	47	235	(231)

	37	245	(162)

Income (loss) before provision for income taxes	916	(1,739)	1,780

Provision for income taxes	22	44	136

Net income (loss)	$894	$(1,783)	$1,644

Basic earnings (loss) per share	$0.12	$(0.26)	$0.24

Diluted earnings (loss) per share	$0.11	$(0.26)	$0.23

Basic weighted average common shares outstanding	7,196	6,964	6,715

Diluted weighted average common shares outstanding	8,041	6,964	7,042

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$894	$(1,783)	$1,644
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	527	715	575
Loss on disposal of equipment	7	31	13
Non-cash impact of foreign currency translation adjustment	—	—	475
Non-cash compensation	47	58	31
Changes in assets and liabilities:
Accounts receivable	18	(49)	1,572
Prepaid expenses and other assets	(71)	(33)	(240)
Accounts payable	345	(59)	(219)
Accrued expenses	(134)	(498)	(509)
Deferred revenue	(849)	(249)	(1,470)

Net cash provided by (used in) operating activities	784	(1,867)	1,872

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26)	(327)	(272)
Purchase of intangible assets	—	(250)	—
(Increase) decrease in other assets	383	129	(41)

Net cash (used in) by investing activities	357	(448)	(313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under capital leases	—	102	—
Principal payments on capital lease obligations	(89)	(143)	(35)
Proceeds from exercise of stock options and issuance of common stock under stock plans	94	98	83

Net cash provided by financing activities	5	57	48

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37)	192	310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,109	(2,066)	1,917
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,818	3,884	1,967

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,927	$1,818	$3,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for—
Income taxes	$81	$164	$23
Interest	$11	$21	$16
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of equipment under capital lease obligations	$422	$102	$119

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)	Comprehensive income (loss)
	Number of Shares	$0.01 Par Value
	(In thousands, except share data)
BALANCE, DECEMBER 31, 2001	7,134,247	71	21,705	(1,869)	(19,618)	(725)	(436)
Stock awards issued			7				7
Issuance of common stock under ESPP	181,702	2	81	—	—	—	83
Issuance of treasury stock for stock awards	—	—	—	134	(110)	—	24
Foreign currency translation adjustment	—	—	—	—	—	708	708	$708
Net income	—	—	—	—	1,644	—	1,644	1,644

Comprehensive net income for the year ended December 31, 2002	—	—	—	—	—	—	—	$2,352

BALANCE, DECEMBER 31, 2002	7,315,949	73	21,793	(1,735)	(18,084)	(17)	2,030
Exercise of stock options	11,869	—	4	—	—	—	4
Issuance of common stock under ESPP	173,287	2	92	—	—	—	94
Issuance of treasury stock for stock awards	—	—	—	277	(219)	—	58
Foreign currency translation adjustment	—	—	—	—	—	249	249	$249
Net loss	—	—	—	—	(1,783)	—	(1,783)	(1,783)

Comprehensive net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	$(1,534)

BALANCE DECEMBER 31, 2003	7,501,105	$75	$21,889	$(1,458)	$(20,086)	$232	$652
Exercise of Stock Options	71,055	1	46	—	—	—	47	—
Issuance of common stock under ESPP	54,036	—	47	—	—	—	47	—
Issuance of treasury stock for stock awards	—	—	—	99	(52)	—	47
Foreign currency translation adjustment	—	—	—	—	—	(56)	(56)	$(56)
Net income	—	—	—	—	894	—	894	894

Comprehensive net income for the year ended December 31, 2004	—	—	—	—	—	—	—	$838

BALANCE DECEMBER 31, 2004	7,626,196	$76	$21,982	$(1,359)	$(19,244)	$176	$1,631

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

We are a provider of rule engine software and services for mission-critical solutions that support and automate decisions in real time. Our flagship G2 software applies real-time rule technology for decisions that optimize operations and that detect, diagnose, and resolve costly problems. With applications based on G2, organizations in manufacturing, utilities, communications, transportation, aerospace, finance, and government increase the agility of their business operations and achieve greater levels of performance.

During the year ended December 31, 2004, we achieved operating and overall profitability as well as positive cash flow compared to the year ended December 31, 2003, when we sustained a significant loss in the first half of the year. Based on the 2003 results, management affected a restructuring plan designed to return the company to profitability by year’s end without sacrificing our strong engineering investments in a next generation of products. Previously, we had achieved operating and overall profitability as well as positive cash flows for the year ended December 31, 2002. We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2005. Our ability to maintain growth and profitability in 2005 and beyond is dependent on successful releases of our next generation of G2 and G2-based products, on market acceptance of our existing and next generation of products and related services, and on renewal of maintenance contracts for customer support at near-current levels.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

(a)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Gensym Corporation and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

(b)    Revenue Recognition

We derive revenues from two primary sources: (1) product licenses and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, (SOP 98-9), both issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

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

Our software is distributed through our direct sales force and our indirect distribution channel through alliances with resellers. Revenue from resellers is recognized upon delivery of the software to the reseller,

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided all other revenue recognition criteria, as specified above, have been satisfied. We historically have not offered resellers contractual rights of return, stock balancing, or price protection.

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

Our software arrangements may include consulting services sold separately under consulting engagement contracts that generally include implementation. These services may be provided completely or partially by independent third parties experienced in providing such consulting and implementation in coordination with dedicated customer personnel. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services, such as consideration of whether the services are essential to the functionality of the licensed product, degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.

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

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-priced contracts are recognized using the percentage-of-completion basis. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Education revenues are recognized as the related training services are provided.

(c)    Cost of Revenue

Cost of revenue includes direct costs to manufacture and distribute product, as well as related royalties due to third parties, and the direct costs of providing consulting, product support, and training.

(d)    Deferred Revenue

Deferred revenue primarily consists of maintenance contracts, where revenue is recognized over the contract period. For all software license transactions in which there are significant outstanding obligations, the associated revenue is deferred and recognized once such obligations are fulfilled. For certain long term projects revenue is deferred until customer acceptance is received.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)    Cash and Cash Equivalents

For the years ended December 31, 2004 and 2003, substantially all of our cash was held in demand deposit accounts and government securities. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Cash and cash equivalents were $2.9 million as of December 31, 2004 and $1.8 million as of December 31, 2003.

(f)    Accounts Receivable and Allowance for Doubtful Accounts

We establish reserves against accounts receivable for potential credit losses when we determine that receivables are at risk for collection, based on the length of time the receivables are outstanding, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends.

(g)    Concentration of Credit Risk

Generally accepted accounting principles require disclosure of any significant off-balance-sheet risk or credit risk concentrations. Financial instruments, which potentially subject us to concentrations of credit risk, are principally cash, cash equivalents, and accounts receivable. We place our cash and cash equivalents in highly rated institutions. One customer accounted for 14% of total accounts receivable at December 31, 2004. One customer accounted for 9% of total accounts receivable at December 31, 2003. We have no significant off-balance-sheet risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Bad debts are written off against the reserve when identified.

(h)    Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in our consolidated statement of operations. The estimated useful lives by asset class are as follows:

Asset Classification	Estimated Useful Lives
Computer equipment and software	3 Years
Furniture and fixtures and office equipment	5 Years
Leasehold improvements and capital leases	Shorter of lease term or useful life

(i)    Intangible and Long-Lived Assets

Intangible assets are amortized over their estimated economic useful life using the straight-line method and are carried at cost less accumulated amortization. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based upon a discounted cash flow analysis with a corresponding charge to the operating results. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

(j)    Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments. For purposes of comprehensive income (loss) disclosures, we

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

do not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as we intend on permanently reinvesting undistributed earnings in our foreign subsidiaries.

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

(m)    Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. In general, unrealized gains and losses arising from translation are accumulated as a separate component of stockholders’ equity and realized gains and losses arising from transactions denominated in foreign currencies are included in other income. In 2003 translation gains and losses related to intercompany receivables and payables and translation adjustments related to certain non-operating and other subsidiaries are included in other income. In 2004, we evaluated all intercompany receivables and payable and determined they were long term in nature. All translation gains and losses related to intercompany receivables and payables are included in equity.

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

(o)    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance of the business. With the sale of our network management product line, NetCure, in fiscal 2001, we believe that it is no longer meaningful or efficient to evaluate and manage the business along two distinct market segments. As such, effective January 1, 2002, we report financial information as a single segment.

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

	2004	2003	2002
Basic weighted average shares	7,196,000	6,964,000	6,715,000
Effect of stock options	845,000	—	327,000

Diluted weighted average common shares	8,041,000	6,964,000	7,042,000

For the years ended December 31, 2004, and 2003 options to purchase 466,923 and 1,413,902 shares of common stock were outstanding but were not in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common stock and thus would be antidilutive.

(q)    Stock-Based Compensation

We have adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. We continue to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss) as reported	$894	$(1,783)	$1,644
Stock based compensation expense determined under fair value based method	385	229	302

Pro forma net income (loss)	$509	$(2,012)	$1,342
Basic earnings (loss) per share as reported	$0.12	$(0.26)	$0.24
Diluted earnings (loss) per share as reported	$0.11	$(0.26)	$0.23
Pro forma basic earnings (loss) per share	$0.07	$(0.29)	$0.20
Pro forma diluted earnings (loss) per share	$0.06	$(0.29)	$0.19

The weighted average fair value for options granted in 2004, 2003 and 2002 was $1.75, $0.65 and $0.75 per option respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	7	7	7
Interest rate	4.26%	4.58%	3.50-5.14%
Volatility	139%	142%	150%
Dividend yield	—	—	—

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value for employee stock purchase rights granted in 2004, 2003 and 2002 was $0.54, $0.34 and $0.33 respectively. The fair value of employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected life (years)	.5	.5	.5
Interest rate	2.51%	1.03%	1.17-1.25%
Volatility	139%	142%	146%
Dividend yield	—	—	—

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

(s)    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first interim or annual period beginning after June 15, 2005. Accordingly, we will adopt its provisions effective July 1, 2005. We have not yet determined the impact that adoption of this statement will have on our financial position or results of operations. However, the proforma presentation included in the Stock-based Compensation section of Note 1 to our consolidated financial statements reflects what the impact of adopting this Standard would have been on the historical periods presented.

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

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, (in thousands):

	2004	2003
Computer equipment and software	$3,978	$3,544
Furniture and fixtures and office equipment	933	892
Leasehold improvements	607	602

Total property and equipment, gross	5,518	5,038
Less accumulated depreciation	(4,600)	(4,130)

Total property and equipment, net	$918	$908

Depreciation and amortization expense for property and equipment for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Depreciation	444,000	653,000	575,000

(4)    INTANGIBLE ASSETS

On March 12, 2003, we acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for embedding in process management applications. In connection with the acquisition of this developed technology, we paid $250,000. This amount is being amortized over a three year period and amortization expense for the years ended December 31, 2004 and 2003 was $83,333 and $62,500, respectively. The net balance at December 31, 2004 is $104,167, and is included as a component of deposits and other assets on the accompanying consolidated balance sheet. Amortization for the year ending December 31, 2005 and 2006 will be $83,333 and $20,833 respectively.

(5)    STOCKHOLDERS’ EQUITY

(a)    Common and Preferred Stock

Our authorized capitalization consists of 20,000,000 shares of common stock and 2,000,000 shares of preferred stock.

(b)    Stock Option Plans

The following table shows the our stock option plans, the number of shares reserved for issuance by our Board of Directors, and the number of shares available for future issuance as of December 31, 2004:

Plan Name	Number of Shares Reserved for Issuance	Number of Shares Available for Future Issuance
1987 Stock Plan	600,000	—
1994 Stock Option Plan	534,750	—
1995 Director Stock Option Plan	100,000	18,600
1995 Employee Stock Purchase Plan	1,200,000	40,397
1997 Stock Incentive Plan	500,000	49,053
2000 Stock Incentive Plan	1,050,000	293,081

	3,984,750	401,131

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At our annual meeting of stockholders held on May 27, 2004, shareholders voted to amend our 2000 stock incentive Plan to increase the number of shares of common stock authorized for issuance from 800,000 to 1,050,000.

The 1987 Stock Plan provided for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. The board of directors has resolved not to grant any more options under the 1987 Stock Plan. The 1994 Stock Option Plan provided for the grant of incentive stock options and nonqualified stock options, and no more will be granted per the above. The 1997 Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. The 2000 Stock Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock and other stock-based awards. Under these plans, incentive stock options may be granted at an exercise price not less than the fair market value of our common stock on the date of grant or, in the case of 10% stockholders, not less than 110% of the fair market value. Nonqualified stock options may be granted by the board of directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to operations over the vesting period of such options. The terms of exercise of stock options granted under these plans are determined by the board of directors. Incentive stock options generally vest over a three year period and expire no later than 10 years from the date of grant.

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

In October 2003, the Board of directors approved an increase in the number of stock options granted annually to its non-employee directors from 10,000 shares to 20,000 shares. Effective January 1, 2004, each non-employee director was entitled to receive a nonstatutory option to purchase 5,000 shares on the first day of each calendar quarter. In December 2004, the Board approved a decrease in the number of stock options granted annually to its non-employee directors from 20,000 shares to 10,000 shares. Effective January 1, 2005, each non-employee director is entitled to receive a nonstatutory option to purchase 2,500 shares on the first day of each calendar quarter. All options are granted at an exercise price equal to the fair market value of our common stock on the date of the grant and are immediately exercisable and exercisable for up to 10 years from the date of the grant.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity for each of the three years in the period ended December 31, 2004:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,386,680	$0.27 - $10.00	$1.91
Granted	237,000	$0.56 - $1.05	0.75
Canceled	(278,736)	$0.27 - $9.31	3.25

Outstanding at December 31, 2002	1,344,944	$0.27 - $10.00	$1.43
Granted	349,000	$0.55 - $1.12	0.65
Exercised	(11,869)	$0.27 - $0.81	0.31
Canceled	(268,173)	$0.27 - $10.00	1.73

Outstanding at December 31, 2003	1,413,902	$0.27 - $10.00	$1.19

Granted	545,400	$1.05 - $2.60	$1.70
Exercised	(71,055)	$0.27 - $3.88	0.66
Canceled	(62,675)	$0.30 - $7.50	1.14

Outstanding at December 31, 2004	1,825,572	$0.27 - $10.00	$1.45

Exercisable at December 31, 2004	1,258,181	$0.27 -$10.00	$1.49
Exercisable at December 31, 2003	968,523	$0.27 - $10.00	$1.46
Exercisable at December 31, 2002	752,996	$0.27 - $10.00	$2.02

The range of exercise prices for stock options outstanding and stock options exercisable at December 31, 2004 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.27 – 0.27	171,667	6.76	$0.27	171,667	$0.27
$0.30 – 0.37	284,999	6.59	$0.37	284,999	$0.37
$0.55 – 0.58	26,500	8.08	$0.57	12,834	$0.57
$0.60 – $0.60	203,730	8.04	$0.60	107,151	$0.60
$0.62 – $0.75	216,700	8.07	$0.70	131,884	$0.70
$0.78 – $1.05	207,200	7.24	$0.91	156,200	$0.87
$1.06 – $1.70	113,667	9.15	$1.41	92,334	$1.35
$1.83 – $1.83	300,000	9.66	$1.83	—	$0.00
$2.03 – $3.93	226,926	5.47	$3.52	226,926	$3.52
$4.25 – $10.00	74,183	2.36	$6.80	74,183	$6.80

	1,825,572	7.39	$1.45	1,258,178	$1.49

Our 1995 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorizes the sale of common stock to participating employees. As of January 2002, the number of shares of common stock reserved for issuance under the Purchase Plan was 1,200,000. Effective June 15, 2004, our Board of Directors voted to discontinue the Purchase Plan. Under the Purchase Plan, we have sold 1,159,603 shares as of December 31, 2004, of which 54,036, 173,287 and 181,702 were issued in 2004, 2003 and 2002, respectively.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)    Stock Repurchase Program

In 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2004, 501,300 shares had been repurchased at a cost of approximately $1,869,000. We have not purchased any shares of our common stock since March 1999. We reissued 24,943, 76,131, and 35,957 with a weighted average fair value of $1.73, $0.76 and $0.68 to employees, non-employee directors and consultants during 2004, 2003 and 2002, respectively. As of December 31, 2004, 364,269 shares remained in treasury at a cost of $1,359,000.

(6)    INCOME TAXES

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2004	2003	2002
Domestic	$1,887	$(1,908)	$(2,580)
Foreign	(971)	169	4,360

Total	$916	$(1,739)	$1,780

The components of the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2004	2003	2002
Federal
Current	$(29)	$15	$(118)

	(29)	15	(118)

State
Current	(14)	14	(38)

	(14)	14	(38)

Foreign
Withholding	32	103	113
Income—current	33	(88)	179

	65	15	292

Provision for income taxes	$22	$44	$136

Foreign withholding taxes represent amounts withheld by foreign customers and remitted to the applicable foreign tax authorities in connection with foreign revenues. Foreign income taxes represent corporate income taxes relating to the operations of our foreign subsidiaries.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets at December 31, are as follows (in thousands):

	2004	2003
Net operating loss carryforward	$10,225	$10,698
Research and development tax credit carryforward	2,543	2,665
Depreciation	190	214
Deferred revenue	32	—
Other temporary differences	212	239

	13,202	13,816
Valuation allowance	(13,202)	(13,816)

Net deferred tax assets	$—	$—

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Our management has determined that a valuation allowance of $12,701,000 and $13,816,000 as of December 31, 2004 and 2003, respectively, is required to be recorded against deferred tax assets in both the U.S. and foreign jurisdictions where it is more likely than not that the assets are not realizable.

As of December 31, 2004, we had federal and state net operating loss (“NOL”) carryforwards of approximately $24,562,000 and $24,572,000 which expire at various dates through 2024 and 2009, respectively. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses will be charged to additional paid in capital. We also have federal and state research and development tax credit carryforwards of approximately $1,880,000 and $814,000 at December 31, 2004, which expire at various dates through 2023 and 2019, respectively. Under the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2004	2003	2002
Provision at federal statutory rate	34.0%	(34.0)%	34.0%
State income tax, net of federal benefits	0.4	0.3	(1.4)
Permanent items	6.5	10.1	0.5
Foreign rate differential and withholding taxes	(6.8)	(5.2)	(4.4)
Change in valuation allowance	(38.4)	37.4	(17.9)
Credit carryforwards	4.6	(4.8)	(5.3)
Other	2.1	(1.3)	2.2

	2.4%	2.5%	7.7%

(7)    COMMITMENTS AND CONTINGENCIES

(a)    Leases

We lease our facilities under operating leases and certain computers and telephone equipment under capital leases expiring through 2010. The future minimum annual payments under these leases at December 31, 2004 are as follows:

	Operating Leases	Capital Leases
Year ended December 31,	Amounts (In thousands)
2005	$1,057	$221
2006	331	182
2007	169	102
2008	122	4
2009	110	—
2010	110	—

Total minimum lease payments	$1,899	509

Less: Amount representing interest		53

Present value of minimum lease payments		456
Less: Current portion		193

Long-term portion of capital lease obligation		$263

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent, office lease and equipment lease expense under the above leases and net of rental income from sub-leases, was approximately $1,205,000 in 2004, $1,158,000 in 2003, and $1,598,000 in 2002.

(b)    Litigation

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

(c)    Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (See Note 2). The following is a summary of our agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we believe our liability for these agreements as of December 31, 2004 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of December 31, 2004 are not material.

The Company generally warrants that its unmodified software products, when used as specified, will substantially conform to the applicable user documentation for a specified period of time (generally six months, and longer in jurisdictions with applicable statutory requirements). Additionally, the Company generally warrants that its consulting services will be performed in a professional and workmanlike manner. In general, liability for these warranties is limited to the amounts paid by the customer. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, the Company has never incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is immaterial. The Company also generally offers indemnification with respect to certain types of intellectual property claims and, occasionally, other matters.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    RESTRUCTURING CHARGE

In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level commensurate with current levels of revenue. The restructuring plan consisted of reductions in employee headcount totaling 15 employees from all operating groups and geographic areas. In accordance with this plan, we recorded a restructuring charge of $216,000 in 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs. At December 31, 2003 there remained an accrual of $216,000. At December 31, 2004, all amounts have been paid.

(9)    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Payroll and related expenses	$732	$763
Commissions	457	269
Bonuses	394	45
Professional fees	211	494
Taxes	52	198
Royalties	37	54
Other accrued expenses	175	185

	$2,058	$2,008

(10)    RETIREMENT PLAN

We have a 401(k) retirement plan in which substantially all of our permanent employees are eligible to participate. Participants may contribute up to 60% for their annual compensation to the plan, subject to statutory limitations.

Effective January 1997, we amended the Gensym Corporation 401(k) Plan (the “Plan”) to allow for employer matching contributions. We have elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee’s compensation (as defined) contributed to the Plan as an elective deferral. Our contributions to the Plan were $102,000 in 2004, $113,000 in 2003 and $106,000 in 2002.

(11)    SEGMENT REPORTING

Domestic and international sales as a percentage of total revenues are as follows:

	2004	2003	2002
United States	50%	46%	43%
United Kingdom	5	8	15
Rest of Europe	27	27	26
Other	18	19	16

	100%	100%	100%

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Domestic and international long-lived assets, net of depreciation were as follows:

(in thousands)	2004	2003
United States, net of depreciation and amortization	$777	$899
Europe	141	197

	$918	$1,086

(12)    ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2004	$202	$—	$55	$147
Year ended December 31, 2003	$396	$—	$194	$202
Year ended December 31, 2002	$334	$120	$58	$396

(13)    RELATED PARTY TRANSACTION

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation founded by a one of our employees who continues to work for us. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sale price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. We paid Integration Objects $99,000 and $162,000 during the years ended December 31, 2004 and 2003, respectively under this agreement. At December 31, 2004 and 2003, we had a unpaid royalties to Integration Objects of $37,000 and $21,000, respectively.

(14)    SELECTED QUARTERLY FINANCIAL DATA FOR 2004 AND 2003 (UNAUDITED)

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

	Quarter Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Total revenues	$4,736	$4,429	$4,399	$4,057	$3,945	$3,870	$3,350	$3,458
Gross profit	$3,474	$3,001	$3,145	$3,102	$3,000	$2,948	$2,351	$2,524
Net income (loss)	$496	$91	$190	$117	$382	$(341)	$(1,188)	$(636)
Basic and diluted earnings (loss) per share	$0.06	$0.01	$0.03	$0.02	$0.05	$(0.05)	$(0.17)	$(0.09)
Diluted earnings (loss) per share	$0.06	$0.01	$0.02	$0.02	$0.05	$(0.05)	$(0.17)	$(0.09)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gensym Corporation:

We have audited the accompanying consolidated balance sheet of Gensym Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gensym Corporation:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss), and of cash flows for each of the two years in the period ended December 31, 2003, present fairly, in all material respects, the financial position, results of operations and cash flows of Gensym Corporation and its subsidiaries at December 31, 2003 and for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 26, 2004, we received notice from our then independent accountants, PricewaterhouseCoopers LLP, that they had declined to stand for re-appointment as our independent accountants.

PricewaterhouseCoopers LLP’s audit reports on our consolidated financial statements as of and for the years ended December 31, 2002 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits of our financial statements as of December 31, 2002 and 2003 and for the years then ended and during the interim period from January 1, 2004 to May 26, 2004, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its audit report related to our 2002 and 2003 financial statements.

During our two fiscal years ended December 31, 2002 and 2003 and during the interim period from January 1, 2004 to May 26, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that in connection with its audit of our financial statements for the fiscal year ended December 31, 2003, PricewaterhouseCoopers LLP identified certain matters representing material weaknesses in our financial reporting closing and review process and supervisory approval of journal entries and certain matters representing reportable conditions in the control over our consolidation process and reporting by subsidiaries, including timeliness and accuracy of subsidiary reporting and analysis and formal documentation for foreign subsidiary borrowings, and access and signatory rights to bank accounts of foreign subsidiaries. PricewaterhouseCoopers LLP has advised us that they noted material weaknesses and reportable conditions constituted reportable events under Item 304(a)(1)(v)(A) of Regulation S-K. Our audit committee has discussed the subject matter of these matters with PricewaterhouseCoopers LLP and, as described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission on May 13, 2004, we took a number of corrective actions to address the matters identified by PricewaterhouseCoopers LLP.

We have authorized PricewaterhouseCoopers LLP to respond fully to the inquiries of any successor independent accountant concerning any of the matters discussed above. We provided PricewaterhouseCoopers LLP with a copy of the foregoing disclosures and requested that PricewaterhouseCoopers LLP furnish us with a letter, addressed to the Securities and Exchange Commission, stating whether or not it agrees with the foregoing statements and, if not, stating the respects in which it does not agree. A copy of that letter from PricewaterhouseCoopers LLP, dated June 2, 2004, was included with our current report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2004.

On June 2, 2004, the audit committee of our board of directors appointed Vitale, Caturano & Company Ltd to serve as our independent accountants for the fiscal year ending December 31, 2004.

During our two fiscal years ended December 31, 2002 and 2003 and during the interim period from January 1, 2004 to June 2, 2004, we did not consult Vitale, Caturano & Company Ltd with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Status as of December 31, 2003

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term

“disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we filed or submit to under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 30, 2004, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

During, and shortly following, the fiscal quarter ended June 30, 2003, we experienced turnover in our accounting and finance organization. In particular, our corporate controller left our company, and our European controller was on a personal leave of absence beginning in June 2003, returned to full-time status in October 2003, and was on personal leave again from April 2004 through the present. Furthermore, our former chief financial officer left our company in early August 2003. Management determined that the loss, or temporary absence of, these personnel resulted in certain conditions which, when considered collectively, constituted a material weakness in our internal controls. Such conditions included:

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

Our current independent auditors, Vitale, Caturano & Company, Ltd., identified certain other matters representing material weaknesses or significant deficiencies in internal controls over financial reporting in connection with their audit of our financial statements for the year ended December 31, 2004. These items included:

•	material weakness in our consolidation process; and

•	significant deficiency in reporting and responsibility for the review and approval of customer contracts and invoices.

Beginning in the quarter ended September 30, 2003 we took a number of corrective actions to address the material weaknesses discussed above, including:

•	engaging, on a part time basis, a consultant who had served our company in a similar capacity in the past to perform the chief financial officer function until a permanent chief financial officer was hired;

•	initiating a search in the third quarter of 2003 for a new permanent chief financial officer that resulted in Stephen D. Allison, who has more than 25 years of finance experience with private and public companies, including 15 years of service as chief financial officer and vice president of finance, joining us in March 2004;

•	engaging a full-time contract accounting professional to supplement our accounting and financial reporting resources;

•	hiring a new senior corporate controller with extensive software industry experience; and

•	reviewing and upgrading the sub-contracted accounting support provided to our subsidiaries.

•	consolidating reporting and responsibility for reviews of information, including foreign currency translations, from our subsidiaries to our corporate headquarters;

•	adding our chief financial officer as a signatory to most of our bank accounts;

•	reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority; and

•	implementing formal and documented closing procedures, which, among other things, require supervisory approval of certain journal entries based on a predefined criteria and the review and approval of all adjusting journal entries, contemporaneous accounting issue resolution, a ‘hard’ close at the end of every month and a reorganization of our subsidiary reporting procedure and timing.

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

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•	the purchase of a new Epicor accounting system, which will bring all of our foreign subsidiaries onto the same accounting system, to replace our old Oracle accounting system;

•	the engagement of Bridgemark, a division of BDO Seidman, LLP, to assist us with compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations;

•	the evaluation of our intercompany borrowing arrangements and establishment of policies and procedures to evidence and classify intercompay borrowings; and

•	the review of our corporate organizational structure and the dissolution of several small foreign subsidiaries, which was undertaken to streamline our foreign subsidiary reporting procedure and timing.

We are continuing the process of establishing remote access for all of our bank accounts and adding our chief financial officer and chief executive officer as signatories to all of our bank accounts. We are also evaluating our review and approval process relating to customer contracts and invoices, and intend to revise the reporting and responsibility for that process.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held May 18, 2005 and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Ethics on our Internet Web site at www.gensym.com under the “Corporate Governance” section of the Investor Relations webpage. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics on our Internet Web site.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held May 18, 2005 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held May 18, 2005 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held May 18, 2005 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be held May 18, 2005 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The following documents are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

Report of Registered Independent Public Accountants on Consolidated Financial Statements at December 31, 2004 and for the year then ended.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements at December 31, 2003, and for the years ended December 31, 2003 and 2002.

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

(b) Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules

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

GENSYM CORPORATION (Registrant)

Dated: March 31, 2005	By:	/s/ KIM MAYYASI
Kim Mayyasi Chief Executive Officer and President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ KIM MAYYASI Kim Mayyasi	Chief Executive Officer, and President (principal executive officer)	March 31, 2005

/s/ STEPHEN D. ALLISON Stephen D. Allison	Chief Financial Officer (principal financial and accounting officer)	March 31, 2005

/s/ FRANK CIANCIOTTA Frank Cianciotta	Director	March 31, 2005

/s/ ROBERT A. DEGAN Robert A. Degan	Director	March 31, 2005

/s/ BARRY R. GORSUN Barry R. Gorsun	Director	March 31, 2005

/s/ LOWELL B. HAWKINSON Lowell B. Hawkinson	Director	March 31, 2005

/s/ JOHN A. SHANE John A. Shane	Director	March 31, 2005

/s/ THOMAS E. SWITHENBANK Thomas E. Swithenbank	Director	March 31, 2005

/s/ DAVID A. SMITH David A. Smith	Director	March 31, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.1	1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.2	1994 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.3	1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement filed on April 6, 1998)

10.4	1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.5	Amendment No. 3 to 1995 Employee Stock Purchase plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.6	Amended and Restated Registration Rights Agreement, dated as of August 12, 1991, by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.7#	Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science Corporation (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant

10.8+	1997 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.9	Rights Agreement, dated as of April 8, 1997, between the Registrant and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997)

10.10+	Severance and Settlement Agreement and Release, dated June 24, 1999, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11+	Employment Agreement, dated August 3, 2001, by and between the Registrant and Lowell B. Hawkinson

10.12	Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordblom and Peter C. Nordblom, as Trustees (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2000)

10.13+	2000 Stock Incentive Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2004)

10.14*+	Severance Agreement, dated September 9, 1999, between Gensym Corporation and Carl Schultz

10.15+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

10.16+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

10.17+	Stock Option Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

Exhibit No.	Description
10.18+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.19+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.20*+	Description of Annual Salaries of Named Executive Officers

10.21*+	Description of Compensation Arrangements for Non-Employee Directors

21*	Subsidiaries of the Registrant

23.1*	Consent of Vitale, Caturano & Company, Ltd

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

*	Filed herewith.
#	Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+	Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to this Annual Report on Form 10-K