Form 10-Q
period 2005-03-31
GENSYM CORP
filed 2005-05-16
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 16, 2005 there were 7,277,328 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31 2005	December 31 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,196	$2,927
Accounts receivable, net of allowance for doubtful accounts of $147 at March 31, 2005 and $147 at December 31, 2004	4,074	4,014
Prepaid and other current assets	1,108	664

Total current assets	8,378	7,605

Property and equipment, net	837	918
Deposits and other assets	133	516

Total assets	$9,348	$9,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$661	$584
Accrued expenses	2,105	2,058
Current portion of capital lease obligations	213	193
Deferred revenue	4,283	4,202

Total current liabilities	7,262	7,037
Capital lease obligations, net of current portion	223	263
Long-term deferred revenue	91	108

Total liabilities	7,576	7,408

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $.01 par value—Authorized 2,000,000 shares issued and outstanding—none	—	—
Common Stock, $.01 par value—Authorized—20,000,000 shares issued—7,626,196 and 7,626,196 shares in 2005 and 2004 respectively Outstanding—7,266,187 and 7,261,927 shares in 2005 and 2004, respectively	76	76
Capital in excess of par value	21,982	21,982
Treasury stock—360,009 shares in 2005 and 364,269 shares in 2004, at cost	(1,343)	(1,359)
Accumulated deficit	(19,053)	(19,244)
Accumulated other comprehensive income	110	176

Total stockholders’ equity	1,772	1,631

Total liabilities and stockholders’ equity	$9,348	$9,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues:
Product	$2,294	$1,740
Services	2,849	2,317

Total revenues	5,143	4,057

Cost of revenues:
Product	149	141
Services	1,198	814

Total cost of revenues	1,347	955

Gross profit	3,796	3,102

Operating expenses:
Sales and marketing	1,407	1,070
Research and development	1,037	857
General and administrative	1,140	980

Total operating expenses	3,584	2,907

Operating income	212	195
Other income (expense), net	(5)	(53)

Income before provision for income taxes	207	142
Provision for income taxes	16	25

Net income	$191	$117

Basic earnings per share	$0.03	$0.02
Diluted earnings per share	$0.02	$0.02

Basic weighted average common shares outstanding	7,264	7,122
Diluted weighted average common shares outstanding	8,437	7,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	151
Loss on disposal of equipment	—	7
Non-cash compensation	15	11
Changes in assets and liabilities:
Accounts receivable	(69)	229
Prepaid expenses and other assets	(248)	(134)
Accounts payable	80	49
Accrued expenses	85	(201)
Decrease in other asset	83	—
Deferred revenue	74	(225)

Net cash provided by operating activities	348	4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42)	(5)
Decrease (increase) in other assets	(40)	167

Net cash (used in) provided by investing activities	(82)	162

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on capital lease obligations	(20)	(27)
Proceeds from exercise of stock options and issuance of common stock under stock plans	—	3

Net cash used in financing activities	(20)	(24)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	23	73
NET INCREASE IN CASH AND CASH EQUIVALENTS	269	215
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,927	1,818

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,196	$2,033

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$20	$—

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly our consolidated financial position as of March 31, 2005 and our results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2004, and the first three months of 2005, we maintained operating and overall profitability as well as positive cash flows. Our results for the first quarter of 2005 included a one time charge of $90,000 taken in connection with a the termination of a corporate employee in our European offices. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to maintain growth and profitability in 2005 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Income

The components of comprehensive income for the three-month periods ended March 31, 2005 and 2004 are as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$191	$117
Other comprehensive income:
Foreign currency translation adjustment	(66)	44

Comprehensive income	$125	$161

4. Net Income Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net income per share (in thousands):

	Three months ended March 31,
	2005	2004
Weighted average common shares outstanding	7,264	7,122
Additional dilutive common stock equivalents	1,173	552

Diluted weighted average shares	8,437	7,674

For the three-month periods ended March 31, 2005 and 2004, options to purchase 197,459 and 292,016 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

5. Stock Based Compensation

We have adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS Statement No. 123. We continue to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income and net income per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	Three months ended March 31,
(in thousands except per share data)	2005	2004
Net income as reported	$191	$117
Stock based compensation expense under the fair value-based method	65	29

Pro forma net income	$126	$88

Basic earnings per share as reported	$0.03	$0.02
Diluted earnings per share as reported	$0.02	$0.02

Pro forma basic earnings per share	$0.02	$0.01
Pro forma diluted earnings per share	$0.01	$0.01

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt its provisions effective January 1, 2006. We have not yet determined the impact that adoption of this statement will have on our financial position or results of operations.

6. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended March 31,
	2005	2004
United States	46%	39%
Sweden	9%	6%
Switzerland	8%	0%
Canada	7%	7%
United Kingdom	5%	9%
Italy	1%	9%
Mexico	0%	7%
Rest of Europe	10%	14%
Asia	8%	6%
Rest of World	6%	3%

	100%	100%

Revenues from one customer represented 21% of total revenues for the three-months ended March 31, 2005.

The following table presents our long-lived assets, net of depreciation and amortization, as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
United States	$717	$777
Europe	120	141

Total	$837	$918

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Guarantor Arrangements

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. We have adopted FIN No. 45, and the adoption of FIN No. 45 did not have a material impact on our financial position or results of operations.

The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby we will indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, our liability for these agreements as of March 31, 2005 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of March 31, 2005 are immaterial.

We generally warrant that our unmodified software products, when used as specified, will substantially conform to the applicable user documentation for a specified period of time (generally six months, and longer in jurisdictions with applicable statutory requirements). Additionally, we generally warrant that our consulting services will be performed in a professional and workmanlike manner. In general, liability for these warranties is limited to the amounts paid by the customer. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or service warranties. As a result we believe the estimated fair value of these agreements is immaterial. We also generally offer indemnification with respect to certain types of intellectual property claims and, occasionally, other matters.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Applications of our products apply rule-logic in real time to enable organizations to make better operational decisions. Benefits derived from the use of our products include:

•	greater agility in responding to changing business conditions;

•	increased production capacities;

•	reduced consumption of energy, materials, and resources;

•	avoidance of capital expenditures;

•	waste reduction, higher levels of product and service quality; and

•	avoidance of costly operational disruptions and shutdowns.

Our key product is G2, a mature and robust software platform that underlies all of our other products. We released our most recent version of G2, version 8.0, in June 2004. This release represented a generational advance in our G2 product line and introduced major new capabilities in the areas of reasoning technology, standards-based integration and embeddability, user interface, and developer productivity. G2 8.0 was designed to enable smooth migration of applications running in earlier versions of G2. We have begun field testing a pre-release version of G2 8.1.

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

We derive revenue from sales of and service for our products and account for such revenue in four ways:

•	Sale of product licenses – mostly one-time payment for perpetual licenses.

•	Customer support services – includes both product support and product enhancements and updates. Pricing is generally based on a percentage of the price of the product license. Service contracts, mandatory for the first year following the purchase of a product license, are typically for one-year periods. Payment is due at the commencement of each support year, but revenue is recognized over the course of the year.

•	Consulting services – provision of various billable services to customers for helping develop and install applications. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are usually accounted for on a percentage-of-completion basis.

•	Educational services – provision of training in the use of our products, some in public classes and some in-house for customers who require a dedicated training program. These services are billed on a course-fee or day-rate basis.

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

The following is the breakdown of revenue by product and service revenue (in thousands):

	Three months ended March 31,
	2005	2004
License sales	45%	43%
Consulting and training	21%	15%
Customer support services	34%	42%

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2004, have not changed during the three-month period ended March 31, 2005.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended March 31,
	2005	2004
REVENUES:
Product	45%	43%
Services	55%	57%

Total revenues	100%	100%

COST OF REVENUES:
Product	3%	4%
Services	23%	20%

Total cost of revenues	26%	24%

Gross margin	74%	76%

OPERATING EXPENSES:
Sales and marketing	28%	26%
Research and development	20%	21%
General and administrative	22%	24%

Total operating expenses	70%	71%

Operating income	4%	5%

OTHER INCOME (EXPENSES), NET	0%	(1)%

Income before provision for income taxes	4%	4%
PROVISION FOR INCOME TAXES	0%	1%

Net income	4%	3%

Revenues

Three months ended March 31, 2005 and 2004

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

Revenue for the three-month periods ended March 31, 2005 and 2004 were as follows::

	Three months ended March 31, (in thousands)
	2005		2004
US	$2,360	46%	$1,569	39%
International	2,783	54%	2,488	61%

	5,143		4,057

The increase in overall revenue of $1.1 million, or 27%, between the three-months ended March 31, 2005 and the same period in 2004 was primarily attributable to the following:

(In thousands)
Increase in license revenue	$554
Increase in maintenance support	67
Increase in consulting revenue	510
Decrease in training revenue	(45)
Increase in re-billable travel	22

US based revenue increased between the two periods in revenue dollars and as a percentage of total revenue, primarily as a result of a large order received through a US government prime contractor.

We currently have one customer that accounts for 21% of revenue for the three-month period ended March 31, 2005.

Our product and service revenue for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31, (in thousands)
	2005	2004
Product	$2,294	$1,740
Service	2,849	2,317

Total	5,143	4,057

Product revenues for the three months ended March 31, 2005 increased by $.6 million, or 32%, from the same period in 2004. This increase is mainly attributable to a large order received through a US government prime contractor.

Services revenues for the three months ended March 31, 2005 increased $.5 million, or 23%, from the same period in 2004. This increase is mainly attributable to a large consulting order received through a US government prime contractor.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month periods ended March 31, 2005 and 2004 were:

	Three months ended March 31, (in thousands)
	2005	2004
Product	$149	$141
Service	1,198	814

Total	1,347	955

Our product costs remained relatively consistent for the period ended March 31, 2005 compared to the corresponding period in 2004.

Service costs increased $.4 million from the three months ended March 31, 2005 as compared to the same period in 2004. This increase was primarily attributable to the following:

(In thousands)
Increase in use of subcontractors	$290
Increase in commissions due to increased sale of services	35
Increase in labor costs	32
Increase in travel costs	26

Gross margin percentages for the three-month periods ended March 31,2005 and 2004 were:

	2005	2004
Product	94%	92%
Service	58%	65%
Total	74%	76%

Our gross margin on product improved from 92% to 94% during the three-month period ended March 31, 2005 as compared to the respective period in 2004. This is because our product does not necessarily require corresponding additional expense to support additional revenue.

Our gross margin on service decreased from 65% to 58% for the three-month period ended March 31, 2005 as compared to the same period in 2004 as a result of realizing smaller margins on sales that required subcontractor services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended March 31, 2005 were $1.4 million, an increase of $.3 million, or 32%, from the same period in 2004. The increase was primarily attributable to the following:

(In thousands)
Increase in commissions as a result of increased overall sales	$151
Increase in labor costs for additional marketing support	99
Increase in marketing/sales programs expenses	84

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Expenditures include support of the existing G2 product line as well as the development of the new software reasoning platform, TrueManage. These expenses for the three months ended March 31, 2005 were $1.1 million, an increase of $.2 million, or 21%, from the same period in 2004. This increase is primarily attributable to the following:

(In thousands)
Increase in labor costs for TrueManage project	$79
Increase in labor costs for additional G2 engineering	106

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended March 30, 2005 were $1.1 million, an increase of $.2 million, or 16%, from the same period in 2004. This increase was primarily attributable to the following:

(In thousands)
Chare related to the termination of an employee	$90
Increase in professional fees to support corporate planning, Sarbanes-Oxley Act compliance and investor relations	83
Increase in labor costs for accounting	46
Decrease in audit fees	(65)

The charge taken in connection with the termination of an employee relates to the termination of a corporate employee in our European offices.

Other income (expense), net

Other income (expense), net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income or expense. Other expense, net for the three months ended March 31, 2005 was $5,000, compared to other expense, net of $53,000 for the same period in 2004. The current other expense is primarily due to foreign exchange rate losses due to the continued weakening of the US dollar.

Income Taxes

Our provision for income taxes pertains to foreign withholding tax and income taxes in the U.S. and foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards. Provision for income taxes for the three months ended March 31, 2005 was $16,000, compared to $25,000 for the same period in 2004. The decrease in the tax provision for the three months ended March 31, 2005 is primarily attributable to the following:

(In thousands)
Increase in taxes due in U.S. due to increased profitability	$15
Decrease in taxes in Japan due to new tax treaty regulations	(21)

LIQUIDITY AND CAPITAL RESOURCES

Our March 31, 2005 cash and cash equivalents amounted to $3.2 million, an increase of $1.2 million from $2.0 million at March 31, 2004. Net cash provided by operating activities for the three-month period ended March 31, 2005 as compared to March 31, 2005 is as follows:

	2005	2004
Net Income	$191	$117
Non Cash Expenses(depreciation, amortization, loss on disposal of equipment, non-cash compensation, provisions of bad debt)	152	169
Accounts Receivable	(69)	229
Prepaid Expenses and other assets	(248)	(134)
Accounts payable and accrued expenses	165	(152)
Bond held under contract	83	—
Deferred revenue	74	(225)
Net cash provided by operating activities	348	4

Cash used in investing activities for the period ended March 31, 2005 was $82,000 compared to cash provided by investing activities of $.2 million for the period ended March 31, 2004. This was primarily attributable to the following:

	2005	2004
Purchase of property and equipment	$(42)	$(5)
Decrease (increase) in other assets	(40)	167
Net cash (used in) provided by investing activities	(82)	162

There was no substantive cash provided by financing activities for the three-month periods ended March 31, 2005, and 2004. The activities included the following:

	2005	2004
Principle payments under capital leases	$(20)	$(27)
Proceeds from exercise of stock options	—	3
Net cash (used in) provided by financing activities	(20)	(24)

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at March 31, 2005 are as follows:

	Amounts (In thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2005	$777	200
2006	317	182
2007	160	102
2008	116	—
2009	104	—
2010	104

Total minimum lease payments	$1,578	$484

Less: Amount representing interest		48

Present value of minimum lease payments		436
Less: Current portion		213

Long-term portion of capital lease obligation		$223

Litigation

In May 2005, we received notification from a court in the Netherlands related to a judgment against Gensym in the amount of €99,000 in connection with the termination of a corporate employee in our European offices.

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of March 31, 2005, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2005, 2004 or 2003. During the three months ended March 31, 2005 and 2004, respectively, we reissued 4,260 and 8,843 shares of common stock to employees and non-employee directors. As of March 31, 2005, 360,009 shares remained in treasury at a cost of $1,342,834.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In February 2005, we extended the agreement for an additional six month. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During the three-month periods ended March 31, 2005, we paid Integration Objects a total of $16,000.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt its provisions effective January 1, 2006. We have not yet determined the impact that adoption of this statement will have on our financial position or results of operations.

Factors That May Affect Future Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management form time to time.

We have a history of operating losses, and we may not remain profitable.

Although we were profitable for the quarter ended March 31, 2005 and all of 2004, we incurred operating losses in 2003 and for three of the five years ending December 31, 2004. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002. We incurred operating losses in each of the first three quarters of 2003 but achieved profitability in the fourth quarter of 2003. We were profitable for each quarter in 2004 and the first quarter of 2005. As of March 31, 2005, our accumulated deficit was $19.0 million. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will remain profitable and even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis.

We are reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a larger component of our total revenues, representing 35%, 44% and 39% of our total revenues in the years ended December 31, 2004, 2003 and 2002, respectively. For the three months ended March 31, 2005, software maintenance fees represented 34% of our total revenue. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 49%, 56% and 52% of our product revenues in years ended December 31, 2004, 2003 and 2002, respectively. For the three months ended March 31, 2005, channel partner license fees represented 40% of our total revenue. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, or financial position.

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

Our international revenues represented 50%, 54%, and 57% of our total revenues for years ended December 31, 2004, 2003, and 2002, respectively. For the three months ended March 31, 2005, international revenues represented 54% of our total revenue. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, or financial position.

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

We are developing a new software reasoning platform, TrueManage that is designed for handheld computing devices and targeted at application markets not currently addressed by our G2 and G2-based products. We have also begun to develop a TrueManage application product called LifeVisor, a cell phone device for self-management of chronic conditions such as diabetes and obesity. Development of TrueManage and LifeVisor is complex, requiring specialized technical expertise. The targeted handheld computing markets are experiencing rapid advancements in related technologies and applications. We anticipate that it will require significant funding to develop, launch, and build distribution channels for TrueManage and LifeVisor. There can be no assurance that we will be able to provide this level of funding internally. There can be no assurance that we will be able to raise additional funding externally at reasonable rates. Our strategy is to distribute these products, particularly LifeVisor, through other companies that have significantly larger presence and scale in the targeted markets than we do. There can be no assurance that we will be able to successfully complete the development of TrueManage and LifeVisor, that we will be able to provide functionality that is accepted by the targeted markets, or that we will be able to build partnerships for profitable distribution of these products.

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 50%, 54% and 57% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. For the three months ended March 31, 2005, international revenues represented 54% of our total revenue. Our international operations require significant management attention and financial resources.

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

We prepare our financial statements to conform to GAAP in the United States America. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board issued a final standard that will require us to record a charge to earnings for the fair value employee stock option grants. Originally, this standard was to be effective for periods beginning after June 15, 2005. However, in April 2005, the Financial Accounting Standards Board changed the implementation date for the new standard to the beginning of a company’s next fiscal year that begins after June 15, 2005, which means that the new standard will be effective for us beginning in 2006. We could adopt the standard in one of two ways the modified prospective transition method or the modified retrospective transition method, and we have not concluded how we will adopt the new standard. In addition, regulations implemented by The NASDAQ National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees if we comply with such regulations. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At March 31, 2005, substantially all of our funds were in demand deposit accounts.

Impact of Foreign Currency Rate Changes

Our contracts with customers are generally denominated in U.S. dollars or Euros. We transact business in various countries and thus have exposure to adverse movements in foreign currency exchange rates. This exposure is primarily related to intercompany receivable and payable balances that are recorded on the balance sheet in currencies other than the functional currency. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the currency translation adjustment of the equity section of the balance sheet. In addition, we have certain cash balances held in currencies other than our functional currency or the functional currency of our subsidiaries. These amounts are translated at each month end to the functional currency in each country, and any resulting gain or loss is recorded in the appropriate statements of operations.

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we filed or submit to under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Beginning in the quarter ended September 30, 2003 we took a number of corrective actions to address the material weaknesses discussed above, including:

•	engaging, on a part time basis, a consultant who had served our company in a similar capacity in the past to perform the chief financial officer function until a permanent chief financial officer was hired;

•	initiating a search in the third quarter of 2003 for a new permanent chief financial officer that resulted in Stephen D. Allison, who has more than 25 years of finance experience with private and public companies, including 15 years of service as chief financial officer and vice president of finance, joining us in March 2004;

•	engaging a full-time contract accounting professional to supplement our accounting and financial reporting resources;

•	hiring a new senior corporate controller with extensive software industry experience;

•	reviewing and upgrading the sub-contracted accounting support provided to our subsidiaries;

•	consolidating reporting and responsibility for reviews of information, including foreign currency translations, from our subsidiaries to our corporate headquarters;

•	adding our chief financial officer as a signatory to most of our bank accounts;

•	reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority;

•	implementing formal and documented closing procedures, which, among other things, require supervisory approval of certain journal entries based on a predefined criteria and the review and approval of all adjusting journal entries, contemporaneous accounting issue resolution, a ‘hard’ close at the end of every month and a reorganization of our subsidiary reporting procedure and timing;

•	purchasing a new Epicor accounting system, which will bring all of our foreign subsidiaries onto the same accounting system, to replace our old Oracle accounting system;

•	engaging Bridgemark, a division of BDO Seidman, LLP, to assist us with compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations;

•	evaluating our intercompany borrowing arrangements and establishment of policies and procedures to evidence and classify intercompany borrowings;

•	reviewing our corporate organizational structure and the dissolution of several small foreign subsidiaries, which was undertaken to streamline our foreign subsidiary reporting procedure and timing.;

•	establishment of polices and procedures to evidence and classify intercompany borrowings; and

•	the continuation of the review or our corporate organizational structure and the dissolution of small subsidiaries to streamline our foreign subsidiary reporting procedure and timing.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In May 2005, we received notification from a court in the Netherlands of a judgment against Gensym in the amount of €99,000 in connection with the termination of a corporate employee in our European offices.

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended March 31, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
01/01/05-01/31/05	0	$—	501,300	148,700
02/01/05-02/28/05	0	—	501,300	148,700
03/01/05-03/31/05	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

ITEM 6. Exhibits

(a) The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION
(Registrant)

Dated May 16, 2005	/s/ STEPHEN D. ALLISON
Stephen D. Allison Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.