Form 10-Q
period 2005-06-30
GENSYM CORP
filed 2005-08-11
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 10, 2005 there were 7,302,610 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30 2005	December 31 2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,460	$2,927
Accounts receivable, net of allowance for doubtful accounts of $130 at June 30, 2005 and $147 at December 31, 2004	3,179	4,014
Prepaid and other current assets	1,013	664

Total current assets	7,652	7,605

Property and equipment, net	704	918
Deposits and other assets	110	516

Total assets	$8,466	$9,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$554	$584
Accrued expenses	1,691	2,058
Current portion of capital lease obligations	114	193
Deferred revenue	4,077	4,202

Total current liabilities	6,437	7,037
Capital lease obligations, net of current portion	160	263
Other long term debt	57	—
Long-term deferred revenue	99	108

Total liabilities	6,753	7,408

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $.01 par value—Authorized 2,000,000 shares issued and outstanding—none	—	—
Common Stock, $.01 par value—Authorized—20,000,000 shares issued—7,648,596 and 7,626,196 shares in 2005 and 2004 respectively Outstanding—7,626,196 and 7,261,927 shares in 2005 and 2004, respectively	76	76
Capital in excess of par value	22,000	21,982
Treasury stock—351,593 shares in 2005 and 364,269 shares in 2004, at cost	(1,311)	(1,359)
Accumulated deficit	(19,047)	(19,244)
Accumulated other comprehensive income	(5)	176

Total stockholders’ equity	1,713	1,631

Total liabilities and stockholders’ equity	$8,466	$9,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Revenues:
Product	$1,744	$2,029	$4,038	$3,768
Services	2,914	2,370	5,763	4,687

Total revenues	4,658	4,399	9,801	8,455

Cost of revenues:
Product	106	338	255	479
Services	1,234	916	2,432	1,730

Total cost of revenues	1,340	1,254	2,687	2,209

Gross profit	3,318	3,145	7,114	6,246

Operating expenses:
Sales and marketing	1,302	1,078	2,709	2,148
Research and development	981	889	2,018	1,746
General and administrative	1,020	957	2,160	1,937

Total operating expenses	3,303	2,924	6,887	5,831

Operating income	15	221	227	415
Other expense, net	1	12	6	65

Income before provision for income taxes	14	209	221	350
Provision for income taxes	8	19	24	44

Net income	$6	$190	$197	$306

Basic earnings per share	$0.00	$0.03	$0.03	$0.04
Diluted earnings per share	$0.00	$0.02	$0.02	$0.04

Basic weighted average common shares outstanding	7,280	7,179	7,272	7,151
Diluted weighted average common shares outstanding	8,457	7,917	8,447	7,817

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274	282
(Gain) loss on disposal of equipment	(2)	6
Non-cash compensation	48	22
Changes in assets and liabilities:
Accounts receivable	817	1,556
Prepaid expenses and other current assets	(389)	(153)
Accounts payable	(5)	163
Accrued expenses	(253)	(8)
Deposits and other assets	—	187
Deferred revenue	(108)	(600)

Net cash provided by operating activities	579	1,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(157)	(9)
Decrease in other assets	315	—

Net cash provided by (used in) investing activities	158	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(52)	(53)
Proceeds from exercise of stock options and issuance of common stock under stock plans	18	63

Net cash (used in) provided by financing activities	(34)	10

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(63)	46
NET INCREASE IN CASH AND CASH EQUIVALENTS	533	1,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,927	1,818

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,460	$3,626

SUPPLEMENTAL CASH FLOW INFORMATION
Divestiture of equipment under capital lease obligations	$(130)	$—

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly our consolidated financial position as of June 30, 2005 and our results of operations and cash flows for the three- and six- month periods ended June 30, 2005 and 2004. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2004, and the first six months of 2005, we maintained operating and overall profitability as well as positive cash flows. Our results for the first six months of 2005 included a one time charge of $119,000 taken in connection with a the termination of a corporate employee in our European offices. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to maintain growth and profitability in 2005 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive Income

The components of comprehensive income for the three- and six- month periods ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$6	$190	$197	$306
Other comprehensive income:
Foreign currency translation adjustment	(116)	(13)	(181)	30

Comprehensive income	$(110)	$177	$16	$336

4. Net Income Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net income per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	7,280	7,179	7,272	7,151
Additional dilutive common stock equivalents	1,177	738	1,175	666

Diluted weighted average shares	8,457	7,917	8,447	7,817

For the six-month periods ended June 30, 2005 and 2004, options to purchase 211,926 and 300,109 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and thus would be anti-dilutive.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income and net income per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted including stock options, are as follows:

(in thousands except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$6	$190	$197	$306
Stock based compensation expense under the fair value-based method	65	24	131	52

Pro forma net income (loss)	$(59)	$166	$66	$254

Basic earnings per share as reported	$0.00	$0.03	$0.03	$0.04
Diluted earnings per share as reported	$0.00	$0.02	$0.02	$0.04

Pro forma basic earnings (loss) per share	$(0.01)	$0.02	$0.01	$0.04
Pro forma diluted earnings (loss) per share	$(0.01)	$0.02	$0.01	$0.03

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

6. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
United States	51%	61%	48%	50%
Sweden	11%	7%	10%	6%
Italy	7%	3%	4%	6%
United Kingdom	3%	4%	4%	6%
France	5%	4%	3%	4%
Rest of Europe	7%	7%	12%	9%
Asia	5%	4%	7%	5%
Canada	7%	5%	7%	6%
Rest of World	4%	5%	5%	8%
	100%	100%	100%	100%

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from one customer represented 11% and 16% of total revenues for the three- and six-months ended June 30, 2005.

The following table presents our long-lived assets, net of depreciation and amortization, as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
United States	$597	$777
Europe	107	141

Total	$704	$918

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

The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby we will indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Through this comprehensive insurance plan, our liability for these agreements as of June 30, 2005 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of June 30, 2005 are immaterial.

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

Our key product is G2, a mature and robust software platform that underlies all of our other products. In June, 2004, we released G2 8.0, which represented a generational advance in our G2 product line and introduced major new capabilities in the areas of reasoning technology, standards-based integration and embeddability, user interface, and developer productivity. G2 8.0 was designed to enable smooth migration of applications running in earlier versions of G2.

We released our most recent version of G2, version 8.1, in May 2005. This release added support for the widely adopted Business Process Execution Language standard, or BPEL, to enable the rapid creation and real-time execution of rule-driven business processes. G2 8.1 also delivered major new capabilities that enhance usability for end users and increase productivity for application builders.

In April, 2005, Gensym announced the unveiling webSCOR.com, a new G2-based Web service for collaborative design of supply-chain networks, policies, and best practices. Scheduled for commercial availability in Q3 2005, this new Web-based service enables supply-chain professionals to model and simulate alternative designs to maximize performance across a range of operating scenarios.

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

We have a sales force in the United States, Europe, and the Middle East. Our sales force is focused on the generation of new business in several vertical and horizontal markets. The vertical markets include: telecommunications; government, other process manufacturing, chemical, oil, and gas; transportation; discrete manufacturing; power utilities; water utilities; and aerospace. The horizontal markets include business process management, supply chain management, and modeling and simulation.

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

The following is the breakdown of revenue by product and service revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
License sales	38%	46%	41%	45%
Consulting and training	23%	13%	22%	14%
Customer support services	39%	41%	37%	41%

Prices for our products are generally denominated in U.S. dollars or Euros. Telecom, the U.S. Government, particularly the Department of Defense, manufacturing, transportation, and the chemical, oil and gas industries are major markets for us. We have several significant OEM partners, among them Siemens, Ericsson, and Motorola.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2004, have not changed during the six-month period ended June 30, 2005.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUES:
Product	37%	46%	41%	45%
Services	63%	54%	59%	55%

Total revenues	100%	100%	100%	100%

COST OF REVENUES:
Product	2%	8%	3%	6%
Services	27%	21%	25%	20%

Total cost of revenues	29%	29%	28%	26%

Gross margin	71%	71%	72%	74%

OPERATING EXPENSES:
Sales and marketing	28%	24%	27%	25%
Research and development	21%	20%	21%	21%
General and administrative	22%	22%	22%	23%

Total operating expenses	71%	66%	70%	69%

Operating income	0%	5%	2%	5%

OTHER INCOME (EXPENSES), NET	0%	0%	0%	(1)%

Income before provision for income taxes	0%	5%	2%	4%
PROVISION FOR INCOME TAXES	0%	0%	0%	1%

Net income	0%	5%	2%	3%

Revenues

Three months ended June 30, 2005 and 2004

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

Three-month period ended June 30, 2005

Revenue for the three-month periods ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30, (in thousands)
	2005		2004
US	$2,356	51%	$2,692	61%
International	2,302	49%	1,707	39%

	4,658		4,399

The increase in overall revenue of $0.3 million, or 6%, between the three-months ended June 30, 2005 and the same period in 2004 was primarily attributable to the following:

(In thousands)
Increase in consulting revenue	$519
Increase in billable travel	29
Increase in maintenance support	8
Increase in training revenue	6
Decrease in license revenue	(285)

US based revenue decreased between the two periods in revenue dollars and as a percentage of total revenue, primarily as a result of a large order received through a US government prime contractor in 2004; we did not have a similar order in 2005. International based revenue increased between the two periods in revenue dollars and as a percentage of total revenue, primarily as a result of an increase in European license revenue and consulting projects.

We had one customer that accounted for 11% of revenue for the three-month period ended June 30, 2005.

Our product and service revenue for the three month periods ended June 30, 2005 and 2004 were as follows:

	Three months ended June 30, (in thousands)
	2005	2004
Product	$1,744	$2,029
Service	2,914	2,370

Total	4,658	4,399

Product revenues for the three months ended June 30, 2005 decreased by $0.3 million, or 14%, from the same period in 2004. This decrease was mainly attributable to a large order received through a US government prime contractor in 2004; we did not have a similar order in 2005

Services revenues for the three months ended June 30, 2005 increased $0.5 million, or 23%, from the same period in 2004. This increase was mainly attributable to a large consulting order received through a US government prime contractor and improved service revenue in our international offices.

Revenue for the six-month period ended June 30, 2005

Revenue for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six months ended June 30, (in thousands)
	2005		2004
US	$4,716	48%	$4,260	50%
International	5,085	52%	4,195	50%

	9,801		8,455

The increase in overall revenue of $1.3 million, or 16%, between the six-months ended June 30, 2005 and the same period in 2004 was primarily attributable to the following:

(In thousands)
Increase in consulting revenue	$1,013
Increase in license revenue	271
Increase in maintenance support	75
Increase in billable travel	27
Decrease in training revenue	(39)

US based revenue increased between the two periods in revenue dollars as a result of increase in consulting revenue from a US government prime contractor during 2005, offset by a decrease in license revenue as a result of a one time, large order received through a US government prime contractor during 2004; we did not have a similar order in 2005. International based revenue increased between the two periods in both revenue dollars and as a percentage of overall revenue as a result of increased international license and consulting sales.

We had one customer that accounted for 16% of revenue for the six-month period ended June 30, 2005.

Our product and service revenue for the six month periods ended June 30, 2005 and 2004 were as follows:

	Six months ended June 30, (in thousands)
	2005	2004
Product	$4,038	$3,768
Service	5,763	4,687

Total	9,801	8,455

Product revenues for the six months ended June 30, 2005 increased by $0.3 million, or 7%, from the same period in 2004. This increase was attributable to improved license sales in Europe.

Services revenues for the six months ended June 30, 2005 increased $1.0 million, or 23%, from the same period in 2004. This increase was mainly attributable to a large consulting order received through a US government prime contractor and improved consulting sales in Europe.

Cost of Revenues

Three-month period ended June 30, 2005

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month periods ended June 30, 2005 and 2004 were:

	Three months ended June 30, (in thousands)
	2005	2004
Product	$106	$338
Service	1,234	916

Total	1,340	1,254

Product costs decreased $0.2 million from the three months ended June 30, 2005 as compared to the same period in 2004. This decrease was the result of a decrease in royalty fees related to a one time large license order received from a US government prime contractor received in 2004; we did not have a similar order in 2005.

Service costs increased $0.3 million from the three months ended June 30, 2005 as compared to the same period in 2004. This increase was primarily attributable to the following:

(In thousands)
Increase in use of subcontractors to support increased revenue	$204
Increase in labor costs	44
Increase in travel costs	38
Increase in commissions paid to consultants due to increased amount of sale of services	27

Gross margin percentages for the three-month periods ended June 30,2005 and 2004 were:

	Three months ended June 30, (in thousands)
	2005	2004
Product	94%	83%
Service	58%	61%

Total	71%	71%

Our gross margin on product improved from 83% to 94% during the three-month period ended June 30, 2005 as compared to the same period in 2004. This increase reflects that our product does not necessarily require corresponding additional expense to support additional revenue, as well as the effect of lower margin attributed to the one time royalty fees for the large license order from the US government prime contractor received in 2004.

Our gross margin on service decreased from 61% to 58% for the three-month period ended June 30, 2005 as compared to the same period in 2004 as a result of realizing smaller margins on sales that required subcontractor services.

Six-month period ended June 30, 2005

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the six-month periods ended June 30, 2005 and 2004 were:

	Six months ended June 30, (in thousands)
	2005	2004
Product	$255	$479
Service	2,432	1,730

Total	2,687	2,209

Product costs decreased $0.2 million from the three months ended June 30, 2005 as compared to the same period in 2004. This decrease was the result of a decrease in royalty fees as a result of a one time large license order received from a US government prime contractor received in 2004; we did not have a similar order in 2005.

Service costs increased $0.7 million from the six months ended June 30, 2005 as compared to the same period in 2004. This increase was primarily attributable to the following:

(In thousands)
Increase in use of subcontractors	$489
Increase in labor costs due to one time 2004 severance payment	76
Increase in travel costs	68
Increase in sales personnel commissions due to increased sale of services	65
Increase in labor costs due to one time 2004 movement of salary costs to work in progress	15

Gross margin percentages for the six-month periods ended June 30,2005 and 2004 were:

	Six months ended June 30, (in thousands)
	2005	2004
Product	94%	87%
Service	58%	63%
Total	73%	74%

Our gross margin on product increased from 87% to 94% during the six-month period ended June 30, 2005 as compared to the respective period in 2004. This increase reflects that our product does not necessarily require corresponding additional expense to support additional revenue, as well as the effect of lower margin attributable to the one time royalty fees for the large license order from the US government prime contractor received in 2004; we did not have a similar order in 2005.

Our gross margin on service decreased from 63% to 58% for the six-month period ended June 30, 2005 as compared to the same period in 2004 as a result of realizing smaller margins on sales that required subcontractor services.

Operating Expenses

Three-month period ended June 30, 2005

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended June 30, 2005 were $1.3 million, an increase of $.2 million, or 21%, from the same period in 2004. The increase was primarily attributable to the following:

(In thousands)
Increase in labor costs for additional marketing personnel	$90
Increase in commissions as a result of increased overall sales, early attainment of quota by key sales personnel and partner commissions	90
Increase in marketing/sales promotional program expenses	56

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Expenditures include support of the existing G2 product line as well as the development of the new software reasoning platform, TrueManage. These expenses for the three months ended June 30, 2005 were $1.0 million, an increase of $0.1 million, or 10%, from the same period in 2004. This increase is primarily attributable to the following:

(In thousands)
Increase in labor costs for additional engineering personnel	$92

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended June 30, 2005 remained at $1.0 million, the same for the same period in 2004. This was primarily attributable to the following:

(In thousands)
Increase in professional fees to support corporate planning, Sarbanes-Oxley Act compliance and investor relations	$66
Charge related to termination of employee	29
Decrease in facility expense	(48)

The charge taken in connection with the termination of an employee relates to the termination of a corporate employee in our European offices that was initially reported in the period ended March 31, 2005.

Six-month period ended June 30, 2005

Sales and Marketing. Sales and marketing for the six-month period ended June 30, 2005 were $2.7 million, an increase of $0.6 million, or 26%, from the same period in 2004. The increase was primarily attributable to the following:

(In thousands)
Increase in commissions as a result of increased overall sales	$254
Increase in labor costs for additional marketing support	180
Increase in marketing/sales programs expenses	109

Research and Development. Research and development expenses for the six months ended June 30, 2005 were $2.0 million, an increase of $0.3 million, or 16%, from the same period in 2004. This increase was primarily attributable to the following:

(In thousands)
Increase in labor costs for additional engineering personnel	$272

General and Administrative. General and administrative expenses for the six months ended June 30, 2005 were $2.1 million, an increase of $0.2 million, or 12%, from the same period in 2004. This increase was primarily attributable to the following:

(In thousands)
Charge related to the termination of an employee	119
Increase in labor costs for accounting	$101
Increase in professional fees to support corporate planning, Sarbanes-Oxley Act compliance and investor relations	100
Increase in legal fees	30
Increase in travel	29
Decrease in audit fees	(67)
Decrease in facility costs	(72)

The charge taken in connection with the termination of an employee relates to the termination of a corporate employee in our European offices.

Other income (expense), net

Three-month period ended June 30, 2005

Other income (expense), net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income or expense. Other expense, net for the three months ended June 30, 2005 was $1,000, compared to other expense, net of $12,000 for the same period in 2004. The current other expense is primarily due to foreign exchange rate losses due to the weakening of the US dollar.

Six-month period ended June 30, 2005

Other expense, net for the three months ended June 30, 2005 was $6,000, compared to other expense, net of $65,000 for the same period in 2004. The current other expense is primarily due to foreign exchange rate losses due to the weakening of the US dollar.

Income Taxes

Three-month period ended June 30, 2005

Our provision for income taxes pertains to foreign withholding tax and income taxes in the U.S. and foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards. Provision for income taxes for the three months ended June 30, 2005 was $8,000, compared to $19,000 for the same period in 2004. The decrease in the tax provision for the three months ended June 30, 2005 is primarily attributable to the decrease in foreign taxes as a result of new trade agreements and corporate reorganization.

Six-month period ended June 30, 2005

Provision for income taxes for the six months ended June 30, 2005 was $24,000, compared to $44,000 for the same period in 2004. The decrease in the tax provision for the six months ended June 30, 2005 is primarily attributable to the following:

(In thousands)
Increase in taxes due in U.S. due to increased profitability	$14
Decrease in taxes in Japan due to new tax treaty regulations	(34)

LIQUIDITY AND CAPITAL RESOURCES

Our June 30, 2005 cash and cash equivalents were $3.5 million, a decrease of $0.1 million from $3.6 million at June 30, 2004. Net cash provided by operating activities for the six-month period ended June 30, 2005 as compared to the same period in 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
Net Income	$197	$306
Non Cash Expenses (depreciation, amortization, loss on disposal of equipment, non-cash compensation)	320	310
Accounts Receivable	817	1,556
Prepaid Expenses and other assets	(389)	(153)
Accounts payable and accrued expenses	(258)	155
Bond held under contract	—	187
Deferred revenue	(108)	(600)

Net cash provided by operating activities	579	1,761

Cash provided by operating activities decreased $1.2 million primarily as a result of a decrease in net income, collected accounts receivable, accrued accounts payable and accrued expenses, and deferred revenue offset by the increase in prepaids and other assets.

Cash provided by in investing activities for the six-month period ended June 30, 2005 was $0.2 million compared to cash used in investing activities of $9,000 for the same period in 2004. This was primarily attributable to the following:

	Six Months Ended June 30,
	2005	2004
Purchase of property and equipment	$(156)	$(9)
Decrease (increase) in other assets	315	—

Net cash (used in) provided by investing activities	158	(9)

Cash provided by investing activities increased as $0.2 million primarily due to the decrease in other assets offset by the purchase of capital equipment.

There was no substantive cash provided by financing activities for the six-month periods ended June 30, 2005, and 2004. The activities included the following:

	Six Months Ended June 30,
	2005	2004
Principle payments under capital leases	$(52)	$(53)
Proceeds from exercise of stock options	18	63

Net cash (used in) provided by financing activities	(34)	10

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at June 30, 2005 are as follows:

	Amounts (In thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2005	$540	13
2006	305	78
2007	158	112
2008	108	102
2009	97	—
2010	97

Total minimum lease payments	$1,305	$305

Less: Amount representing interest		31

Present value of minimum lease payments		274
Less: Current portion		114

Long-term portion of capital lease obligation		$160

Litigation

In May 2005, we received notification from a court in the Netherlands related to a judgment against Gensym in the amount of $119,000 in connection with the termination of a corporate employee in our European offices.

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of June 30, 2005, 501,300 shares had been repurchased at a cost of approximately

$1,869,000. No shares were purchased in 2005, 2004 or 2003. During the three months ended June 30, 2005 and 2004, respectively, we reissued 8,416 and 4,878 shares of common stock to employees and non-employee directors. During the six months ended June 30, 2005 and 2004, respectively, we reissued 12,676 and 13,721 shares of common stock to employees and non-employee directors. As of June 30, 2005, 351,593 shares remained in treasury at a cost of $1,311,442.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In February 2005, we extended the agreement for an additional six months. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During the three- and six- month periods ended June 30, 2005, we paid Integration Objects a total of $24,104 and $40,024 respectively.

On April 20, 2005 we entered a six month consulting agreement with Frank Cianciotta, a member of our board of directors. The agreement calls for payments of $6,500 per month to assist in strategic business development opportunities. Mr. Cianciotta subsequently resigned from the audit committee of our board of directors. We paid Mr. Cianciotta a total of $25,526 for each of the three and six month periods ending June 30, 2005 pursuant to this consulting agreement.

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

Although we were profitable for the three- and six- month periods ended June 30, 2005 and all of 2004, we incurred operating losses in 2003 and for three of the five years ending December 31, 2004. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002. We incurred operating losses in each of the first three quarters of 2003 but achieved profitability in the fourth quarter of 2003. We were profitable for each quarter in 2004 and the first two quarters of 2005. As of June 30, 2005, our accumulated deficit was $19.0 million. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will remain profitable and even if we do continue to achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis.

We are reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a larger component of our total revenues, representing 35%, 44% and 39% of our total revenues in the years ended December 31, 2004, 2003 and 2002, respectively. For the three- and six- months ended June 31, 2005, software maintenance fees represented 39% and 37% of our total revenue. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 49%, 56% and 52% of our product revenues in years ended December 31, 2004, 2003 and 2002, respectively. For the three- and six- months ended June 30, 2005, channel partner license fees represented 56% and 60% of our total revenue. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, or financial position.

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

Our international revenues represented 50%, 54%, and 57% of our total revenues for years ended December 31, 2004, 2003, and 2002, respectively. For the three- and six- months ended June 30, 2005, international revenues represented 49% and 52% of our total revenue. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies including the Euro, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, or financial position.

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

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 50%, 54% and 57% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. For the three- and six- months ended June 30, 2005, international revenues represented 49% and 52% of our total revenue. Our international operations require significant management attention and financial resources.

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

We prepare our financial statements to conform to GAAP in the United States America. These accounting principles are subject to the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board issued a final standard that will require us to record a charge to earnings for the fair value employee stock option grants. Originally, this standard was to be effective for periods beginning after June 15, 2005. However, in April 2005, the Financial Accounting Standards Board changed the implementation date for the new standard to the beginning of a company’s next fiscal year that begins after June 15, 2005, which means that the new standard will be effective for us beginning in 2006. We could adopt the standard in one of two ways the modified prospective transition method or the modified retrospective transition method, and we have not concluded how we will adopt the new standard. In addition, regulations implemented by The NASDAQ National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees if we comply with such regulations. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.

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

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At June 30, 2005, substantially all of our funds were in demand deposit accounts.

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

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we filed or submit to under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

During, and shortly following, the fiscal quarter ended June 30, 2003, we experienced turnover in our accounting and finance organization. In particular, our corporate controller left our company, and our European controller was on a personal leave of absence beginning in June 2003, returned to full-time status in October 2003, and was on personal leave again from April 2004 through May 15, 2005, when his employment was terminated. Furthermore, our former chief financial officer left our company in early August 2003. Management determined that the loss, or temporary absence of, these personnel resulted in certain conditions which, when considered collectively, constituted a material weakness in our internal controls. Such conditions included:

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

Beginning in the quarter ended September 30, 2003 we took a number of corrective actions to address the material weaknesses discussed above, including:

•	engaging, on a part time basis, a consultant who had served our company in a similar capacity in the past to perform the chief financial officer function until a permanent chief financial officer was hired;

•	initiating a search in the third quarter of 2003 for a new permanent chief financial officer that resulted in Stephen D. Allison, who has more than 25 years of finance experience with private and public companies, including 15 years of service as chief financial officer and vice president of finance, joining us in March 2004;

•	engaging a full-time contract accounting professional to supplement our accounting and financial reporting resources;

•	hiring a new senior corporate controller with extensive software industry experience;

•	reviewing and upgrading the sub-contracted accounting support provided to our subsidiaries;

•	consolidating reporting and responsibility for reviews of information, including foreign currency translations, from our subsidiaries to our corporate headquarters;

•	adding our chief financial officer as a signatory to most of our bank accounts;

•	reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority;

•	implementing formal and documented closing procedures, which, among other things, require supervisory approval of certain journal entries based on a predefined criteria and the review and approval of all adjusting journal entries, contemporaneous accounting issue resolution, a ‘hard’ close at the end of every month and a reorganization of our subsidiary reporting procedure and timing;

•	purchasing a new Epicor accounting system, which will bring all of our foreign subsidiaries onto the same accounting system, to replace our old Oracle accounting system;

•	engaging Bridgemark, a division of BDO Seidman, LLP, to assist us with compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations;

•	evaluating our intercompany borrowing arrangements and establishment of policies and procedures to evidence and classify intercompany borrowings;

•	reviewing our corporate organizational structure and the dissolution of several small foreign subsidiaries, which was undertaken to streamline our foreign subsidiary reporting procedure and timing.;

•	establishment of polices and procedures to evidence and classify intercompany borrowings; and

•	the continuation of the review or our corporate organizational structure and the dissolution of small subsidiaries to streamline our foreign subsidiary reporting procedure and timing.

For the quarter ended June 30, 2005, we undertook additional corrective actions to address the material weaknesses discussed above, by:

•	implementing a new integrated accounting system for the US and four international subsidiaries, leaving the French and Italian subsidiaries on separate accounting systems; and

•	completing a formal reorganization of the accounting organization where all European staff report directly to the US corporate controller.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended June 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
04/01/05-04/30/05	0	$—	501,300	148,700
05/01/05-05/31/05	0	—	501,300	148,700
06/01/05-06/30/05	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Our 2005 annual meeting of stockholders was held on May 12, 2005.

(b) At our 2005 annual meeting of stockholders, our stockholders elected Kim Mayyasi and David A. Smith to serve as our directors until our 2008 annual meeting of stockholders and until their successors are duly elected and qualified. In addition to the directors listed above who were elected at the 2005 annual meeting of stockholders, the terms of the following directors continued after the 2005 annual meeting: Frank Cianciotta, Lowell B. Hawkinson, John A. Shane and Thomas E. Swithenbank.

(c) The matters acted upon at the 2005 annual meeting of stockholders, and the voting tabulation for each such matter, are as follows:

Proposal 1: To elect two Class III directors to the board of directors for the ensuing three years:

	Number of Votes
Nominees	For	Withheld
Kim Mayyasi	6,288,197	13,533
David A. Smith	6,273,453	28,277

Each of the above named individuals was elected as a Class III director.

Proposal 2: To ratify the selection of Vitale, Caturano & Company, Ltd. as our registered public accounting firm for the year ending December 31, 2005:

Number of Votes

For	Against	Abstain
6,294,395	3,785	3,550

The proposal was approved.

ITEM 6. Exhibits

(a) The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION (Registrant)

Dated August 10, 2005	/s/ STEPHEN D. ALLISON
Stephen D. Allison Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.