Form 10-Q/A
period 2005-06-30
GENSYM CORP
filed 2005-09-22
CIK 1005387

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

GENSYM CORPORATION

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report for the quarterly period ended June 30, 2005 to amend and restate Item 4 of Part I. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the text of the amended Item 4 is amended and restated in its entirety as set forth in this Amendment No. 1.

Item 4 of Part I of this Amendment No. 1 includes additional disclosure concerning changes to our internal control over financial reporting during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements and other financial disclosures including in our Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

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

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•	the implementation of a new integrated accounting system for our US organization and four of our international subsidiaries, which leaves only our French and Italian subsidiaries on separate accounting systems; and

•	the reorganization of our accounting organization, which, among other things, now requires all European staff to report directly to our US corporate controller.

We are continuing the process of establishing remote access for all of our bank accounts and adding our chief financial officer and chief executive officer as signatories to all of our bank accounts. We are also evaluating our review and approval process relating to customer contracts and invoices, and intend to revise the reporting and responsibility for that process.

PART II

OTHER INFORMATION

ITEM 6. Exhibits

(a) Exhibits.

Exhibit Number	Description
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 22, 2005	GENSYM CORPORATION

	By:	/s/ Stephen D. Allison
	Name:	Stephen D. Allison
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.