Form 10-Q
period 2005-09-30
GENSYM CORP
filed 2005-11-15
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐ No ☒

As of November 14, 2005 there were 7,429,548 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,996	$2,927
Accounts receivable, net of allowance for doubtful accounts of $53 at September 30, 2005 and $147 at December 31, 2004	2,374	4,014
Prepaid and other current assets	792	664

Total current assets	6,162	7,605

Property and equipment, net	709	918
Deposits and other assets	88	516

Total assets	$6,959	$9,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$526	$584
Accrued expenses	1,430	2,058
Current portion of capital lease obligations	106	193
Deferred revenue	3,782	4,202

Total current liabilities	5,844	7,037
Capital lease obligations, net of current portion	135	263
Long-term deferred revenue	98	108
Other long-term liabilities	63	—

Total liabilities	6,140	7,408

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value—Authorized 2,000,000 shares issued and outstanding—none	—	—
Common stock, $.01 par value—Authorized—20,000,000 shares issued—7,773,229 and 7,626,196 shares in 2005 and 2004 respectively Outstanding—7,424,442 and 7,261,927 shares in 2005 and 2004, respectively	78	76
Capital in excess of par value	22,123	21,982
Treasury stock—348,787 shares in 2005 and 364,269 shares in 2004, at cost	(1,301)	(1,359)
Accumulated deficit	(20,086)	(19,244)
Accumulated other comprehensive income	5	176

Total stockholders’ equity	819	1,631

Total liabilities and stockholders’ equity	$6,959	$9,039

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Product	$830	$1,607	$4,868	$5,376
Services	2,375	2,822	8,138	7,509

Total revenues	3,205	4,429	13,006	12,884

Cost of revenues:
Product	115	109	370	588
Services	995	1,319	3,427	3,049

Total cost of revenues	1,110	1,428	3,797	3,637

Gross profit	2,095	3,001	9,209	9,247

Operating expenses:
Sales and marketing	1,142	1,077	3,851	3,225
Research and development	970	822	2,988	2,568
General and administrative	979	969	3,139	2,906

Total operating expenses	3,091	2,868	9,978	8,699

Operating (loss) income	(996)	133	(769)	548
Other expense, net	(61)	(110)	(67)	(175)

(Loss) income before provision for income taxes	(1,057)	23	(836)	373
Provision for income taxes	(18)	(68)	6	(24)

Net (loss) income	$(1,039)	$91	$(842)	$397

Basic (loss) earnings per share	$(0.14)	$0.01	$(0.12)	$0.06
Diluted (loss) earnings per share	$(0.14)	$0.01	$(0.12)	$0.05
Basic weighted average common shares outstanding	7,367	7,225	7,304	7,175
Diluted weighted average common shares outstanding	7,367	8,033	7,304	7,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(842)	$397
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	418	413
Loss on disposal of equipment	3	6
Non-cash compensation	57	35
Provision for bad debt	(94)	(93)
Changes in assets and liabilities:
Accounts receivable	1,710	1,371
Prepaid expenses and other current assets	(173)	(121)
Accounts payable	(52)	431
Accrued expenses	(480)	(457)
Deposits and other assets	—	187
Deferred revenue	(404)	(1,340)
Long term debt

Net cash provided by operating activities	143	1,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(295)	(32)
Decrease in other assets	360	—

Net cash provided by (used in) investing activities	65	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(85)	(73)
Proceeds from exercise of stock options and issuance of common stock under stock plans	142	66

Net cash provided by (used in) financing activities	57	(7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(196)	77
NET INCREASE IN CASH AND CASH EQUIVALENTS	69	1,151
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,927	1,818

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,996	$2,969

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly our consolidated financial position as of September 30, 2005 and our results of operations and cash flows for the three- and nine-month periods ended September 30, 2005 and 2004. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the three-month and nine-month periods ended September 30, 2005, we incurred operating and net losses. This was in contrast to the year ended December 31, 2004 and the first six months of 2005, when we maintained operating and overall profitability. We have maintained positive cash flows for the year ended December 31, 2004 and the first nine months of 2005. Our results for the nine-month period ended September 30, 2005 included a one time charge of $119,000 taken in connection with a the termination of a corporate employee in our European offices. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to restore growth and profitability in the fourth quarter of 2005 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three- and nine-month periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(1,039)	$91	$(842)	$397
Other comprehensive (loss) income:
Foreign currency translation adjustment	10	31	(171)	61

Comprehensive (loss) income	$(1,029)	$122	$(1,013)	$458

4. Net (Loss) Income Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net (loss) income per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	7,367	7,225	7,304	7,175
Additional dilutive common stock equivalents	—	808	—	721

Diluted weighted average shares	7,367	8,033	7,304	7,896

For the three-month periods ended September 30, 2005 and 2004, options to purchase 1,649,856 and 275,109 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share. In 2005, the shares were anti-dilutive as we had a net loss for the period. In the corresponding period in 2004, the shares were anti-dilutive because the options’ exercise prices were greater than the average market price of the common stock.

For the nine-month periods ended September 30, 2005 and 2004, options to purchase 1,649,856 and 630,109 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share. In 2005, the shares were anti-dilutive as we had a net loss for the period. In the corresponding period in 2004, the shares were anti-dilutive because the options’ exercise prices were greater than the average market price of the common stock.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net (loss) income and net (loss) income per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(1,039)	$91	$(842)	$397
Stock based compensation expense under the fair value-based method	65	24	196	76

Pro forma net (loss) income	$(1,104)	$67	$(1,038)	$321
Basic (loss) earnings per share as reported	$(0.14)	$0.01	$(0.12)	$0.06
Diluted (loss) earnings per share as reported	$(0.14)	$0.01	$(0.12)	$0.05
Pro forma basic (loss) earnings per share	$(0.15)	$0.01	$(0.14)	$0.04
Pro forma diluted (loss) earnings per share	$(0.15)	$0.01	$(0.14)	$0.04

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt its provisions effective January 1, 2006. We have not yet determined the impact that adoption of this statement will have on our financial position or results of operations.

6. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
United States	45%	47%	47%	49%
Sweden	13%	10%	11%	8%
United Kingdom	6%	4%	5%	5%
France	3%	13%	3%	7%
Asia	8%	5%	7%	5%
Canada	7%	6%	7%	6%
Rest of Europe	12%	9%	15%	13%
Rest of World	6%	6%	5%	7%
	100%	100%	100%	100%

Revenues from two customer represented 11% and 12%, respectively, of total revenues for the three months ended September 30, 2005. Revenues from one customer represented 15% of total revenues for the nine months ended September 30, 2005.

The following table presents our long-lived assets, net of depreciation and amortization, as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
United States	$623	$777
Europe	86	141

Total	$709	$918

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

The following is a summary of the agreements that we have determined are within the scope of FIN No. 45:

As permitted under Delaware law, we have agreements whereby we will indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Through this comprehensive insurance plan, our liability for these agreements as of September 30, 2005 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of September 30, 2005 are immaterial.

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

In November 2005, we launched webSCOR.com, a new G2-based Web service for collaborative design of supply-chain networks, policies, and best practices. This new Web-based service enables supply-chain professionals to model and simulate alternative designs to maximize resiliency and performance across a range of operating scenarios.

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

We derive revenue from sales of and service for our products and account for such revenue in four ways:

•	Sale of product licenses – mostly one-time payment for perpetual licenses.

•	Customer support services – includes both product support and product enhancements and updates. Pricing is generally based on a percentage of the price of the product license. Service contracts, mandatory for the first year following the purchase of a product license, are typically for one-year periods. Payment is due at the commencement of each support year, but revenue is recognized over the course of the year.

•	Consulting services – provision of various billable services to customers for helping develop and install applications. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are usually accounted for on a proportional performance basis.

•	Educational services – provision of training in the use of our products, some in public classes and some in-house for customers who require a dedicated training program. These services are billed on a course-fee or day-rate basis.

We have a sales force in the United States, Europe, and the Middle East. Our sales force is focused on the generation of new business in several vertical and horizontal markets. The vertical markets include: telecommunications; government; other process manufacturing; chemical, oil, and gas; transportation; discrete manufacturing; power utilities; water utilities; and aerospace. The horizontal markets include business process management, supply chain management, and modeling and simulation.

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

The following is the breakdown of revenue by product and service revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Product license sales	26%	36%	37%	42%
Consulting and educational services	21%	22%	22%	17%
Customer support services	53%	42%	41%	41%
Total	100%	100%	100%	100%

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2004, have not changed during the nine-month period ended September 30, 2005.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUES:
Product	26%	36%	37%	42%
Services	74%	64%	63%	58%

Total revenues	100%	100%	100%	100%
COST OF REVENUES:
Product	4%	2%	3%	4%
Services	31%	30%	26%	24%

Total cost of revenues	35%	32%	29%	28%
Gross margin	65%	68%	71%	72%

OPERATING EXPENSES:
Sales and marketing	36%	24%	30%	25%
Research and development	30%	19%	23%	20%
General and administrative	30%	22%	24%	23%

Total operating expenses	96%	65%	77%	68%

Operating income	(31)%	3%	(6)%	4%
OTHER INCOME (EXPENSES), NET	(2)%	(2)%	(1)%	(1)%

(Loss) income before provision for income taxes	(33)%	1%	(7)%	3%
PROVISION FOR INCOME TAXES	(1)%	(1)%	0%	0%

Net (loss) income	(32)%	2%	(7)%	3%

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

Three-month period ended September 30, 2005

Revenues for the three-month periods ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30, (in thousands)
	2005		2004
US	$1,436	45%	$2,082	47%
International	1,769	55%	2,347	53%

	3,205		4,429

The decrease in overall revenues of $1.2 million, or 28%, between the three-months ended September 30, 2005 and the same period in 2004 was primarily attributable to the following:

(in thousands)
Decrease in license revenues	$(777)
Decrease in consulting and training revenues	(321)
Decrease in customer support services	(141)

US based revenues decreased between the two periods due to general reduction in sales activity. International based revenues decreased between the two periods primarily as a result of a decrease in European license revenues and consulting projects.

We had two customers that accounted for 11% and 12%, respectively, of revenues for the three-month period ended September 30, 2005.

Our product and service revenues for the three month periods ended September 30, 2005 and 2004 were as follows:

	Three months ended September 30, (in thousands)
	2005		2004
Product	$830	26%	$1,607	36%
Service	2,375	74%	2,822	64%

Total	3,205		4,429

Product revenues for the three months ended September 30, 2005 decreased by $0.8 million, or 48%, from the same period in 2004 due to a reduction in license bookings.

Services revenues for the three months ended September 30, 2005 decreased $0.4 million, or 16%, from the same period in 2004. This decrease was mainly attributable to a reduction in customer support services and a decrease in consulting and training orders.

Nine-month period ended September 30, 2005

Revenues for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine months ended September 30, (in thousands)
	2005		2004
US	$6,152	47%	$6,341	49%
International	6,854	53%	6,543	51%

	13,006		12,884

The increase in overall revenue of $0.1 million, or 1%, between the nine-months ended September 30, 2005 and the same period in 2004 was primarily attributable to the following:

(in thousands)
Increase in consulting and training revenue	$695
Decrease in license revenue	(508)
Decrease in customer support services	(66)

US based revenue decreased between the two periods as a result of the decrease in license sales to US based customers. International based revenue increased between the two periods in both revenue dollars and as a percentage of overall revenue as a result of increased international license and consulting sales.

We had one customer that accounted for 15% of revenue for the nine-month period ended September 30, 2005.

Our product and service revenues for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine months ended September 30, (in thousands)
	2005		2004
Product	$4,868	37%	$5,376	42%
Service	8,138	63%	7,509	58%

Total	13,006		12,884

Product revenues for the nine months ended September 30, 2005 decreased by $0.5 million, or 9%, from the same period in 2004. This decrease was attributable to lower license sales worldwide.

Services revenues for the nine months ended September 30, 2005 increased $0.6 million, or 8%, from the same period in 2004. This increase was mainly attributable to a large consulting order received through a US government prime contractor and improved consulting sales in Europe.

Cost of Revenues

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software.

Three-month period ended September 30, 2005

Costs of revenues for the three-month periods ended September 30, 2005 and 2004 were:

	Three months ended September 30, (in thousands)
	2005		2004
Product	$115	10%	$109	8%
Service	995	90%	1,319	92%

Total	1,110		1,428

Product costs increased slightly for the three month ended September 30, 2005 as compared to the same period in 2004 because production costs do not fluctuate in proportion to the decrease in license sales.

Service costs decreased $0.3 million, or 25% for the three months ended September 30, 2005 as compared to the same period in 2004. This decrease was primarily attributable to a one time previously deferred cost incurred in 2004, that was recognized in conjunction with deferred revenue that was not repeated in 2005.

Gross margin percentages for the three-month periods ended September 30, 2005 and 2004 were:

	Three months ended September 30,
	2005	2004
Product	86%	93%
Service	58%	53%
Total	65%	68%

Our gross margin on product decreased from 93% to 86% during the three-month period ended September 30, 2005 as compared to the same period in 2004. This decrease in gross margin reflects that our product expenses did not decrease while our product revenue decreased. Our product expenses do not necessarily decrease when there is a decrease in our revenues. These product costs are generally fixed labor and facility costs.

Our gross margin on service improved from 53% to 58% for the three-month period ended September 30, 2005 as compared to the same period in 2004 as a result of decrease in services sales that required subcontractor services.

Nine-month period ended September 30, 2005

Cost of revenues primarily consists of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the nine-month periods ended September 30, 2005 and 2004 were:

	Nine months ended September 30, (in thousands)
	2005		2004
Product	$370	10%	$588	16%
Service	3,427	90%	3,049	84%

Total	3,797		3,637

Product costs decreased $0.2 million for the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease was primarily due to a decrease in royalty fees as a result of a one-time large license order received from a US government prime contractor received in 2004; we did not have a similar order in 2005.

Service costs increased $0.4 million for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase was primarily attributable to the following:

(in thousands)
Increase in subcontractor to support increase in consulting sales	468
Increase in commissions due to higher sales	71
Increase in travel to support higher sales	67
Decrease in deferred expense recognized in 2004 not repeated in 2005	(238)

Gross margin percentages for the nine-month periods ended September 30, 2005 and 2004 were:

	Nine months ended September 30,
	2005	2004
Product	92%	89%
Service	58%	59%
Total	71%	72%

Our gross margin on product increased from 89% to 92% during the nine-month period ended September 30, 2005 as compared to the respective period in 2004. This increase is the result of a one time royalty fees for a large license order from the US government prime contractor received in 2004 that was not repeated in 2005.

Our gross margin on service decreased from 59% to 58% for the nine-month period ended September 30, 2005 as compared to the same period in 2004 as a result of realizing smaller margins on sales that required subcontractor services.

Operating Expenses

Three-month period ended September 30, 2005

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended September 30, 2005 were $1.1 million, an increase of $0.1 million, or 6%, from the same period in 2004. The increase was primarily attributable to the following:

(in thousands)
Increase in personnel expense, including recruiting and relocation	$50
Increase in marketing/sales programs expenses	10

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Expenditures include support of the existing G2 product line as well as the development of the new software reasoning platform, TrueManage. These expenses for the three months ended September 30, 2005 were $1.0 million, an increase of $0.1 million, or 18%, from the same period in 2004. This increase is primarily attributable to the $0.1 million increase in labor costs for additional engineering personnel.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended September 30, 2005 remained unchanged from the same period in 2004 at $1.0 million. This was primarily attributable to the following:

(in thousands)
Increase in professional fees to support corporate planning and investor relations	$84
Increase due to charge related to insurance claim reserve	67
Increase in bad debt due to reduction of allowance in 2004 not repeated in 2005	30
Decrease in personnel costs	(81)
Decrease in legal expense	(50)
Decrease in accounting expense	(25)
Decrease in board fees based on reduction in number of board members	(24)

Nine-month period ended September 30, 2005

Sales and Marketing. Sales and marketing expenses for the nine-month period ended September 30, 2005 were $3.9 million, an increase of $0.6 million, or 19%, from the same period in 2004. The increase was primarily attributable to the following:

(in thousands)
Increase in commissions as a result of new commission structure	$279
Increase in labor costs for additional marketing support including recruiting and facilities	206
Increase in marketing/sales programs and expenses	61
Increase in travel	61

Research and Development. Research and development expenses for the nine months ended September 30, 2005 were $3.0 million, an increase of $0.4 million, or 16%, from the same period in 2004. This increase was primarily attributable to the increase in labor costs for additional engineering personnel, including facilities expense of $0.4 million.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2005 were $3.1 million, an increase of $0.2 million, or 8%, from the same period in 2004. This increase was primarily attributable to the following:

(in thousands)
Increase in professional fees to support corporate planning, Sarbanes-Oxley Act compliance and investor relations	216
Increase in reserve for employee insurance claim	67
Increase due to charge related to the termination of an employee	59
Increase in bad debt as a result of large reduction in 2004 not repeated in 2005	42
Increase in travel	31
Decrease in audit fees	(102)
Decrease in recruiting expenses	(82)
Decrease in board fees due to reduction in number of board members	(29)
Decrease in legal fees	(22)

The charge taken in connection with the termination of an employee relates to the termination of a corporate employee in our European offices.

Other income (expense), net

Other expense, net consists primarily of interest income and expense, realized gains or losses on foreign exchange transactions, and translation adjustments charged to income or expense.

Three-month period ended September 30, 2005

Other expense, net for the three months ended September 30, 2005 was $58,000, compared to other expense, net of $110,000 for the same period in 2004. The decrease is primarily due to foreign exchange rate losses due to the weakening of the US dollar and the repayment of intercompany loan.

Nine-month period ended September 30, 2005

Other expense, net for the nine months ended September 30, 2005 was $67,000, compared to other expense, net of $175,000 for the same period in 2004. The increase in other expense is primarily due to the following:

(in thousands)
Exchange rate losses due to weakening US dollar	85
One time write off Swedish subsidiary in 2004	36
Bond income in 2004 not repeated in 2005	(23)

Income Taxes

Three-month period ended September 30, 2005

Our benefit from income taxes results from income tax credits in the US offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards to reduce tax obligations. Benefit from income taxes for the three months ended September 30, 2005 was $18,000, compared to $68,000 for the same period in 2004. The decrease in the tax benefit for the three months ended September 30, 2005 is primarily attributable to a one-time reduction in tax liabilities in 2004 that was not repeated in 2005.

Nine-month period ended September 30, 2005

Provision for income taxes for the nine months ended September 30, 2005 was $6,000, compared to a tax benefit of $24,000 for the same period in 2004. The increase in the tax provision for the nine months ended September 30, 2005 is primarily attributable to a one-time reduction in tax liabilities in 2004 that was not repeated in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our September 30, 2005 cash and cash equivalents were $3.0 million unchanged from September 30, 2004.

Net Cash provided by operating activities for the nine-month period ended September 30, 2005 was $143,000 compared to net cash provided by operating activities of $1,113,000 for the same period in 2004. This primarily attributable to the following:

	Nine Months Ended September 30, (in thousands)
	2005	2004
Net (loss) income	$(842)	$397
Non-cash expenses (depreciation, amortization, loss on disposal of equipment, non-cash compensation)	384	361
Accounts receivable	1,710	1,371
Prepaid expenses and other assets	(173)	(121)
Accounts payable and accrued expenses	(595)	(26)
Bond held under contract	—	—
Deferred revenue	(404)	(1,340)
Long term debt	63	—
Net cash provided by operating activities	143	1,113

Cash provided by investing activities for the nine-month period ended September 30, 2005 was $64,000 compared to cash used in investing activities of $32,000 for the same period in 2004. This was primarily attributable to the following:

	Nine Months Ended September 30, (in thousands)
	2005	2004
Purchase of property and equipment	$(295)	$(32)
Decrease in other assets	360	—
Net cash provided by (used in) investing activities	65	(32)

Cash used in financing activities for the nine-months period ended September 30, 2005 was $57,000 compared to cash used in financing activities of $7,000 for the same period in 2004. This was primarily attributable to the following:

	Nine Months Ended September 30, (in thousands)
	2005	2004
Principle payments under capital leases	$(85)	$(73)
Proceeds from exercise of stock options	142	66
Net cash provided by (used in) financing activities	57	(7)

While we reported a loss of $0.8 million for the nine-month period ended September 30, 2005, cash and cash equivalents remained unchanged between September 30, 2005 and 2004 because of an improvement of accounts receivable collections and extending vendor payment terms.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at September 30, 2005 are as follows:

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2005	$240	39
2006	367	112
2007	266	102
2008	141	13
2009	132	—
Thereafter	175	—

Total minimum lease payments	$1,321	$266
Less: Amount representing interest		25

Present value of minimum lease payments		241
Less: Current portion		106

Long-term portion of capital lease obligation		$135

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

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of September 30, 2005, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2005, 2004 or 2003. During the three months ended September 30, 2005 and 2004, respectively, we reissued 2,806 and 5,287 shares of common stock to employees and non-employee directors. During the nine months ended September 30, 2005 and 2004, respectively, we reissued 7,858 and 14,965 shares of common stock to employees and non-employee directors. As of September 30, 2005, 348,787 shares remained in treasury at a cost of $1,300,975.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In February 2005, we extended the agreement for an additional six months. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. During the three- and nine-month periods ended September 30, 2005, we paid Integration Objects a total of $18,112 and $58,136, respectively.

On April 21, 2005 we entered a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provides business development and sales consulting services to us, which services are performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities.

In September 2005, we entered into a consulting agreement, effective September 1, 2005, with Market-Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market-Partners provides business development and sales consulting services to us, which services are provided by Frank Cianciotta, who is a subcontractor for Market-Partners and was then a member of our board of directors. We agreed to pay Market-Partners $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement will be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. Either we or Market-Partners may terminate the agreement at any time after March 1, 2006, for any reason, upon specified written notice of the other party.

Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta a total of $17,699 and $43,225 for each of the three and nine-month periods ended September 30, 2005 pursuant to these consulting agreements.

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

We have a history of operating losses.

While we were profitable in 2004, we incurred operating losses for the nine month period ended September 30, 2005 and in 2003 and for three of the five years ended December 31, 2004. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002. We incurred operating losses in each of the first three quarters of 2003 but achieved profitability in the fourth quarter of 2003 and in 2004 as a whole. As of September 30, 2005, our accumulated deficit was $20.0 million. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we do achieve profitability, we cannot assure you that we can sustain profitability on a quarterly or annual basis.

We are reliant on fees from maintenance contracts and renewals of those contracts. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have become a large component of our total revenues, representing 35%, 44% and 39% of our total revenues in the years ended December 31, 2004, 2003 and 2002, respectively. For the three and nine months ended September 30, 2005, software maintenance fees represented 53% and 41%, respectively, of our total revenue. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 49%, 56% and 52% of our product revenues in years ended December 31, 2004, 2003 and 2002, respectively. For the three- and nine- months ended September 30, 2005, channel partner license fees represented 68% and 61% of our product revenue. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows or financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our quarterly operating results may vary, leading to fluctuations in trading prices of our common stock and possible liquidity problems.

We have experienced, and may experience in the future, significant quarter-to-quarter fluctuations in our operating results. There can be no assurance that revenue growth or profitable operations can be attained on a quarterly or annual basis in the future. Our sales cycle typically ranges from 6 to 12 months, and the cost of acquiring our software, building and deploying applications, and training users represents a significant expenditure for customers. Our relatively long sales cycle and high license fees, together with fixed short-term expenses, can cause significant variations in operating results from quarter to quarter, based on a relatively small variation in the timing of major orders. Factors such as the timing of new product introductions and upgrades and the timing of significant orders could contribute to this quarterly variability. In addition, we ship software products within a short period after receipt of an order and typically do not have a material backlog of unfilled orders of software products. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter. Historically, a majority of each quarter’s revenues from software licenses has come from license contracts that have been executed in the final weeks of that quarter. The revenues for a quarter may include some large orders. If the timing of any of these large orders is delayed, it could result in a substantial reduction in revenues for that quarter. Our expense levels are based in part on expectations of future revenue levels. A shortfall in expected revenues could therefore result in a disproportionate decrease in our results of operations, cash flows, and financial position.

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

Our international revenues represented 50%, 54%, and 57% of our total revenues for years ended December 31, 2004, 2003, and 2002, respectively. For the three- and nine- months ended September 30, 2005, international revenues represented 55% and 53% of our total revenue. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. The international portion of our business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in localizing products and translating documentation into local languages, fluctuations in the value of international currencies, fluctuating import/export duties and quotas, and unexpected regulatory, economic, or political changes in international markets. There can be no assurance that these factors will not adversely affect our business, results of operations, cash flows, and financial position.

Our software is complex and may contain undetected errors. Such errors could cause costly delays in product introduction or require costly software design modifications.

Complex software products such as those that we offer may contain unintended errors or failures commonly referred to as “bugs.” There can be no assurance that, despite significant testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Although we have not experienced material adverse effects resulting from any such errors or defects to date, there can be no assurance that errors or defects will not be discovered in the future that could cause delays in product introduction and shipments or require design modifications that could adversely affect our business, results of operations, cash flows, and financial position.

Our business may suffer if we fail to remain competitive with other companies offering similar products and services.

A number of companies offer products that include rule engine capabilities or that perform certain functions of G2 for specific applications. In all of our markets, there is competition from “point solutions,” real-time and rule engine products, and internally developed software. There are commercially available software development tools that software application developers or potential customers could use to build software that has functionality similar to our products.

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

Companies offering competitive rule engine products include Fair Isaac, ILOG, and Computer Associates. Certain companies, such as Micromuse and Aspen Technology, sell “point solutions” that compete with operations management applications based on G2 with respect to specific applications or uses. Several companies, including ILOG, Pavilion, and System Management Arts, offer operations management products with limited real-time, expert system, or fault isolation capabilities, but at lower price points than those provided by us. Certain competitors in this category have greater financial and other resources than we do and might introduce new or improved products to compete with G2, possibly at lower prices.

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

Managing our international operations is complex and our failure to do so successfully or in a cost-effective manner would have a material adverse effect on our business, operating results and financial condition

International sales accounted for 50%, 54% and 57% of our total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. For the three- and nine- months ended September 30, 2005, international revenues represented 55% and 53% of our total revenue. Our international operations require significant management attention and financial resources.

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

The stock market has recently experienced extreme price and volume fluctuations. These fluctuations have particularly affected the market price of many software companies, often without regard to their operating performance. These factors may have a material adverse effect on our future stock prices and, consequently, on our business, operating results and financial condition.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with us. In December 2004, the Financial Accounting Standards Board issued a final standard that will require us to record a charge to earnings for the fair value employee stock option grants. Originally, this standard was to be effective for periods beginning after June 15, 2005. However, in April 2005, the Financial Accounting Standards Board changed the implementation date for the new standard to the beginning of a company’s next fiscal year that begins after June 15, 2005. This means that the new standard will be effective for us beginning in 2006. We could adopt the standard in one of two ways the modified prospective transition method or the modified retrospective transition method, and we have not concluded how we will adopt the new standard. In addition, regulations implemented by the NASDAQ National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees if we comply with such regulations. We will, as a result of these changes, incur increased compensation costs, which could be material and we may change our equity compensation strategy or find it difficult to attract, retain and motivate employees.

Provisions in our corporate documents and Delaware law could delay or prevent a change of control of our company, even if that change would be beneficial to our stockholders.

Our certificate of incorporation and bylaws contain provisions that may make a change of control of our company difficult, even if it would be beneficial to our stockholders, including provisions governing the classification, nomination and removal of directors, prohibiting stockholder action by written consent and regulating the ability of our stockholders to bring matters for action before annual stockholder meetings, and the authorization given to our board of directors to issue and set the terms of preferred stock.

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

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At September 30, 2005, substantially all of our funds were in demand deposit accounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Beginning in the quarter ended September 30, 2003 we took a number of corrective actions to address the material weaknesses discussed above, including:

•	engaging, on a part time basis, a consultant who had served our company in a similar capacity in the past to perform the chief financial officer function until a permanent chief financial officer was hired;

•	initiating a search in the third quarter of 2003 for a new permanent chief financial officer that resulted in Stephen D. Allison, who has more than 25 years of finance experience with private and public companies, including 15 years of service as chief financial officer and vice president of finance, joining us in March 2004;

•	engaging a full-time contract accounting professional to supplement our accounting and financial reporting resources;

•	hiring a new senior corporate controller with extensive software industry experience;

•	reviewing and upgrading the sub-contracted accounting support provided to our subsidiaries;

•	consolidating reporting and responsibility for reviews of information, including foreign currency translations, from our subsidiaries to our corporate headquarters;

•	adding our chief financial officer as a signatory to most of our bank accounts;

•	reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority;

•	implementing formal and documented closing procedures, which, among other things, require supervisory approval of certain journal entries based on a predefined criteria and the review and approval of all adjusting journal entries, contemporaneous accounting issue resolution, a ‘hard’ close at the end of every month and a reorganization of our subsidiary reporting procedure and timing;

•	purchasing a new Epicor accounting system, which will bring all of our foreign subsidiaries onto the same accounting system, to replace our old Oracle accounting system and implementing the system for the US and four international subsidiaries, leaving the French and Italian subsidiaries on separate accounting systems;

•	engaging Bridgemark, a division of BDO Seidman, LLP, to assist us with compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations;

•	evaluating our intercompany borrowing arrangements and establishment of policies and procedures to evidence and classify intercompany borrowings;

•	reviewing our corporate organizational structure and the dissolution of several small foreign subsidiaries, which was undertaken to streamline our foreign subsidiary reporting procedure and timing;

•	establishment of polices and procedures to evidence and classify intercompany borrowings;

•	the continuation of the review or our corporate organizational structure and the dissolution of small subsidiaries to streamline our foreign subsidiary reporting procedure and timing; and

•	completing a formal reorganization of the accounting organization where all European staff report directly to the US corporate controller.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2005, we received notification from a court in the Netherlands of a judgment against Gensym in the amount of $119,000 in connection with the termination of a corporate employee in our European offices.

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the company during the quarter ended September 30, 2005 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
07/01/05-07/31/05	0	$—	501,300	148,700
08/01/05-08/31/05	0	—	501,300	148,700
09/01/05-09/30/05	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

(3)	We do not anticipate making further purchases under this Program.

ITEM 5.	Other Information

On September 30, 2005, we entered into a consulting agreement, effective September 1, 2005, with Market-Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market-Partners provides business development and sales consulting services to us, which services are provided by Frank Cianciotta, who is a subcontractor for Market-Partners and was then a member of our board of directors. We agreed to pay Market-Partners $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement will be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. Either we or Market-Partners may terminate the agreement at any time after March 1, 2006, for any reason, upon specified written notice of the other party.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description

10.1	Agreement, effective September 1, 2005, by and between Gensym Corporation and Market-Partners, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION (Registrant)

Dated: November 14, 2005	/s/ STEPHEN D. ALLISON
Stephen D. Allison
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Agreement, effective September 1, 2005 by and between Gensym Corporation and Market-Partners, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.