Form 10-K
period 2005-12-31
GENSYM CORP
filed 2006-03-24
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2005, of $15,584,322.

As of March 24, 2005 there were 7,447,153 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GENSYM CORPORATION

PART I

ITEM 1.    BUSINESS.

General

We are a provider of rule engine software and services for mission-critical solutions that support and automate decisions in real time. Our flagship G2 software applies real-time rule technology to information in order to optimize operations and detect, diagnose and resolve costly problems. With applications based on G2, organizations in manufacturing, utilities, communications, transportation, aerospace, finance and government increase the agility of their business operations and achieve greater levels of performance.

Our products apply rule-logic in real time to enable organizations to make better operational decisions. Benefits derived from the use of our products include:

•	greater agility in responding to changing business conditions;

•	increased production capacities;

•	reduced consumption of energy, materials and resources;

•	avoidance of capital expenditures;

•	waste reduction;

•	higher levels of product and service quality; and

•	avoidance of costly operational disruptions and shutdowns.

Our key product is G2, a mature and robust software platform that underlies all of our other products. We released our most recent version of G2, version 8.2, in December 2005. The version 8.2 release represents another significant advance in our next generation of G2, where we have been investing heavily since 2002. Version 8.2 of G2 delivers a comprehensive and unified foundation for a wide range of reasoning-driven products and solutions available from us and our partners. The release offers a unified framework of reasoning building blocks including natural language rules, procedures, object modeling, simulation, business process and workflow execution, graphical diagnostics, message handling, data processing, integration, Web technology and many developer productivity tools. The release also expands G2’s capabilities for business process and workflow execution, rules, integration and user interface.

We offer a number of products that use G2 as a platform. These products enable customers to implement certain types of applications more quickly and economically by providing domain-specific functionality.

Our current products are:

Product	Application
G2	Real-time, rule engine platform for optimizing operations and detecting, diagnosing and responding to problems in real time.

G2 NeurOn-Line®	Online, rule-driven neural-network models that predict, control and optimize complex non-linear processes.

G2 Optegrity™	Abnormal condition management for process manufacturing plants.

G2 Integrity	Expert fault management of voice and data networks.

G2 ReThink®	Management of the business process life cycle through rule-driven simulation and online automation.

G2 e-SCOR	Simulation and analysis of supply-chain designs, policies and practices.

We have a professional services group that can be engaged by our customers to develop applications or to assist in the development of applications. However, many of our customers, particularly our partners, build their own applications. We also offer courses to train customers in the use of our products.

We derive revenue from sales of and service for our products and account for such revenue in four ways:

•	Sale of product licenses—mostly one-time payment for perpetual licenses.

•	Customer support services—includes both product support and product enhancements and updates. Pricing is generally based on a percentage of the price of the product license. Service contracts, mandatory for the first year following the purchase of a product license, are typically for one-year periods. Payment is due at the commencement of each support year, but revenue is recognized over the course of the year.

•	Consulting services—various billable services to customers for helping develop and install applications. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are usually accounted for using a proportional performance model.

•	Educational services—training in the use of our products, some in public classes and some in-house for customers who require a dedicated training program. These services are billed on a course-fee or day-rate basis.

We have a sales force in the United States, Europe and the Middle East. Our sales force is focused on the generation of new business in several vertical and horizontal markets. The vertical markets include: chemical, oil and gas; other process manufacturing; discrete manufacturing; power utilities; water utilities; telecommunications; government; transportation; and aerospace. The horizontal markets include business process management, supply chain management, and modeling and simulation.

Our sales activities have historically involved a combination of direct sales to end users and indirect sales through partners. We have an indirect channel strategy for our sales force that places its primary focus on development of new business through indirect channels. In addition, our sales force supports the current and future needs of our existing end user customers. As part of the execution of our indirect channel strategy, we have introduced new indirect channel programs designed to improve our ability to attract new partners and to support existing partners, who pursue business based on our products across our target vertical markets. Channel partners are also able to provide development, support and training services to our customers. We have channel partners in North and South America, Europe, the Middle East, Africa and the Asian-Pacific region.

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

G2

G2, our core technology, is a comprehensive, object-oriented environment for rapidly building and deploying mission-critical, rule-engine applications that help improve complex business operations in real time. G2 applications apply knowledge that combines the experience of operations personnel with analytical models constructed by engineers and business professionals, as well as past and real-time data, in order to reach conclusions, provide advice, and take automated actions in a timely fashion. G2 can pursue multiple lines of reasoning based on this knowledge and can consider multiple problems concurrently. It can maintain records of historical data and results of its reasoning, which is important for ongoing, real-time management of operations.

It also incorporates a broad array of integrated technologies that enable application developers to implement object-oriented, rule-based applications without the need for conventional computer programming.

G2 enables an application developer to express rule logic through objects, rules, models and procedures using structured natural language and graphical languages so that the logic can be readily understood and modified. The G2 development environment enables a developer to test an application using simulated data and to view the results graphically. In this way, an application can be tested under various scenarios before deployment. Application changes in G2 are immediate and interactive, with no stopping for code compilation, to facilitate application improvements during prototyping, during development, and even while in deployment. Using G2’s ability to support rapid application development, a developer can show a dynamic, graphically animated prototype of an application to an end user at an early stage, often within a few days.

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

Applications built on G2 are portable and can operate across a number of computer operating systems, so that solutions can be deployed on a wide range of platforms and later migrated to other computers and operating systems. G2 currently runs on PCs running Windows® NT/2000/2003/XP and on workstations from Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under the Windows, UNIX® and Linux® operating systems.

G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, G2 components, such as Telewindows and G2 WebLink, enable multiple end users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PCs running Windows.

In May 2005, we added support in G2 version 8.1 for the widely adopted Business Process Execution Language standard, or BPEL, which enables the rapid creation and real-time execution of rule-driven business processes. G2 8.1 included several major new capabilities to enhance usability for end users and increase productivity for application builders such as 2D and 3D graphing options and interactive debugging features.

In December 2005, we released G2 version 8.2, which unifies the technology foundation for reasoning-driven products and solutions available from Gensym and our partners. Version 8.2 of G2 offers reasoning building blocks that include natural language rules, procedures, object modeling, simulation, business process and workflow execution, graphical diagnostics, message handling, data processing, integration, Web technology, and many developer productivity tools. The release also expanded G2’s capabilities for business process and workflow execution, rules, integration, and user interface. We are planning releases of updated versions of our G2 based products using G2 version 8.2 for 2006.

G2 NeurOn-Line

G2 NeurOn-Line is a G2-based software product that enables non-programmers who have little or no experience with neural networks to take advantage of this technology, particularly for online, dynamic applications involving prediction of manufacturing process conditions. G2 NeurOn-Line can identify and generate models of the physical behavior of processes and of relationships among process variables, when given a sufficient set of data. These models can then be used online to compare process behavior with the model’s prediction, and thus to control the process. Applications in G2 NeurOn-Line are built graphically by selecting objects from menus, connecting them, and entering attribute and control information. Bundled with G2 NeurOn-Line is NeurOn-Line Studio, which is a Windows desktop tool for off-line analysis, modeling and design optimization of processes, based on data from a data historian or spreadsheet data arrays. To make the tool easy for process engineers to use, many technical decisions such as selection of relevant inputs, time delays and network architecture are automated. Once a model has been built for a process, NeurOn-Line Studio enables users to discover more profitable ways to run that process through simulation and optimization. NeurOn-Line Studio models can be deployed either in a G2 environment or as Microsoft ActiveX objects in embedded Windows applications.

We are planning a new release of G2 NeurOn-Line, based on G2 version 8.2, in 2006.

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

Included with G2 Optegrity are Intelligent Objects, which are G2-based software objects that proactively detect problematic conditions in specific types of production equipment, including furnaces, compressors, treaters, distillation columns, exchangers, pumps, sensors, controllers, valves, tanks and vessels. Intelligent Objects encapsulate expert knowledge about efficient and safe operation of these equipment types. Intelligent Objects are highly configurable and can save time and cut effort in building and maintaining G2 Optegrity applications.

We are testing a new release of G2 Optegrity, based on G2 version 8.2 that is currently scheduled for release during the first half of 2006.

G2 Integrity

G2 Integrity is an integrated G2-based software product for intelligently managing faults and service levels in voice and data networks. G2 Integrity maintains continuous availability by detecting, diagnosing and correcting problems before they adversely impact services, helping users lower operating costs and improve service quality. Network service providers, network management companies, telecommunications equipment manufacturers and end-user corporations use G2 Integrity to manage the performance of many different types of networks. G2 Integrity can interoperate with a number of other network management programs, such as HP OpenView and IBM Tivoli and can provide intelligent operations support that addresses today’s complex communications operations problems. With G2 Integrity, users have an enhanced ability to satisfy service-level agreements, to manage growth in a cost-effective manner, to minimize the risks of implementing new services and technologies and to gain competitive advantage. Key functional uses include early detection of network problems, alarm/message/event filtering, alarm correlation across disparate platforms, root cause analysis, anticipating effects of network failures and recommending and/or automating appropriate corrective actions.

We are planning a new release of G2 Integrity, based on G2 version 8.2, for 2006.

G2 ReThink

G2 ReThink is a software platform for graphical simulation, analysis and automation of business processes. As a simulation and analysis tool, G2 ReThink enables users to model their current business operations. Users can define key performance metrics and determine how business operations measure up against those metrics. From a model, users can simulate and analyze business process and policy alternatives. Unlike other simulation tools, G2 ReThink can deploy models and rules to monitor and automate the execution of business processes.

G2 ReThink applications can monitor business processes in real time, alerting operations personnel to potential problems as they occur. By automating the online execution of business processes, G2 ReThink can help achieve sustained performance.

We are testing a new release of G2 ReThink, based on G2 version 8.2, that is currently scheduled for release during the first half of 2006.

G2 e-SCOR

G2 e-SCOR is a G2-based product for supporting supply-chain design and policy decisions. Based on the Supply Chain Council’s SCOR standard, G2 e-SCOR drives strategic decisions by evaluating and comparing alternative supply-chain designs and management strategies. With G2 e-SCOR, users can simulate various configurations, test the resilience of a supply-chain configuration and identify the service levels required for each member of a supply-chain network. It can help identify the weak links and areas for improvement within a supply chain. G2 e-SCOR is highly flexible and is ideal for performing “what-if” analyses.

We are planning a new version of G2 e-SCOR, based on G2 version 8.2, for release during 2006.

Target Markets and Customers

Our customers include end users, value-added resellers, systems integrators and original equipment manufacturers. Many of the largest industrial corporations in the world are our customers. For example, in the manufacturing sector, customers include firms such as ABB, Dow Chemical, DuPont, El Paso Energy, Emerson, Exxon Mobil, Hewlett-Packard, Hitachi, Invensys, Lafarge, Siemens, Shell, Toyota and Yamatake. In the government sector, our customers include the U.S. Department of Defense, Department of Energy, Mitre and NASA. In the telecommunications sector, our customers include Computer Sciences Corporation, Ericsson, Motorola, Nokia and Pivetal.

Manufacturing has been a key area of expertise since our founding in 1986. We target manufacturers who seek to manage complex processes in order to improve product quality, increase the availability of production systems and enhance the safe operation of their facilities. Working with our network of partners and through our own consulting organization, our customers deploy custom applications based on our products.

Our sales force operates across markets servicing both end users and partners. In January 2005, we launched new indirect channel programs and increased the focus of our sales force on growing new business through our indirect channel partners. Our new indirect programs are designed to leverage the market presence, domain knowledge and project experience of our partners. At the same time, our sales force will continue to directly support the current and future needs of our existing base of end users.

Sales and Marketing

We employ both a direct sales force and select channel partners to bring our products and services to end users.

We have sales offices in the U.S., Europe, and the Middle East, and channel partners worldwide. In 2005, 2004 and 2003 we received 55%, 50% and 54% of our total revenues, respectively, from international operations. Our domestic and international sales as a percentage of total revenues in 2005, 2004 and 2003 were as follows:

	2005	2004	2003
United States	45%	50%	46%
United Kingdom	6	5	8
Rest of Europe	25	27	27
Sweden	10	7	2
Other	14	18	19

	100%	100%	100%

Our direct sales force is focused on generation of new business in the chemical, oil and gas, government and water utility vertical markets. Because the sales cycle can be fairly protracted (typically six to twelve months) and because industry knowledge is a key requirement for making a successful sale, we primarily sell through our network of channel partners, who have a presence in particular vertical markets.

Our channel partners sell into all of our vertical markets and are the primary channel for development of new business in all markets. Our channel partners, who include systems integrators, original equipment manufacturers and value-added resellers, are selected for their capability to provide end users with focused application solutions built on G2 and our G2-based products. These channel partners currently include organizations such as ABB, Ericsson, Invensys, SGS MinnovEx, Nokia and Siemens. Our direct sales efforts and our channel partners generated the following percentages of product revenues for 2005, 2004 and 2003.

	2005	2004	2003
Direct sales force	38%	51%	44%
Channel partners	62	49	56

	100%	100%	100%

As part of our pre-sales process, our consultants might perform demonstrations at customer sites and assist customers in evaluating their technical requirements, in determining projected return on investment and in implementing our technology. We host seminars and workshops at our larger offices and via the Web to demonstrate our products. We also offer basic and advanced training courses that teach prospective and new customers how to build and deploy applications using our software.

We market our products in the Asia-Pacific region, South America and certain other regions through distributors. These distributors have technical competence in the application of G2 and G2-based products, market these products, provide local training and support assistance to customers, translate documentation, help localize software and provide systems integration services.

Our marketing personnel engage in a variety of activities, including lead generation, in-person and Web-based seminars, trade shows, public relations, direct marketing, advertising and promotion of customer applications for publication in industry magazines and journals.

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

Consulting and Implementation Services.    We offer a variety of application engineering and consulting services on a fee-for-service basis. We have expertise in applying our software in a variety of areas, including network and systems management, manufacturing process management, process design, modeling and simulation, water treatment, logistics, transportation and finance. A key mission of our consulting staff is to assist end users and partners in the successful development and deployment of intelligent systems applications based on G2 and our other products.

Education Services.    We offer a progressive series of introductory, intermediate and advanced training courses for customers, partners and potential users of our products. The courses are taught at our corporate headquarters in Burlington, Massachusetts, at our worldwide sales offices and at customer locations. Many of our customers attend one to three weeks of training and implement their applications using the development features of our software. We offer a regular schedule of courses in our offices in North America and Europe and special on-site training courses are offered around the world on an as-needed basis. Direct application-engineering services are available to support our end users and marketing partners on an international basis.

Customer Support Services.    We offer optional levels of customer service that include software updates, bulletin board access, various levels of telephone support, membership in the Gensym User Society and access to HelpLink, our workflow-enabled Web application that greatly facilitates the interaction between our customers and ourselves and also serves as a knowledge database for recording solutions to past problems. Available service level options are priced differently and are selected by customers in accordance with their service needs. The highest level of customer service support includes 24x7 callback service. A maintenance contract is mandatory for the first year after purchase and may be renewed in subsequent years. We typically charge a percentage of license fees for customer service. We have service centers in North America and Europe. Local marketing partners provide components of customer service in the Asia-Pacific region and other areas of the world.

We have a user group, the Gensym User Society, which we manage. This organization consists of worldwide users of our software who have current maintenance contracts. An important function of the user group is to provide us with feedback from advanced users in regards to product performance and desired product enhancements. GUS 2006, a worldwide meeting of the Gensym User Society, was held in Houston, Texas in March 2006.

Research and Development

We believe that future license sales and ongoing renewal of our service and support contracts depend upon our ability to regularly enhance our existing products, as well as to develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of our customers.

We typically develop new products and enhancements to existing products in response to market analyses and feedback from customers obtained by our customer support and consulting personnel. In addition we take new product initiatives to address targeted markets and industry standards. In May 2005, we released G2 version 8.1, which added support for the widely adopted Business Process Execution Language standard, or BPEL. BPEL enables the rapid creation and real-time execution of rule-driven business processes. In December 2005, we released G2 version 8.2, which offers a unified foundation of reason technology building blocks. Both of these releases extended the next generation capabilities we introduced with the 2004 release of G2 version 8.0.

In 2005, approximately 30% of our operating expense was committed to research and development and we expect continuing investment in this area. While we expect that certain new products will be developed internally, we may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants.

Our research and development expenses were as follows for the years ended 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Research & Development Expense	$3,903	$3,289	$3,303

During 2005 we continued developing a new reasoning platform called TrueManage™ and an application based on TrueManage, named LifeVisor™, for use on portable consumer devices, including cell phones and personal digital assistants (PDAs). However, in January 2006 we concluded that the market for this platform and application was not sufficiently developed, and as a result decided to discontinue further development of the platform and application.

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

In the rule engine market, our G2 product competes with other established rule engine products including Fair Isaac’s Blaze product, ILOG’s Rules product and Computer Associates’ Aion product. We believe that G2 differentiates itself from these and other rule engine products by its ability to apply rule logic in real time and by its ability to holistically integrate business process modeling, simulation and rules. G2 addresses what we view as one of the most difficult challenges in rules processing—the ability to optimally process large numbers of transactions using complex decision logic in real time. G2 is designed to meet this challenge with scalability and to enable agile responses to changing operating conditions by allowing users to easily make ‘on-the-fly’ updates to the decision logic. We believe that there is a growing need in the rule engine market for these capabilities.

In the manufacturing market, a number of software companies offer products that perform certain functions of G2 for specific applications. We believe that our products offer, in a single, seamlessly integrated manner, the most comprehensive set of software technologies available upon which to successfully build a broad range of rule-driven management solutions. Competition in these manufacturing markets includes point solutions that resolve specific problems, real-time and expert system products and traditional providers of custom programming services. For example, companies such as Aspen Technology and Pavilion sell solutions that compete with our products with respect to specific applications or uses. A rule-driven system based on point solutions, however, requires the integration of various software packages from different vendors and is often difficult to maintain. Although our competitors’ systems may sometimes offer faster initial implementation, we believe that these systems do not provide the capabilities and flexibility needed to satisfy the changing requirements of a dynamic and complex operating environment. Point solutions may also fail to provide the extensibility to add rule logic and other reasoning technologies, such as neural networks.

We and our partners face competition in the network management market from a number of companies, including Micromuse now owned by IBM and System Management Arts (SMARTS) now owned by EMC Corporation. Both of these companies offer products that differ from our products in a variety of ways. Customers tend to select products based on the particular features and overall management approach to network availability each vendor delivers.

The principal competitive factors in all of the markets in which we compete are functionality, ease of use, price, distribution capabilities, quality, performance, customer references, customer support and availability of application software implementation services. We believe we perform favorably with respect to each of these factors. In order to maintain our competitive position, we must continue to enhance our existing products and introduce new products that meet evolving customer requirements. There is no assurance that our market position or competitive advantages will continue.

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

Gensym®, G2®, NeurOn-Line®, ReThink®, G2 Real-Time Expert Systems® and Telewindows® are our registered trademarks. The Gensym logo, Intelligent Objects, Optegrity, Integrity and Symcure are our trademarks. We have filed applications to register Gensym, G2 and NeurOn-Line in certain foreign jurisdictions. In addition, we have an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

Backlog

We ship software products within a short period after receipt of a customer purchase order and typically do not have a material backlog of unfilled orders of software products at any point in time. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

Employees

As of December 31, 2005, we had 82 employees, including employees in the following functional areas:

Sales & Marketing	15
Product Development	24
Consulting Services	15
Customer Support, Production & Licensing, Educational Services	12
General & Administrative	16

Total Employees	82

Of these employees, 63 were located in the United States and 19 were located in foreign countries. None of our employees are represented by a labor union and we believe that our employee relations are good.

ITEM 1A.    RISK FACTORS.

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

We have a history of operating losses, and we may not be profitable.

We incurred operating losses for 2005 and for three of the five years ended December 31, 2005. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002. We incurred operating losses in each of the first three quarters of 2003 but achieved profitability in the fourth quarter of 2003, and for each quarter of 2004. We were profitable for the first, second and fourth quarters of 2005 and had an operating loss for the third quarter of 2005 that caused us to incur an operating loss for 2005. As of December 31, 2005, our accumulated deficit was $19.9 million. Our ability to achieve and maintain profitability is dependent on continued revenue from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we do achieve profitability, we cannot assure you that we can sustain profitability on a quarterly or annual basis.

We are increasingly reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenue, as renewed software maintenance fees have represented 33%, 35% and 44% of our total revenues in the years ended December 31, 2005, 2004 and 2003, respectively. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 62%, 49% and 56% of our product revenues in years ended December 31, 2005, 2004 and 2003, respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Many of our customers have significant investments in their existing solutions and have the resources necessary to enhance existing products and to develop future products. These customers may develop and incorporate competing technologies into their systems or may outsource responsibility for such systems to others who do not use our products. There is no assurance that we can successfully persuade development personnel within these customers’ organizations to use G2-based products that can cost-effectively compete with their internally developed products. Thus there could be a reduction in the need for our products and services that may limit our future opportunities.

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

Our international revenues represented 55%, 50%, and 54% of our total revenues for years ended December 31, 2005, 2004, and 2003, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

There are certain risks inherent in our international business activities including:

•	changes in foreign currency exchange rates;

•	unexpected changes in politics and regulatory requirements;

•	tariffs and other trade barriers;

•	costs of localizing products for foreign countries;

•	lack of acceptance of products in foreign countries;

•	longer accounts receivable payment cycles;

•	difficulties in building and managing international operations;

•	tax issues, including restrictions on repatriating earnings;

•	weaker intellectual property protection in other countries;

•	economic weakness or currency related crises that may arise in different countries or geographic regions; and

•	the burden of complying with a wide variety of foreign laws.

These factors may have a material adverse effect on our future international sales and, consequently, on our business, results of operations, cash flows, or financial position

We rely heavily on revenues from our G2 and G2-based products. If demand for the G2 product declines, our revenues may be adversely affected.

Substantially all of our license revenues are derived from G2, a customizable object-oriented development and deployment platform for building expert operations management systems, and from software application products based on G2 and other core technologies. Accordingly, our business and financial results are substantially dependent upon the continued customer acceptance and deployment of G2 and our other products. The timing of major G2 releases may affect the timing of purchases of our products. We have introduced several G2-based products for building applications and may develop others. We believe that market acceptance of these products will be important to our future growth. There can be no assurance that such products will achieve market acceptance or that new products will be successfully developed.

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

We developed a pre-release version of a new software reasoning platform, TrueManage, designed for handheld computing devices and targeted at application markets not currently addressed by our G2 and G2-based products. We have also prototyped a TrueManage application product called LifeVisor, a cell phone device for self-management of chronic conditions such as diabetes and obesity. Development of TrueManage and LifeVisor is complex, requiring specialized technical expertise. The targeted handheld computing markets experiences rapid advancements in related technologies and applications. Our strategy was to distribute these products, particularly LifeVisor, through other companies that have significantly larger presence and scale in the targeted markets than we do. We found that it would require significant funding to develop, launch, and build distribution channels for TrueManage and LifeVisor and have therefore suspended development. There can be no assurance that we will be able to successfully complete the development of TrueManage and LifeVisor in the future. Our ability to use the is technology and realize a return on this investment may be limited.

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

The stock market has recently experienced price and volume fluctuations. These fluctuations have particularly affected the market price of many software companies, often without regard to their operating performance.

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

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention. In particular, our efforts to comply with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources, and we expect our compliance efforts to require the continued commitment of significant resources. Additionally, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed, and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our business and the market price of our stock.

Our common stock is quoted on the OTC Bulletin Board, which limits the liquidity and could negatively affect the value of our common stock.

Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange, such as the American Stock Exchange, or an automated quotation system, such as the NASDAQ National or SmallCap Market.

Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. There is currently a limited volume of trading in our common stock, and on some days there has been no trading activity at all. We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

Additionally, because our common stock is listed on the OTC Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

Because we rely heavily upon proprietary technology, our business could be adversely affected if we are unable to protect our proprietary technology or if third parties successfully assert infringement claims against us.

Our success is heavily dependent upon our proprietary technology. We rely upon a combination of trade secret, contract, copyright, patent, and trademark law to protect our proprietary rights in our products and technology. We enter into confidentiality and/or license agreements with our employees, contractors, third-party resellers, and end users and limit access to and distribution of our software, documentation, and other proprietary information. In addition, we have placed technical inhibitors in our software that prevent such software from running on unauthorized computers. However, effective patent, copyright, and trade secret protection may not be available in every country in which our products are distributed. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of our technology by third parties, or that third parties will not be able to develop similar technology independently. In addition, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful.

Provisions in our corporate documents and Delaware law could delay or prevent a change of control of the company, even if that change would be beneficial to our stockholders.

Our certificate of incorporation and bylaws contain provisions that may make a change of control of the company difficult, even if it would be beneficial to our stockholders, including provisions governing the classification, nomination and removal of directors, prohibiting stockholder action by written consent, regulating the ability of our stockholders to bring matters for action before annual stockholder meetings, and the authorization given to our board of directors to issue and set the terms of preferred stock.

In addition, we have a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in our company without advance approval of our board of directors, and Section 203 of the Delaware General Corporation Law would impose restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

ITEM 2.    PROPERTIES.

At December 31, 2005, our headquarters and principal operations were located in a leased facility with 27,250 square feet in Burlington, Massachusetts. The lease on the Burlington facility was due to expire on January 31, 2006. On December 20, 2005, the lease was extended to a new expiration date of March 31, 2011. In addition, we reduced the leased space to 16,928 square feet effective February 1, 2006. In addition to rental expenses, we must also pay an allocated portion of operating expenses and taxes each year. We also lease sales office space in the metropolitan areas of several cities throughout North America, as well as France, Italy, The Netherlands and Tunisia. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as required.

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

2005	High	Low
First quarter	$4.40	$3.11
Second quarter	$4.81	$3.25
Third quarter	$3.65	$2.34
Fourth quarter	$2.20	$1.50

2004	High	Low
First quarter	$1.24	$0.81
Second quarter	$1.75	$1.40
Third quarter	$3.00	$1.52
Fourth quarter	$4.30	$2.60

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

There were approximately 117 holders of record of our common stock as of March 6, 2006. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

We have not sold any unregistered securities in the last three years.

Information with respect to securities authorized for issuance under our equity compensation plans will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data are derived from our audited consolidated financial statements. When you read this selected financial data, it is important that you also read our Management’s Discussion & Analysis of Financial Conditions and Results of Operations and our historical consolidated financial statements and related notes included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Operations Data:
Revenues:
Product	$6,938	$7,344	$4,728	$6,473	$6,302
Services	10,727	10,277	9,895	10,978	13,879

Total revenues	17,665	17,621	14,623	17,451	20,181

Cost of revenues
Product	525	707	707	787	969
Services	4,561	4,192	3,093	2,800	3,765

Total cost of revenue	5,086	4,899	3,800	3,587	4,734

Gross profit	12,579	12,722	10,823	13,864	15,447

Operating expenses:
Sales and marketing	5,406	4,619	5,580	5,300	8,865
Research and development	3,903	3,289	3,303	3,217	4,999
General and administrative	3,879	3,935	3,708	3,405	4,390
Restructuring charge (1)	—	—	216	—	2,559

Total operating expenses	13,188	11,843	12,807	11,922	20,813

Operating (loss) income	(609)	879	(1,984)	1,942	(5,366)
Other (loss) income net (2)	(43)	37	245	(162)	1,903

(Loss) Income before provision for income taxes	(652)	916	(1,739)	1,780	(3,463)
Provision for income taxes	11	22	44	136	286

Net (loss) income	$(663)	$894	$(1,783)	$1,644	$(3,749)

Basic (loss) earnings per share	$(0.09)	$0.12	$(0.26)	$0.24	$(0.57)
Diluted (loss) earnings per share	$(0.09)	$0.11	$(0.26)	$0.23	$(0.57)
Basic weighted average common shares outstanding	7,335	7,196	6,964	6,715	6,531
Diluted weighted average common shares outstanding	7,335	8,041	6,964	7,042	6,531

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,176	$2,927	$1,818	$3,884	$1,967
Other long-term liabilities	179	263	41	70	27
Long-term deferred revenue	206	108	150	336	—
Working capital (deficit)	603	568	(738)	561	(2,439)
Total assets	8,251	9,039	8,286	10,323	9,932
Total stockholders’ equity (deficit)	997	1,631	652	2,030	(436)

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.
(2)	In 2001, we recorded a gain of $2,000,000 on the sale of our NetCure business.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate”, “believe”, “estimate”, ‘expect”, “intend” and similar expressions, as they relate to us or our management identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below under the caption “Factors Affecting Future Operating Results.” Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. While we may elect to update forward looking statements in the future, we undertake no obligation to update or revise any forward-looking statements.

Business Overview

We were incorporated in Delaware in 1986 to develop and sell software products for operations management applications that are based on rule-driven, real-time logic. Our flagship product has been and continues to be, G2, which applies the rule-based knowledge of human experts to support and automate decisions that optimize operations and that detect, diagnose and resolve costly problems. We have also developed a number of market-specific products using G2 as a platform. Since our inception, we have sold over 18,000 licenses to customers in a variety of industries.

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality and ability to integrate with a wide variety of industry-standard products and protocols. We released a major version of G2, version 8.0, in June 2004, which constituted a generational advance in our product. During 2005 we released G2 version 8.1 and G2 version 8.2, which both significantly expanded upon the capabilities introduced with G2 version 8.0.

In January 2005, we increasingly focused our sales force on generation of new business through indirect channels. However, our sales force will continue to support the current and future needs of our existing end user customers. As part of the execution of our indirect channel strategy, we have introduced new indirect channel programs designed to improve our ability to attract new partners and to support existing partners, who pursue new business based on our products across all of the vertical and horizontal markets that we serve.

To assist our end users and partners in developing applications, we offer professional services in the U.S., Europe and the Middle East. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are usually accounted for using a proportional performance model.

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asia-Pacific region. In 2005, approximately 39% of our revenues were generated from license sales, 21% from consulting and training and 40% from customer support services. Prices for our products are generally denominated in U.S. dollars or Euros, although we conduct some business in other local currencies. The chemical, oil and gas industries are a major market for us. The U.S. Government, particularly the Department of Defense, is a major customer. We have several significant OEM partners, among them are Siemens, Ericsson, and Motorola.

Detailed domain knowledge and expertise are critical elements for the success of our product implementations. Therefore, we frequently work closely with partners who are able to provide such expertise and are familiar with particular markets and applications. Our partners are value-added resellers, original equipment manufacturers, and system integrators. Partners account for 62% of our product revenues in 2005.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. A significant majority of our license revenues are recognized in this manner. For term licenses that include the right to use software bundled with maintenance for the duration of the term, we recognize revenue ratably over such term.

Our software is distributed directly through our sales force and indirectly through alliances with resellers. Revenue arrangements with resellers are recognized upon delivery of the software to the reseller provided all other revenue recognition criteria, as specified above, have been satisfied. We historically have not offered resellers contractual or other rights of return, stock balancing, or price protection.

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

We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements, such as maintenance, consulting, and education services, based on vendor specific objective evidence is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements, generally, the software licenses. If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine vendor specific objective evidence of fair value for services revenues based upon our current pricing for those services when sold separately and vendor specific objective evidence of fair value for maintenance services is measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location.

Maintenance services generally include rights to unspecified upgrades, when and if available, telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. Historically we have not offered any specified upgrade rights to an existing product.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-price contracts are recognized using a proportional performance model. Fixed-price contracts are generally small and infrequent and are not usually directly related to license sales. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating loss carry forwards and research and development tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations. At December 31, 2005, we continued to have a 100% valuation allowance against our deferred tax assets.

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

Results of Operations

The following is an overview of our results of operations for the last three years:

	Year ended December 31,
	2005	2004	2003
Revenues:
Product	$6,938,000	$7,344,000	$4,728,000
Service	$10,727,000	$10,277,000	$9,895,000

Total revenues	$17,665,000	$17,621,000	$14,623,000

Net (loss) income	$(663,000)	$894,000	$(1,783,000)

In 2003, we recognized a restructuring charge of $216,000.

The following table sets forth certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year ended December 31,
	2005	2004	2003
Revenues:
Product	39.3%	41.7%	32.3%
Service	60.7	58.3	67.7

Total revenues	100.0	100.0	100.0

Cost of revenues
Product	3.0	4.0	4.8
Service	25.8	23.8	21.2

Total cost of revenue	28.8	27.8	26.0

Gross margin	71.2	72.2	74.0

Operating expenses:
Sales and marketing	30.6	26.2	38.2
Research and development	22.1	18.7	22.6
General and administrative	22.0	22.3	25.4
Restructuring charge	—	—	1.4

Total operating expenses	74.7	67.2	87.6

Operating (loss) income	(3.5)	5.0	(13.6)
Other (loss) income, net	(0.2)	0.2	1.7

(Loss) income before provision for income taxes	(3.7)	5.2	(11.9)
Provision for income taxes	0.1	0.1	0.3

Net (loss) income	(3.8)%	5.1%	(12.2)%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

	For the Year Ended December 31,				Changes Between 2005 and 2004
	2005		2004
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands)
Revenues:	$17,665	100.0%	$17,621	100.0%	$44	0.3%
Selected operating expenses
Cost of products sold	525	3.0%	707	4%	(182)	(25.7)%
Cost of services sold	4,561	25.8%	4,192	23.8%	369	8.8%
Sales and marketing	5,406	30.6%	4,619	26.0%	787	17.0%
Research and development	3,903	22.1%	3,289	19.0%	614	18.7%
General and administrative	3,879	22.0%	3,935	23.0%	(56)	(1.4)%

Revenues

We derive our revenues from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

Total revenues were $17.7 million for the year ended December 31, 2005 as compared to $17.6 million for the same period in 2004, an increase of $0.1 million. The increase in revenue is attributable to an increase of $0.5 million, or 4%, in service revenues partially offset by a decrease of $0.4 million, or 5%, in product revenues.

Product revenues decreased mainly due to a decrease in sales in the third quarter of 2005. Service revenues increased primarily due to several government contracts in 2005 and were partially offset by a decline in maintenance revenues. International revenues accounted for 55% of total revenues in 2005 and 50% in 2004, while U.S. revenues accounted for 45% and 50% in 2005 and 2004, respectively.

Product.    Product revenues decreased by $0.4 million, or 5%, to $6.9 million for the year ended December 31, 2005 from $7.3 million in 2004. Product revenues from international customers were $4.8 million, or 70% of total product revenue in 2005, and $4.3 million, or 58% of total product revenue in 2004. Product revenues from international customers increased due to increased demand from customers in the telecommunication industry and new business in Asia. U.S. product revenues were $2.1 million or 30% of total product revenue in 2005, and $3.1 million or 42% of total product revenue in 2004. The decrease from 2005 to 2004 was a result of several large government contracts in 2004 that were not repeated in 2005.

Services.    Service revenues increased $0.5 million, or 4%, to $10.7 million for the year ended December 31, 2005 from $10.3 million in 2004. Maintenance revenues decreased $0.2 million, or 3%, to $7.0 million in 2005 compared to $7.2 million in 2004. The decrease in maintenance revenues was a result of maintenance service agreements that expired and were not renewed that were not offset by new product maintenance due to the decline in license sales. Consulting revenues increased $0.6 million, or 23%, to $3.5 million in 2004 compared to $2.8 million in 2004. The increase in consulting revenues was due to several large U.S. government contracts in 2005. Training revenues decreased 9%, to $0.2 million in 2005 compared to $0.3 million in 2004.

Cost of Revenues

Cost of revenues consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues was $5.1 million for the year ended December 31, 2005 as compared to $4.9 million for the same period in 2004, an increase of $0.2 million, or 4%. The increase in cost of revenues was primarily the result of increased personnel and subcontractor costs related to consulting projects partially offset by the recognition of costs associated with the long term contract completed in 2004 that was not repeated in 2005. The average number of employees associated with the cost of revenue was 26 for both 2004 and 2005. There were 27 cost of revenue employees as of December 31, 2005.

Product cost decreased to $0.5 million in 2005, a decrease of $0.2 million from 2004. This decrease was a result of a contractor license fee in 2004 that did not occur in 2005. The average number of employees associated with product cost was three in both 2004 and 2005. There were three product employees as of December 31, 2005.

Services cost was $4.6 million in 2005, an increase of $0.4 million, or 9%, from $4.2 million in 2004. The increase was primarily the result of a $0.4 million increase in contractor costs, a $0.1 million increase in personnel expense and a $0.1 million increase in travel to support the additional services, partially offset by $0.2 million decrease of a one time cost in 2004 for the completion of a long term project that was previously deferred. The average number of employees associated with service cost was 23 for both 2004 and 2005. There were 24 service employees as of December 31, 2005.

Gross margin on revenues decreased from 72% in 2004 to 71% in 2005 due to the net change in revenue and cost of revenue described above.

Operating Expenses

Total operating expenses were $13.2 million in 2005 (75% of total revenues) as compared to $11.9 million (67% of revenues) in 2004; an increase of $1.3 million, or 11%. The increase in operating expenses was primarily the result of a $0.7 million increase in personnel costs, a $0.4 million increase in marketing and company development professional services, a $0.4 million increase in commissions based on a new sales commission plan structure, a $0.2 million one time charge for severance fees and a $0.1 million increase in travel charges, partially offset by a $0.4 million decrease in bonuses due to our loss in 2005, a $0.1 million decrease in recruiting fees, and a $0.1 million decrease in research and development contract fees as consultants were converted to employees. The average number of employees associated with operating expenses was 53 in 2004 and 58 in 2005. There were 55 operating employees as of December 31, 2005.

Sales and Marketing.    Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. For the year ended December 31, 2005, sales and marketing expenses increased by $0.8 million, or 17%, to $5.4 million (31% of total revenues) compared to $4.6 million (26% of total revenues) in 2004. The increase in expenses was primarily the result of a $0.4 million increase in commission based on a new commission structure, $0.1 million of additional personnel cost, $0.1 million in additional marketing programs, $0.1 additional recruiting fees, and $0.1 million of additional travel. The average number of employees associated with sales and marketing remained the same at 16 employees in 2004 and 2005. There were 15 sales and marketing employees as of December 31, 2005.

Research and Development.    Research and development expenses consist primarily of costs associated with personnel, equipment and facilities. For the year ended December 31, 2005, research and development expenses increased by $0.6 million to $3.9 million (22% of total revenue) as compared to $3.3 million during 2004 (19% of total revenue in 2004) This increase was a result of $0.8 million in additional personnel costs, offset by a $0.1 million decrease in contractor fees as contractors were hired as employees and $0.1 million decrease in bonus expense as a result of our overall loss in 2005. The average number of employees associated with research and development remained the same at 24 employees in 2004 and 2005. There were 24 research and development employees as of December 31, 2005.

General and Administrative.    General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. General and administrative expenses remained the same at $3.9 million for 2005 and 2004 (22% of total revenue in both 2005 and 2004). While the overall expenses were the same, our professional service fees increased by $0.3 million and our legal fees increased by $0.1 million, offset by a decrease in our recruiting fees of $0.1 million, a decrease in personnel fees of $0.1 million, a decrease in accounting fees of $0.1 million and a decrease in our bonus expense due to our overall loss in 2005 of $0.2 million. The average number of employees associated with general and administration remained unchanged from 2004 at 18 employees in 2005. There were 16 general and administrative employees as of December 31, 2005.

Other (Loss) income

Other (loss) income consists primarily of foreign exchange transaction gains and losses, interest income and interest expense. For the year ended December 31, 2005, other loss was $43,000, compared to other income of $37,000 for the year ended December 31, 2004. We realized foreign exchange expenses of $63,000 associated with invoices billed in U.S. dollars and paid in Euros that were impacted by the weakening of the Euro currency during 2005. These expenses were partially offset by a $24,000 gain from the write-off of intercompany loans associated with the closing of our German and UK subsidiaries. Interest income for the year ended December 31, 2005 was $15,000, down from $31,000 in 2004. Interest expense for the year ended December 31, 2005 increased $12,000, or 113%, to $23,000 compared to $11,000 in 2004.

Income Taxes

We recorded a provision for income taxes of $11,000 and $22,000 for the years ended December 31, 2005 and 2004, respectively. The tax provisions for 2005 and 2004 primarily represent taxes on income generated in certain foreign jurisdictions, where we do not have operating loss carry forwards.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

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

Product.    Product revenues increased by $2.6 million, or 56%, to $7.3 million for the year ended December 31, 2004 from $4.7 million in 2003. Europe product revenues were $2.9 million, or 39% of total product revenue in 2004, and $1.8 million, or 39% of total product revenue in 2003. Product revenues in Europe increased due to increase demand from customers in the telecommunication and pharmaceutical industries. U.S. product revenues increased from 2004 to 2003 as a result of several large government contracts.

Services.    Service revenues increased $0.4 million, or 4%, to $10.3 million for the year ended December 31, 2004 from $9.9 million in 2003. Maintenance revenues decreased $0.6 million, or 8%, to $7.2 million in 2004 compared to $7.8 million in 2003. The decrease in maintenance revenues was a result of several long term customers whose maintenance service agreements expired and were not renewed. Consulting revenues increased $0.9 million, or 52%, to $2.8 million in 2004 compared to $1.9 million in 2003. The increase in consulting revenues was due to the several large government contracts in the second and fourth quarters of 2004 as well as the recognition of revenue for a large, long term international contract that was completed in the third quarter of 2004. Training revenues increased 16%, to $0.3 million in 2004 compared to $0.2 million in 2003.

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

Product cost was $0.7 million in 2004, unchanged from 2003. Although there was no change in overall expenditure, there was a increase of $.1 million in contractor license fees offset by a decrease $.1 million in facility costs due to reduced headcount in 2004. The average number of employees associated with product cost was three in 2003 and 2004. There were two product employees as of December 31, 2004.

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

Research and Development.    For the year ended December 31, 2004, research and development expenses remained at $3.3 million (19% of total revenue in 2004, 23% of total revenue in 2003). Although there was no change in overall expenditure, there was an increase of $.2 million in bonus costs as a result of increased company profitability, partially offset by a reduction in facility costs as a result of the lower number of employees in 2004. In addition, $.3 million of additional personnel costs were incurred on research and development related to G2, offset by a $.3 million decrease in personnel costs for TrueManage. The average number of employees associated with research and development decreased from 2003 by one to an average of 19 employees in 2004. There were 19 research and development employees as of December 31, 2004.

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

Income Taxes

We recorded a provision for income taxes of $22,000 and $44,000 for the years ended December 31, 2004 and 2003, respectively. The tax provisions for 2004 and 2003 primarily represent taxes on income generated in certain foreign jurisdictions, where we do not have operating loss carry forwards.

Liquidity and Capital Resources

Our December 31, 2005 cash and cash equivalents were $3.2 million, an increase of $0.2 million from December 31, 2004. Cash provided by operations in each of 2005 and 2004 was $0.8 million. Cash provided by operations in 2005 was primarily due to a net loss of $0.7 million, adjusted for non-cash changes (depreciation and amortization, loss on disposal of equipment, provision for bad debt and the non-cash portion of compensation) partially offset by an increase of accounts payable and accrued expenses of $0.4 million, a decrease of prepaid expenses and other assets of $0.6 million, and decreases in deferred revenue of $0.7 million.

Cash used by investing activities in 2005 was $0.3 million compared to $0.1 million in 2004 and primarily consisted of $0.3 million used to purchase equipment.

Cash used by financing activities in 2005 was $0.1 million, which consisted of $0.2 million of proceeds from the exercise of stock options and issuance of common stock under stock plans, partially off set by $0.1 million of principal payments on capital leases.

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

Contractual Obligations

Our contractual obligations as of December 31, 2005 are as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Operating leases	$2,466	$607	$1,368	$491	$—
Capital leases	231	115	116	—	—

Total lease obligations	$2,697	$722	$1,484	$491	$—

Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We have capital leases for certain communications and computer equipment. Our obligations relating to these leases, net of rental income from sub-leases, was approximately $1.2 million in 2005, $1.2 million in 2004, and $1.3 million in 2003.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures as capital resources that are material to investors.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2005, a total of 501,300 shares had been repurchased at a cost of approximately $1,869,000. We have not purchased any shares of our common stock since March 1999. In 2005, we reissued 20,588 shares with a weighted average fair value of $3.30 to non-employee directors and executives. In 2004, we reissued 24,943 shares with a weighted average fair value of $1.73 to non-employee directors and a consultant. In 2003, we reissued 76,131 shares with a weighted average fair value of $0.76 to non employee directors and two consultants. As of December 31, 2005, 343,681 shares remained in treasury at a cost of $1,281,930.

Related Party Transactions

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March and July 2005, we extended the agreement for additional six month increments. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. We paid Integration Objects a total of $76,648 and $99,000 for the years ending December 31, 2005 and 2004 respectively. At December 31, 2005 we had unpaid royalties to Integration Objects of $23,824.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners provides business development and sales consulting services to us, which services were provided by Mr. Cianciotta, who was a subcontractor for Market Partners. We agreed to pay Market Partners $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners a total of $111,203 for the year ending December 31, 2005 pursuant to these consulting agreements. At December 31, 2005, we had unpaid consulting fees to Mr. Cianciotta and Market Partners of $15,033.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first annual period beginning after June 15, 2005. We will apply the modified prospective method, which requires that it record compensation expense for all unvested stock option and restricted stock awards as required by SFAS 123(R) beginning January 1, 2006. Our assessment of the estimated stock-based compensation expense is affected by our stock price as well as assumptions regarding a number of complex variables including, but not limited to, our stock price, volatility, and employee stock option exercise behaviors and the related tax impact. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123(R) is expected to have a material effect on our results of operations. Although future option grants and changes to various assumptions used to determine the fair-value of those awards issued or the amount and type of equity awards granted create uncertainty in the timing and amount of future expense. Based upon the options outstanding as of December 31, 2005, we anticipate the future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense disclosures.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in instruments other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At December 31, 2005, substantially all of our funds were in demand deposit accounts and government securities.

Impact of Foreign Currency Rate Changes

Our contracts with customers are generally denominated in U.S. dollars or Euros. For the year ended December 31, 2005, we incurred $63,000 in exchange rate fluctuations related in contracts with customers. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,176	$2,927
Accounts receivable, net of allowance for doubtful accounts of $48 in 2005 and $147 in 2004	3,987	4,014
Prepaid and other current assets	336	664

Total current assets	7,499	7,605
Property and equipment, net	599	918
Deposits and other assets	153	516

Total assets	$8,251	$9,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495	$584
Accrued expenses	1,533	2,058
Current portion of capital lease obligations	101	193
Deferred revenue	4,740	4,202

Total current liabilities	6,869	7,037
Capital lease and other long term liabilities, net of current portion	179	263
Long-term deferred revenue	206	108

Total liabilities	7,254	7,408

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred Stock, $.01 par value—Authorized 2,000,000 shares issued and outstanding—none	—	—
Common Stock, $.01 par value—Authorized—20,000,000 shares issued—7,773,222 and 7,626,196 shares in 2005 and 2004 respectively outstanding—7,429,541 and 7,261,927 shares in 2005 and 2004, respectively	78	76
Capital in excess of par value	22,148	21,982
Treasury stock—343,681 shares in 2005 and 364,269 shares in 2004, at cost	(1,282)	(1,359)
Accumulated deficit	(19,916)	(19,244)
Accumulated other comprehensive income	(31)	176

Total stockholders’ equity	997	1,631

Total liabilities and stockholders’ equity	$8,251	$9,039

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Product	$6,938	$7,344	$4,728
Services	10,727	10,277	9,895

Total revenues	17,665	17,621	14,623

Cost of revenues:
Product	525	707	707
Services	4,561	4,192	3,093

Total cost of revenues	5,086	4,899	3,800

Gross profit	12,579	12,722	10,823

Operating expenses:
Sales and marketing	5,406	4,619	5,580
Research and development	3,903	3,289	3,303
General and administrative	3,879	3,935	3,708
Restructuring charges	—	—	216

Total operating expenses	13,188	11,843	12,807

Operating (loss) income	(609)	879	(1,984)

Other (loss) income:
Interest income	15	1	31
Interest expense	(24)	(11)	(21)
Other (expense) income, net	(34)	47	235

Total other (expense) income	(43)	37	245

(Loss) Income before provision for income taxes	(652)	916	(1,739)

Provision for income taxes	11	22	44

Net (loss) income	$(663)	$894	$(1,783)

Basic (loss) earnings per share	$(0.09)	$0.12	$(0.26)

Diluted (loss) earnings per share	$(0.09)	$0.11	$(0.26)

Basic weighted average common shares outstanding	7,335	7,196	6,964

Diluted weighted average common shares outstanding	7,335	8,041	6,964

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(663)	$894	$(1,783)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	570	527	715
Loss on disposal of equipment	3	7	31
Non-cash compensation	93	47	58
Changes in assets and liabilities:
Accounts receivable	—	18	(49)
Prepaid expenses and other assets	552	(71)	(33)
Accounts payable	(83)	345	(59)
Accrued expenses	(363)	(134)	(498)
Deferred revenue	665	(849)	(249)

Net cash provided by (used in) operating activities	774	784	(1,867)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(318)	(26)	(327)
Purchase of intangible assets	—	—	(250)
Decrease in other assets	—	383	129

Net cash (used in) provided by investing activities	(318)	357	(448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under capital leases	—	—	102
Principal payments on capital lease obligations	(115)	(89)	(143)
Proceeds from exercise of stock options and issuance of common stock under stock plans	142	94	98

Net cash provided by financing activities	27	5	57

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(235)	(37)	192

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	249	1,109	(2,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,927	1,818	3,884

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,176	$2,927	$1,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for—
Income taxes	$30	$81	$164
Interest	$24	$11	$21
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of equipment under capital lease obligations	$—	$422	$102

The accompanying notes are an integral part of these consolidated financial statements.

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Accumulated (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)	Comprehensive income (loss)
	Number of Shares	$0.01 Par Value
BALANCE, DECEMBER 31, 2002	7,315,949	73	21,793	(1,735)	(18,084)	(17)	2,030
Exercise of stock options	11,869	—	4	—	—	—	4
Issuance of common stock under ESPP	173,287	2	92	—	—	—	94
Issuance of treasury stock for stock awards	—	—	—	277	(219)	—	58
Foreign currency translation adjustment	—	—	—	—	—	249	249	$249
Net loss	—	—	—	—	(1,783)	—	(1,783)	(1,783)

Comprehensive net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	$(1,534)

BALANCE DECEMBER 31, 2003	7,501,105	$75	$21,889	$(1,458)	$(20,086)	$232	$652
Exercise of Stock Options	71,055	1	46	—	—	—	47
Issuance of common stock under ESPP	54,036	—	47	—	—	—	47
Issuance of treasury stock for stock awards	—	—	—	99	(52)	—	47
Foreign currency translation adjustment	—	—	—	—	—	(56)	(56)	$(56)
Net income	—	—	—	—	894	—	894	894

Comprehensive net income for the year ended December 31, 2004	—	—	—	—	—	—	—	$838

BALANCE DECEMBER 31, 2004	7,626,196	$76	$21,982	$(1,359)	$(19,244)	$176	$1,631
Exercise of Stock Options	147,033	2	141	—	—	—	143
Stock Based Compensation	—	—	25	—	—	—	25
Issuance of treasury stock for stock awards	—	—	—	77	(9)	—	68
Foreign currency translation adjustment	—	—	—	—	—	(207)	(207)	$(207)
Net loss	—	—	—	—	(663)	—	(663)	(663)

Comprehensive net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	$(870)

BALANCE DECEMBER 31, 2005	$7,773,222	$78	$22,148	$(1,282)	$(19,916)	$(31)	$997

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

During the year ended December 31, 2005, we realized an operating and overall loss, but achieved positive cash flow. This compares to the year ended December 31, 2004 when we achieved operating and overall profitability and positive cash flow, and to the year ended December 31, 2003, when we sustained a significant operating loss and had negative cash flow. Based on the 2003 results, in 2004 management affected a restructuring plan designed to return the company to profitability by the end of 2004 without sacrificing our strong engineering investments in a next generation of products. We believe that our current cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2006. Our ability to achieve growth and profitability in 2006 and beyond depends on successful releases of our next generation of G2 and G2-based products, on market acceptance of our existing and next generation of products and related services, and on renewal of maintenance contracts for customer support at near-current levels.

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

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. A significant majority of our license revenues are recognized in this manner. For term licenses that include the right to use software bundled with maintenance for the duration of the term, we recognize revenue ratably over such term.

Our software is distributed through our direct sales force and our indirect distribution channel through alliances with resellers. Revenue arrangements with resellers are recognized upon delivery of the software to the

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reseller, provided all other revenue recognition criteria, as specified above, have been satisfied. We historically have not offered resellers contractual or other rights of return, stock balancing, or price protection.

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

We account for software license revenues included in multiple element arrangements using the residual method prescribed in SOP 98-9. Under the residual method, the fair value of the undelivered elements (i.e., maintenance, consulting, and education services) based on vendor specific objective evidence (VSOE) is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements, generally the software licenses. If evidence of the fair value of one or more of the undelivered services does not exist, revenues are deferred and recognized when delivery of those services occurs or fair value can be established. We determine VSOE of fair value for services revenues based upon our current pricing for those services when sold separately and VSOE of fair value for maintenance services is measured by substantive renewal rates. Our current pricing practices are influenced primarily by product type, purchase volume, maintenance term, and customer location.

Maintenance services generally include rights to unspecified upgrades (when and if available), telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. Historically we have not offered any specified upgrade rights to an existing product.

Consulting revenues are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-price contracts are recognized using a proportional performance model. Fixed-price contracts are generally small and infrequent and are not usually directly related to license sales. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Education revenues are recognized as the related training services are provided.

(c)    Cost of Revenue

Cost of revenue includes direct costs to manufacture and distribute product, as well as related royalties due to third parties, and the direct costs of providing consulting, product support, and training.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(e)     Cash and Cash Equivalents

For the years ended December 31, 2005 and 2004, substantially all of our cash was held in demand deposit accounts and government securities with maturities of less than 90 days. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Cash and cash equivalents were $3.2 million as of December 31, 2005 and $2.9 million as of December 31, 2004.

(f)    Accounts Receivable and Allowance for Doubtful Accounts

We establish reserves against accounts receivable for potential credit losses when we determine that receivables are at risk for collection, based on the length of time the receivables are outstanding, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends.

(g)    Concentration of Credit Risk

Generally accepted accounting principles require disclosure of any significant off-balance-sheet risk or credit risk concentrations. Financial instruments, which potentially subject us to concentrations of credit risk, are principally cash, cash equivalents, and accounts receivable. We place our cash and cash equivalents in highly rated institutions. One customer accounted for 13% of total accounts receivable at December 31, 2005. One customer accounted for 14% of total accounts receivable at December 31, 2004. We have no significant off-balance-sheet risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Bad debts are written off against the reserve when identified.

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

(i)    Intangible and Long-Lived Assets

Intangible and long-lived assets are amortized over their estimated economic useful life using the straight-line method and are carried at cost less accumulated amortization. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If an impairment is

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicated, the asset is written down to its estimated fair value based upon a discounted cash flow analysis with a corresponding charge to the operating results. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

(j)    Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments. For purposes of comprehensive income (loss) disclosures, we do not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as we intend on permanently reinvesting undistributed earnings in our foreign subsidiaries.

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

(m)    Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. In general, unrealized gains and losses arising from translation are accumulated as a separate component of stockholders’ equity and realized gains and losses arising from transactions denominated in foreign currencies are included in other income. In 2003 translation gains and losses related to intercompany receivables and payables and translation adjustments related to certain non-operating and other subsidiaries are included in other income. In 2004 and 2005, we evaluated all intercompany receivables and payable and determined they were long term in nature. Translation gains and losses related to long term intercompany receivables and payables are included in accumulated other comprehensive income on the accompanying consolidated balance sheet.

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

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2005	2004	2003
Basic weighted average shares	7,335,000	7,196,000	6,964,000
Effect of dilutive stock options	—	845,000	—

Diluted weighted average common shares	7,335,000	8,041,000	6,964,000

For the years ended December 31, 2005 and 2004, options to purchase 1,667,624 and 466,923 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share. In 2005, the shares were anti-dilutive as we had a net loss for the period. In the corresponding period in 2004, the shares were anti-dilutive because the options’ exercise prices were greater than the average market price of the common stock.

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

Net income (loss) and net income (loss) per share as reported in these consolidated financial statements on a pro forma basis, as if the fair value based method described in SFAS No. 123 had been adopted, are as follows:

	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss) as reported	$(663)	$894	$(1,783)
Stock based compensation expense	(422)	(385)	(229)

Pro forma net income (loss)	$(1,085)	$509	$(2,012)
Basic earnings (loss) per share as reported	$(0.09)	$0.12	$(0.26)
Diluted earnings (loss) per share as reported	$(0.09)	$0.11	$(0.26)
Pro forma basic earnings (loss) per share	$(0.15)	$0.07	$(0.29)
Pro forma diluted earnings (loss) per share	$(0.15)	$0.06	$(0.29)

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value for options granted in 2005, 2004 and 2003 was $3.33, $1.75 and $0.65 per option respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	7	7	7
Interest rate	4.48%	4.26%	4.58%
Volatility	130%	139%	142%
Dividend yield	—	—	—

The employee stock purchase plan was discontinued in 2004 and expired December 31, 2005. The weighted average fair value for employee stock purchase rights granted in 2005, 2004 and 2003 was $0.00, $0.54 and $0.34 respectively. The fair value of employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected life (years)	n/a	.5	.5
Interest rate	n/a	2.51%	1.03%
Volatility	n/a	139%	142%
Dividend yield	n/a	—	—

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

(s)    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for the first annual period beginning after June 15, 2005. Accordingly, we will adopt its provisions effective January 1, 2006. Our assessment of the estimated stock-based compensation expense is affected by our stock price as well as assumptions regarding a number of complex variables including, but not limited to, our stock price, volatility, and employee stock option exercise behaviors and the related tax impact. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123(R) is expected to have a material effect on our results of operations. Future option grants and changes to various assumptions used to determine the fair-value of those awards issued or the amount and type of equity awards granted create uncertainty in the timing and amount of future expense. Based upon the options outstanding as of December 31, 2005, we anticipate the future stock-based compensation expense will be similar to the historical SFAS No. 123 pro forma expense disclosures.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, (in thousands):

	2005	2004
Computer equipment and software	$4, 210	$3,978
Furniture and fixtures and office equipment	807	933
Leasehold improvements	599	607

Total property and equipment, gross	5,616	5,518
Less accumulated depreciation	(5,017)	(4,600)

Total property and equipment, net	$599	$918

Depreciation and amortization expense for the years ended December 31, were as follows (in thousands):

	2005	2004	2003
Depreciation & Amortization	$570	$544	$653

(3)    INTANGIBLE ASSETS

On March 12, 2003, we acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for embedding in process management applications. In connection with the acquisition of this developed technology, we paid $250,000. This amount is being amortized over a three year period and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $83,333, $83,333 and $62,500, respectively. The net balance at December 31, 2005 is $20,834, and is included as a component of deposits and other assets on the accompanying consolidated balance sheet.

(4)    STOCKHOLDERS’ EQUITY

(a)    Common Stock

Our authorized capitalization consists of 20,000,000 shares of common stock and 2,000,000 shares of preferred stock.

(b)    Stock Option Plans

The following table shows the our stock option plans, the number of shares reserved for issuance by our Board of Directors, and the number of shares available for future issuance as of December 31, 2005:

Plan Name	Number of Shares Reserved for Issuance	Number of Shares Available for Future Issuance
1987 Stock Plan	600,000	—
1994 Stock Option Plan	534,750	—
1995 Director Stock Option Plan	100,000	—
1995 Employee Stock Purchase Plan	1,200,000	—
1997 Stock Incentive Plan	500,000	25,078
2000 Stock Incentive Plan	1,050,000	108,269

	3,984,750	173,744

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

The 1995 Director Stock Option Plan (the “Director Plan”) was approved by the stockholders in January 1996 and was amended in May 1997. The Director Plan provides for the grant of stock options to purchase our Common Stock to our non-employee directors. These stock options vest in equal portions over a five-year period and expire 10 years from the date of grant. This plan expired on December 31, 2005.

Effective January 1, 2005, each director will receive an option to purchase 2,500 shares of our common stock on the first business day of each calendar quarter from and after January 1, 2005. All options are granted at an exercise price equal to the fair market value of our common stock on the date of the grant and are immediately exercisable and exercisable for up to 10 years from the date of the grant.

The following table summarizes the stock option activity for each of the three years in the period ended December 31, 2005:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,344,944	$0.27 - $10.00	$1.43
Granted	349,000	$0.55 - $1.12	0.65
Exercised	(11,869)	$0.27 - $0.81	0.31
Canceled	(268,173)	$0.27 - $10.00	1.73

Outstanding at December 31, 2003	1,413,902	$0.27 - $10.00	$1.19
Granted	545,400	$1.05 - $2.60	$1.70
Exercised	(71,055)	$0.27 - $3.88	0.66
Canceled	(62,675)	$0.30 - $7.50	1.14

Outstanding at December 31, 2004	1,825,572	$0.27 - $10.00	$1.45

Granted	60,000	$1.90 - $4.10	$3.33
Exercised	(147,033)	$0.60 - $7.50	0.97
Canceled	(70,915)	$0.60 - $7.50	4.95

Outstanding at December 31, 2005	1,667,624	$0.27 - $10.00	$1.41

Exercisable at December 31, 2005	1,329,594	$0.27 - $10.00	$1.40
Exercisable at December 31, 2004	968,523	$0.27 - $10.00	$1.46
Exercisable at December 31, 2003	752,996	$0.27 - $10.00	$2.02

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The range of exercise prices for stock options outstanding and stock options exercisable at December 31, 2005 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.27 – $0.31	172,333	5.75	$0.27	172,333	$0.27
$0.37 – $0.37	250,000	5.59	$0.37	250,000	$0.37
$0.55 – $0.58	26,500	7.08	$0.57	20,667	$0.57
$0.60 – $0.60	197,497	7.07	$0.60	149,617	$0.60
$0.62 – $0.75	190,367	7.00	$0.69	152,715	$0.69
$0.78 – $1.06	168,067	6.30	$0.93	134,734	$0.90
$1.07 – $1.70	76,334	8.38	$1.47	63,002	$1.42
$1.83 – $1.83	300,000	8.66	$1.83	100,000	$1.83
$1.90 – $3.93	213,593	5.10	$3.42	213,593	$3.42
$4.05 – $10.00	72,933	5.28	$5.42	72,933	$5.42

$0.27 – $10.00	1,667,624	6.64	$1.41	1,329.594	$1.40

Our 1995 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorized the sale of common stock to participating employees. Effective June 15, 2004, our Board of Directors voted to discontinue the Purchase Plan and the Purchase Plan terminated in accordance with its terms on December 31, 2005. Under the Purchase Plan, we have sold 1,159,603 shares as of December 31, 2005. No shares were issued in 2005, 54,036 shares were issued in 2004, and 173,287 shares were issued in 2003 under the Purchase Plan.

(c)    Stock Repurchase Program

In 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2005, 501,300 shares had been repurchased at a cost of approximately $1.9 million. We have not purchased any shares of our common stock since March 1999. We reissued 20,588, 24,943, and 76,131 with a weighted average fair value of $3.30, $1.73 and $0.76 to employees, non-employee directors and consultants during 2005, 2004 and 2003, respectively. As of December 31, 2005, 343,681 shares remained in treasury at a cost of $1.3 million.

(5)    INCOME TAXES

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2005	2004	2003
Domestic	$(38)	$1,887	$(1,908)
Foreign	(626)	(971)	169

Total	$(664)	$916	$(1,739)

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2005	2004	2003
Federal
Current	$4	$(29)	$15

	4	(29)	15

State
Current	(9)	(14)	14

	(9)	(14)	14

Foreign
Withholding	4	32	103
Income—current	12	33	(88)

	16	65	15

Provision for income taxes	$11	$22	$44

Foreign withholding taxes represent amounts withheld by foreign customers and remitted to the applicable foreign tax authorities in connection with foreign revenues. Foreign income taxes represent corporate income taxes relating to the operations of our foreign subsidiaries.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Net operating loss carryforward	$10,235	$10,225
Research and development tax credit carryforward	2,771	2,543
Depreciation	191	190
Deferred revenue	83	32
Other temporary differences	140	212

	13,420	13,202
Valuation allowance	(13,420)	(13,202)

Net deferred tax assets	$—	$—

In accordance with SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Our management has determined that a valuation allowance of $13.4 million and $13.2 million as of December 31, 2005 and 2004,respectively, is required to be recorded against deferred tax assets in both the U.S. and foreign jurisdictions where it is more likely than not that the assets are not realizable.

As of December 31, 2005, we had federal and state net operating loss (“NOL”) carryforwards of approximately $25, million and $25 million which expire at various dates through 2025 and 2010, respectively. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses will be charged to additional paid in capital. We also have federal and state research and development tax credit carryforwards of approximately $2 million and $1 million at December 31, 2005, which expire at various

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dates through 2025 and 2020, respectively. Under the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2005	2004	2003
Provision at federal statutory rate	(34.0)%	34.0%	(34.0)%
State income tax, net of federal benefits	1.4	0.4	0.3
Permanent items	(2.3)	6.5	10.1
Foreign rate differential and withholding taxes	(4.6)	(6.8)	(5.2)
Change in valuation allowance	75.4	(38.4)	37.4
Credit carryforwards	(35.9)	4.6	(4.8)
Other	1.7	2.1	(1.3)

	1.5%	2.4%	2.5%

(6)    COMMITMENTS AND CONTINGENCIES

(a)    Leases

We lease our facilities under operating leases and certain computers and telephone equipment under capital leases expiring through 2011. The future minimum annual payments under these leases at December 31, 2005 are as follows:

	Operating Leases	Capital Leases
Year ended December 31,	Amounts (In thousands)
2006	$607	$116
2007	553	102
2008	428	13
2009	387	—
2010	384	—
2011	106	—

Total minimum lease payments	$2,466	231

Less: Amount representing interest		20

Present value of minimum lease payments		211
Less: Current portion		101

Long-term portion of capital lease obligation		$110

Rent, office lease and equipment lease expense under the above leases and net of rental income from sub-leases, was approximately $1.2 million in 2005, $1.2 million in 2004, and $1.2 million in 2003.

(b)    Litigation

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As permitted under Delaware law, we have agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we believe our liability for these agreements as of December 31, 2005 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities recorded for these agreements as of December 31, 2005 are not material.

We generally warrant that our unmodified software products, when used as specified, will substantially conform to the applicable user documentation for a specified period of time (generally six months, and longer in jurisdictions with applicable statutory requirements). Additionally, we generally warrant that our consulting services will be performed in a professional and workmanlike manner. In general, liability for these warranties is limited to the amounts paid by the customer. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or service warranties. As a result we believe the estimated fair value of these agreements is immaterial. We also generally offer indemnification with respect to certain types of intellectual property claims and, occasionally, other matters

(7)    RESTRUCTURING CHARGE

In June 2003, our board of directors approved a workforce reduction plan. Given the uncertain economic conditions, we decided to take certain actions to reduce our expenses to a level commensurate with current levels of revenue. The restructuring plan consisted of reductions in employee headcount totaling 15 employees from all operating groups and geographic areas. In accordance with this plan, we recorded a restructuring charge of $0.2 million in 2003. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs. At December 31, 2003 there remained an accrual of $0.2 million. At December 31, 2004, all amounts had been paid.

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
Payroll and related expenses	$629	$732
Commissions	425	457
Bonuses	110	394
Professional fees	173	211
Taxes	26	52
Royalties	24	37
Other accrued expenses	146	175

	$1,533	$2,058

(9)    RETIREMENT PLAN

We have a 401(k) retirement plan in which substantially all of our permanent employees are eligible to participate. Participants may contribute up to 60% for their annual compensation to the plan, subject to statutory limitations.

Effective January 1997, we amended the Gensym Corporation 401(k) Plan (the “Plan”) to allow for employer matching contributions. We have elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee’s compensation (as defined) contributed to the Plan as an elective deferral. Our contributions to the Plan were $0.1 million in 2005, $0.1 million in 2004 and $0.1 million in 2003.

(10)    SEGMENT REPORTING

Domestic and international sales as a percentage of total revenues are as follows:

	2005	2004	2003
United States	45%	50%	46%
United Kingdom	5	5	8
Rest of Europe	27	27	27
Other	23	18	19

	100%	100%	100%

Domestic and international long-lived assets, net of depreciation were as follows:

	2005	2004
	(in thousands)
United States, net of depreciation and amortization	$527	$777
Europe	72	141

	$599	$918

(11)    ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2005	$147	$—	$99	$48
Year ended December 31, 2004	$202	$—	$55	$147
Year ended December 31, 2003	$396	$—	$194	$202

GENSYM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    RELATED PARTY TRANSACTION

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March and July 2005, we extended the agreement for additional six month increments. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. We paid Integration Objects a total of $76,648 and $99,000 for the years ending December 31, 2005 and 2004 respectively. At December 31, 2005 we had unpaid royalties to Integration Objects of $23,824.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners provides business development and sales consulting services to us, which services were provided by Mr. Cianciotta who was a subcontractor for Market Partners. We agreed to pay Market Partners $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners a total of $111,203 for the year ending December 31, 2005 pursuant to these consulting agreements. At December 31, 2005, we had unpaid consulting fees to Mr. Cianciotta and Market Partners of $15,033.

(13)    SELECTED QUARTERLY FINANCIAL DATA FOR 2005 AND 2004 (UNAUDITED)

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

	Quarter Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Total revenues	$4,659	$3,205	$4,658	$5,143	$4,736	$4,429	$4,399	$4,057
Gross profit	$3,370	$2,095	$3,318	$3,796	$3,474	$3,001	$3,145	$3,102
Net income (loss)	$179	$(1,039)	$6	$191	$496	$91	$190	$117
Basic and diluted earnings (loss) per share	$0.02	$(0.14)	$0.00	$0.03	$0.06	$0.01	$0.03	$0.02
Diluted earnings (loss) per share	$0.02	$(0.14)	$0.00	$0.02	$0.06	$0.01	$0.02	$0.02

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gensym Corporation:

We have audited the accompanying consolidated balance sheet of Gensym Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gensym Corporation:

In our opinion, the accompanying consolidated statements of income, stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the results of Gensym Corporation and its subsidiaries operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 26, 2004, we received notice from our then independent accountants, PricewaterhouseCoopers LLP, that they had declined to stand for re-appointment as our independent accountants.

PricewaterhouseCoopers LLP’s audit reports on our consolidated financial statements as of and for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits of our financial statements as of December 31, 2003 and for the year then ended and during the interim period from January 1, 2004 to May 26, 2004, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its audit report related to our 2003 financial statements.

During our fiscal year ended December 31, 2003 and during the interim period from January 1, 2004 to May 26, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that in connection with its audit of our financial statements for the fiscal year ended December 31, 2003, PricewaterhouseCoopers LLP identified certain matters representing material weaknesses in our financial reporting closing and review process and supervisory approval of journal entries and certain matters representing reportable conditions in the control over our consolidation process and reporting by subsidiaries, including timeliness and accuracy of subsidiary reporting and analysis and formal documentation for foreign subsidiary borrowings, and access and signatory rights to bank accounts of foreign subsidiaries. PricewaterhouseCoopers LLP has advised us that they noted material weaknesses and reportable conditions constituted reportable events under Item 304(a)(1)(v)(A) of Regulation S-K. Our audit committee has discussed the subject matter of these matters with PricewaterhouseCoopers LLP and, as described in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 filed with the Securities and Exchange Commission on May 13, 2004, we took a number of corrective actions to address the matters identified by PricewaterhouseCoopers LLP.

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

During the fiscal year ended December 31, 2003 and during the interim period from January 1, 2004 to June 2, 2004, we did not consult Vitale, Caturano & Company Ltd with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In our Annual Report on Form 10-K for the year ended December 31, 2004, we identified material weaknesses and significant deficiencies in our internal controls over financial reporting relating to:

•	material weakness in our financial reporting closing and review process;

•	material weakness in our supervisory approval of journal entries;

•	material weakness in the control over our consolidation process and reporting by our subsidiaries;

•	material weakness in our access and signatory rights to our bank accounts outside of the United States;

•	material weakness in our consolidation process; and

•	significant deficiency in reporting and responsibility for the review and approval of customer contracts and invoices.

Beginning in the quarter ended September 30, 2003, we took a number of corrective actions to address the material weaknesses discussed above, including:

•	engaging, on a part time basis, a consultant who had served our company in a similar capacity in the past to perform the chief financial officer function until a permanent chief financial officer was hired;

•	initiating a search in the third quarter of 2003 for a new permanent chief financial officer that resulted in Stephen D. Allison, who has more than 25 years of finance experience with private and public companies, including 15 years of service as chief financial officer and vice president of finance, joining us in March 2004;

•	engaging a full-time contract accounting professional to supplement our accounting and financial reporting resources;

•	hiring a new senior corporate controller with extensive software industry experience;

•	reviewing and upgrading the sub-contracted accounting support provided to our subsidiaries;

•	consolidating reporting and responsibility for reviews of information, including foreign currency translations, from our subsidiaries to our corporate headquarters;

•	adding our chief financial officer as a signatory to most of our bank accounts;

•	reviewing and reorganizing our accounting organization to provide improved lines of responsibility, review and authority;

•	implementing formal and documented closing procedures, which, among other things, require supervisory approval of certain journal entries based on a predefined criteria and the review and approval of all adjusting journal entries, contemporaneous accounting issue resolution, a ‘hard’ close at the end of every month and a reorganization of our subsidiary reporting procedure and timing;

•	purchasing of a new Epicor accounting system, which would bring all of our foreign subsidiaries onto the same accounting system, to replace our old Oracle accounting system;

•	engaging Bridgemark, a division of BDO Seidman, LLP, to assist us with compliance with the Sarbanes-Oxley Act of 2002 and related rules and regulations;

•	evaluating our intercompany borrowing arrangements and establishing policies and procedures to evidence and classify intercompany borrowings;

•	reviewing of our corporate organizational structure and the dissolution of several small foreign subsidiaries, which was undertaken to streamline our foreign subsidiary reporting procedure and timing;

•	completing a formal reorganization of the accounting organization where al European staff report directly to the US corporate controller.

With these corrective actions, and the changes to our internal control over financial reporting noted in the following paragraph, we have implemented the processes, procedures and personnel changes we believe are necessary to remediate the weaknesses and deficiencies discussed above.

We implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•	finalizing the implementation of a new integrated accounting system for our US organization and all our international subsidiaries;

•	establishing remote access for our international bank accounts and adding our chief financial officer and chief executive officer as signatories to our international bank accounts;

•	implementing a review and approval process relating to customer contracts and invoices and revising the reporting and responsibility for that process.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following documents are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements at December 31, 2005 and 2004 and for the years then ended.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements for the year ended December 31, 2003.

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

GENSYM CORPORATION (Registrant)

Dated: March 24, 2006	By:	/s/ LOWELL HAWKINSON
Lowell Hawkinson Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ LOWELL HAWKINSON Lowell Hawkinson	Chairman of the Board, President and Chief Executive Officer (principle executive officer)	March 24, 2005

/s/ STEPHEN D. ALLISON Stephen D. Allison	Chief Financial Officer (principal financial and accounting officer)	March 24, 2006

/s/ ROBERT ASHTON Robert Ashton	Director	March 24, 2006

/s/ JOHN A. SHANE John A. Shane	Director	March 24, 2006

/s/ THOMAS E. SWITHENBANK Thomas E. Swithenbank	Director	March 24, 2006

/s/ DAVID A. SMITH David A. Smith	Director	March 24, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 1997)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.1+	1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.2+	1994 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.3+	1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement filed on April 6, 1998)

10.4+	1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.5+	Amendment No. 3 to 1995 Employee Stock Purchase plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.6	Amended and Restated Registration Rights Agreement, dated as of August 12, 1991, by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.7#	Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science Corporation (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.8+	1997 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.9	Rights Agreement, dated as of April 8, 1997, between the Registrant and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997)

10.10+	Severance and Settlement Agreement and Release, dated June 24, 1999, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11	Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordblom and Peter C. Nordblom, as Trustees (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2000)

10.12	First Amendment of Lease, dated December 20, 2005, by and between N.W. Building & Trust and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2005)

10.13+	2000 Stock Incentive Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2004)

10.14+	Severance Agreement, dated September 9, 1999, between Gensym Corporation and Carl Schultz (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.15+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

10.16+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

10.17+	Stock Option Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

Exhibit No.	Description
10.19+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.20+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.21*+	Description of Compensation Arrangements for Non-Employee Directors

10.22	Agreement, dated as of April 21, 2005, by and between the Registrant and Cianciotta Holdings, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005)

10.23	Agreement effective September 1, 2005 by and between the Registrant and Market-Partners, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

21*	Subsidiaries of the Registrant

23.1*	Consent of Vitale, Caturano & Company, Ltd

23.2*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

*	Filed herewith.
#	Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+	Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to this Annual Report on Form 10-K