Form 10-K/A
period 2005-12-31
GENSYM CORP
filed 2006-04-27
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act),     Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2005, of $15,584,322.

As of March 24, 2006 there were 7,447,153 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on March 24, 2006 is being filed to provide additional information required by Part III. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements or any of the other disclosure previously contained in Part I or Part II. Part IV is being amended to add new certifications in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our certificate of incorporation and by-laws provide that the number of directors constituting the entire board of directors shall be determined from time to time by resolution of the board of directors and that the board shall be divided into three classes, with no one class having more than one director more than any other class.

Set forth below are the names of each member of our board of directors, their ages, the year in which they first became directors, their principal occupations and employment during at least the past five years and the names of the other public companies of which they serve as a director.

Directors Whose Terms Expire at the 2006 Annual Meeting of Stockholders (Class I Directors)

Name and Period of Service as a Director	Age	Principal Occupation, Other Business Experience During The Past Five Years and Other Directorships
John A. Shane (1) (2) Director since 1995	73	Mr. Shane has been president of Palmer Service Corporation, a venture capital management company, since 1972. Mr. Shane has served as a director of Abt Associates, a private research and consulting firm, since 1967, and as its chairman since July 2005. Mr. Shane has also served as a member of the board of trustees of IXIS Advisor Funds (formerly The Investment Trust of Boston), a mutual fund company, since August 1983.

Thomas E. Swithenbank (1) (2) Director since 1997	61	Mr. Swithenbank has been a private investor since December 2001. Mr. Swithenbank served as our interim chief financial officer from March 25, 2002 until May 16, 2002. Mr. Swithenbank served as an executive vice president and chief financial officer of Techmar Communications, Inc., a business process outsourcing firm, from April 1999 to December 2001. Mr. Swithenbank served as an executive vice president of Pegasystems, Inc., a developer of communications software products, from August 1998 to April 1999. From 1990 until August 1998, Mr. Swithenbank served as president and chief executive officer of Harte-Hanks Data Technologies, a computer software and service company specializing in database marketing systems.

Directors Whose Terms Expire at the 2007 Annual Meeting of Stockholders (Class II Directors)

Name and Period of Service as a Director	Age	Principal Occupation, Other Business Experience During The Past Five Years and Other Directorships
Robert B. Ashton Director since 2005	46	Mr. Ashton has been a private investor in private and public technology companies since 1995 and is currently our largest stockholder. Prior to 1995, Mr. Ashton founded two database utility companies, Bridge Technology, which was sold to Peregrine Systems, and DB View, which was sold to VM Software. Mr. Ashton is also currently a director of segNET Technologies, Inc., a private company that provides advanced digital communications solutions.

Name and Period of Service as a Director	Age	Principal Occupation, Other Business Experience During The Past Five Years and Other Directorships
Lowell B. Hawkinson Director since 1986	63	Mr. Hawkinson has served as chairman of the board since August 2001 and as our president and chief executive officer since January 2006. Mr. Hawkinson had served as our chief technology officer from August 2004 to January 2006. Additionally, Mr. Hawkinson had previously served as our president and chief executive officer from August 2001 to August 2004, and had previously served as chairman, chief executive officer, treasurer and secretary from September 1986 to October 1999. From November 1999 to August 2001, Mr. Hawkinson was an independent consultant.

Directors Whose Terms Expire at the 2008 Annual Meeting of Stockholders (Class III Directors)

Name and Period of Service as a Director	Age	Principal Occupation, Other Business Experience During The Past Five Years and Other Directorships
David A. Smith (1) (2) Director since 2004	49	Mr. Smith has served as chairman and chief technology officer of Qwaq, Inc., a real-time broadband communication infrastructure company, since November 2005. He has also served as chief technology officer of 3Dsolve Inc., a simulation learning company, since July 2001, and has served as a consultant and chief architect for Croquet, an open source operating system, since August 2001. From January 1999 to July 2001, Mr. Smith was the chief executive officer of Timeline Computer Entertainment, an entertainment software company. In 1998 he co-founded and was director of Red Storm Entertainment, an entertainment software company. Mr. Smith was founder of Virtus Corporation, a 3D modeling and visualization software company, and served as its chief executive officer and chief technology officer from January 1990 to January 1999.

(1)	Member of the compensation and corporate governance committee.
(2)	Member of the audit committee.

Directors Emeritus

From time to time our company designates honorary Directors Emeritus in gratitude for valued service to Gensym provided by former directors and to acknowledge the contribution that those individuals have made to our company. Set forth below are the names of the individuals who currently serve as Directors Emeritus, their principal occupations and the years in which they served on the board of directors of our company.

Theodore Johnson served on our board of directors from 1986 to 2004. Mr. Johnson has been an independent venture investor since 1982.

Robert A. Degan served on our board of directors from 1999 to 2005. Mr. Degan has been a private investor since January 2000. From November 1998 to December 1999, Mr. Degan served as general manager of the Enhanced Services & Migration Unit (formerly Summa Four, Inc.) of Cisco Systems, Inc. From July 1998 to November 1998, Mr. Degan was chairman, president and chief executive officer of Summa Four, Inc. and from January 1997 to July 1998, Mr. Degan was president, chief executive officer, and a director of Summa Four, Inc. Mr. Degan is also a director of FlexiInternational Software, Inc., CaminoSoft Corp and Overland Storage, Inc.

Barry R. Gorsun served on our board of directors from 1998 to 2005. Mr. Gorsun has been a private investor since July 1998. Previously, Mr. Gorsun served with Summa Four, Inc. from 1983 until July 1998, including as chairman from July 1993 until July 1998 and chief executive officer from July 1990 until July 1993.

Frank Cianciotta served on our board of directors from 2003 to 2005. Mr. Cianciotta has served as the vice president of sales for NexJ Systems, Inc., a provider of electronic medical record software, since April 2006. Mr. Cianciotta has served as sales and marketing consultant for Groveware Technologies from March 2004 to February 2005. From June 2003 to February 2004, he served as consultant at Audienceview Software Inc. From March 2002 to May 2003, he served as vice president of international business development at Market Partners. From August 2001 to March 2002, Mr. Cianciotta acted as a private investor. From August 2000 to August 2001, he served as general manager of E.piphany Canada. From November 1999 to August 2000, he served as director of sales of Deloitte Consulting Canada. From September 1996 to September 1999, he served as the general manager of Siebel Systems Canada.

Code of Business Conduct and Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Commission. Directors, executive officers and 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, we believe that during 2005 our reporting persons complied with all Section 16(a) filing requirements.

Executive Officers

Our executive officers as of April 15, 2006 are as follows:

Name	Age	Position
Lowell B. Hawkinson	63	Chairman, President and Chief Executive Officer
Stephen D. Allison	60	Vice President, Finance, Chief Financial Officer and Treasurer
Carl D. Schultz	44	Vice President, Operations
Philippe C. Printz	42	Vice President, Engineering

Lowell B. Hawkinson has been chairman of the board since August 2001 and president and chief executive officer since January 2006. Mr. Hawkinson had served as chief technology officer from August 2004 to January 2006. Additionally, Mr. Hawkinson had previously served as chairman, president and chief executive officer from August 2001 to August 2004, and as chairman, chief executive officer, treasurer and secretary from September 1986 to October 1999. From November 1999 to August 2001, Mr. Hawkinson was an independent consultant.

Stephen D. Allison has served as vice president, finance, chief financial officer and treasurer since March 2004. From 2000 to 2003, Mr. Allison served as chief financial officer for Webhire, an Internet-based provider of solutions for human resources professionals. From 1997 to 2000, he served as chief financial officer of PRI Automation, a supplier of automation systems for the semiconductor industry. Previously, Mr. Allison held senior financial and operations management positions at Helix Technology, a developer of vacuum technology solutions, from 1995 to 1997, Behring Diagnostics, a clinical diagnostic company, from 1991 to 1995, and at Teradyne, Inc., a supplier of automatic test equipment, from 1974 to 1989.

Carl D. Schultz joined us in January 1995 and has served as vice president, operations since January 1999. From 1991 to 1995 he worked as director of software operations at Computervision Corporation, an international supplier of electronic product definition solutions. From 1983 to 1991, Mr. Schultz held a number of management positions at Prime Computer, a producer of minicomputers.

Philippe C. Printz has served us in a variety of roles since joining us December 1996, including vice president, engineering since April 2003, senior director, engineering from November 2002 through April 2003, director of application development from November 2001 to November 2002, and manager of product development from December 1999 to November 2001. From January 1989 to December 1996, Mr. Printz held a number of management positions in business development and engineering at the Bruker Companies, an international supplier of products for life science, biotechnical and process analytical applications.

Audit Committee

A current copy of the Audit Committee charter is posted on the Investors/Corporate Governance section of our website, www.gensym.com.

The members of the audit committee are Thomas E. Swithenbank (Chair), John A. Shane and David A. Smith. The board of directors has determined that each of the members of the audit committee is independent as defined under the rules of the NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The board of directors has also determined that Thomas E. Swithenbank is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth certain information required under applicable rules of the Securities and Exchange Commission about the compensation, for each of the last three fiscal years, of each person who served as our chief executive officer during 2005, and three other current executive officers whose total annual salary and bonus for fiscal year 2005 exceeded $100,000 and who were serving as our executive officers on December 31, 2005. We refer to the individuals listed in the following table as our named executive officers.

Summary Compensation Table

	Annual Compensation (1)			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options(#)	All Other Compensation ($)(2)
Lowell B. Hawkinson (3) Chairman and Chief Executive Officer	2005 2004 2003	207,708 275,000 261,250	37,500 165,465 20,000	— — —	10,074 9,377 10,169

Kim Mayyasi (4) Former President and Chief Executive Officer	2005 2004	280,208 93,782	45,832 0	— 300,000	12,361 6,541

Stephen D. Allison (5) Vice President, Finance and Chief Financial Officer	2005 2004	179,988 138,542	30,084 40,140	— 50,000	12,210 13,354

Carl D. Schultz (6) Vice President, Operations	2005 2004 2003	274,286 217,091 131,294	0 19,568 15,600	— — 21,200	12,849 13,456 12,604

Philippe C. Printz (7) Vice President, Engineering	2005 2004 2003	145,000 139,166 127,671	26,505 35,041 3,375	— — 22,800	14,656 14,168 13,475

(1)	In accordance with the Commission’s rules, we have omitted Other Annual Compensation in the form of perquisites and other personal benefits because the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total amount of annual salary and bonus for each executive officer for each fiscal year indicated.

(2)	In fiscal year 2005, All Other Compensation included the following amounts: (A) contributions we made under our 401(k) Plan for Messrs. Printz and Schultz in the amounts of $4,227, and $2,338, respectively; and (B) payments we made for health and dental benefits, life insurance, and long and short term disability insurance for Messrs. Hawkinson, Mayyasi, Allison, Printz and Schultz in the amounts of $10,074, $12,361, $12,210, $10,429 and $10,511, respectively.

In fiscal year 2004, All Other Compensation included the following amounts: (A) contributions we made under our 401(k) Plan for Messrs. Printz and Schultz in the amounts of $3,946, and $3,711, respectively; and (B) payments we made for health and dental benefits, life insurance, and long and short term disability insurance for Messrs. Hawkinson, Mayyasi, Allison, Printz and Schultz in the amounts of $9,377, $6,541, $13,354, $10,222 and $9,745, respectively.

In fiscal year 2003, All Other Compensation included the following amounts: (A) contributions we made under our 401(k) Plan for Messrs. Printz and Schultz in the amounts of $3,638 and $3,632, respectively; and (B) payments we made for health and dental benefits, life insurance, and long and short term disability insurance for Messrs. Hawkinson, Printz and Schultz in the amounts of $10,169, $9,837 and $8,972, respectively.

(3)	Mr. Hawkinson became Gensym’s chairman, president and chief executive officer on January 13, 2006. Mr. Hawkinson had served as chief technology officer from August 30, 2004 to January 13, 2006, and as president and chief executive officer from August 3, 2001 to August 30, 2004, and chief executive officer from September 1986 through October 1999.
(4)	Mr. Mayyasi joined Gensym as president and chief executive officer on August 30, 2004 and resigned as president and chief executive officer on January 13, 2006.
(5)	Mr. Allison joined Gensym as vice president, finance and chief financial officer on March 17, 2004.
(6)	Mr. Schultz became an executive officer in April 2002. In fiscal year 2005 Mr. Schultz’s Salary included $144,285 in sales commissions. In fiscal year 2004, Mr. Schultz’s Salary included $87,092 in sales commissions.
(7)	Mr. Printz became vice president, engineering in April 2003.

Stock Options

There were no stock options or stock appreciation rights granted to our named executive officers in 2005, and no stock options were exercised by the named executive officers in 2005.

The following table sets forth information regarding the number and value of unexercised options to purchase our common stock held by each of the named executive officers as of December 31, 2005.

Fiscal Year-End Option Values

	Number of Shares Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Lowell B. Hawkinson	260,000	—	391,800	—
Kim Mayyasi	100,000	200,000	7,000	14,000
Stephen D. Allison	16,667	33,333	14,167	28,333
Carl D. Schultz	75,334	7,066	98,543	9,019
Philippe C. Printz	33,200	10,600	44,945	13,330

(1)	The value of the unexercised in-the-money options is calculated by multiplying the number of shares of common stock underlying the option by the difference between $1.90 which was the closing price per share of our common stock on the OTC Bulletin Board on December 30, 2005, the last trading day of fiscal year 2005, and the applicable per share exercise price of the option.

Executive Employment and Severance Agreements

We currently have employment or severance agreements with two of our named executive officers, Lowell B. Hawkinson and Carl Schultz. We also had employment and severance agreements with Kim Mayyasi, our former president and chief executive officer.

We entered into an employment offer letter with Lowell Hawkinson in August 2004 defining the terms of his at-will employment as our chairman of the board, an executive position. In 2005 Mr. Hawkinson received an annual base salary of $180,000, which was determined by the recommendation of then chief executive officer, Mr. Mayyasi, and as was approved by the compensation committee of our board of directors. In connection with Mr. Mayyasi’s resignation from the board of directors and the termination of his employment with us, on January 27, 2006, we entered into a new employment letter agreement with Mr. Hawkinson defining the terms of his at-will employment with us as president and chief executive officer. Under the terms of the new employment letter agreement, Mr. Hawkinson will receive an annual base salary of $287,500 and will participate in a bonus plan with an annual incentive bonus of up to 50% of his annual base salary. The employment letter agreement provides that Mr. Hawkinson’s 2006 bonus will become immediately payable upon a change of control of Gensym. The new employment letter agreement terminated the August 2004 employment offer letter between us and Mr. Hawkinson.

We entered into an employment offer letter with Kim Mayyasi in August 2004 defining the terms of his at-will employment as our president and chief executive officer. During the fiscal year ended December 31, 2005, Mr. Mayyasi received an annual base salary of $287,500 and received a bonus of $45,832. Also in August 2004, we granted to Mr. Mayyasi an option to purchase 300,000 shares of our common stock, with an exercise price per share of $1.83 per share, and entered into a stock option agreement with Mr. Mayyasi to evidence the option grant. The option was to vest in three equal annual installments, commencing August 30, 2005, and vested fully upon a change of control.

We entered into severance benefits agreements with each of Messrs. Hawkinson and Mayyasi in August 2004. Under the terms of the severance benefits agreements, neither Mr. Hawkinson nor Mr. Mayyasi was entitled to severance benefits if his employment is terminated for cause, as a result of his death or disability or due to his own resignation. Cause is defined in the severance benefits agreements as (1) a good faith finding by our board of directors of the material failure to perform assigned duties for us, provided that the deficiencies have not been cured within thirty days notice, (2) a good faith finding by our board of directors of dishonesty, gross negligence or misconduct in the carrying out of assigned duties, or (3) the indictment or conviction of, or the entry of a pleading of guilty or nolo contendere to, any crime involving moral turpitude or any felony. Pursuant to Mr. Mayyasi’s severance benefits agreement, in the event that Mr. Mayyasi was discharged from employment by us without cause, he was entitled to receive his base salary in effect on the date his employment is terminated and certain other benefits for a severance period of one year. Since Mr. Mayyasi resigned in January 2006, the severance benefits agreement was terminated without payment of any benefits.

During the fiscal year ended December 31, 2005 pursuant to Mr. Hawkinson’s severance benefits agreement, in the event that Mr. Hawkinson was discharged from employment by us without cause, he was then entitled to receive severance pay based on an annual base salary of $275,000 and certain other benefits for a severance period of between six and eighteen months, depending on when his employment was terminated. In January 2006, in connection with Mr. Hawkinson becoming our president and chief executive officer, we entered into a new severance benefits agreement with Mr. Hawkinson. Pursuant to the new severance benefits agreement, in the event that Mr. Hawkinson is discharged from employment by us without cause (as defined in the new severance benefits agreement), he will be entitled to receive his base salary in effect on the date his employment is terminated and certain other benefits for a severance period of one year. Under the terms of the severance benefits agreement, Mr. Hawkinson is not entitled to severance benefits if his employment is terminated for cause, as a result of his death or disability or due to his own resignation. The new severance benefits agreement terminated the August 2004 severance benefits agreement between Mr. Hawkinson and us.

We entered into a severance benefit agreement with Carl Schultz in September 1999. Pursuant to the severance benefits agreement, in the event that we discharge Mr. Schultz from employment without cause, he will be entitled to receive his base salary in effect on the date his employment is terminated and certain other benefits for a severance period of six months. Under the terms of the severance agreement, Mr. Schultz will not be entitled to severance benefits if his employment is terminated for cause, as a result of his death or disability or due to his own resignation. Cause is defined in the severance benefits agreement as (1) a good faith finding by our board of directors of the material failure to perform assigned duties for us, (2) a good faith finding by our board of directors of dishonesty, gross negligence or misconduct in the carrying out of assigned duties, or (3) the conviction of, or the entry of a pleading of guilty or nolo contendere to, any crime involving moral turpitude or any felony.

Compensation and Corporate Governance Committee Interlocks and Insider Participation

The current members of the compensation and corporate governance committee are David A. Smith (Chair), John A. Shane and Thomas E. Swithenbank. No member of the compensation committee was at any time during 2005, or formerly, an officer or employee of our company or any of our subsidiaries. No member of our compensation committee had any relationship with us during 2005 requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

None of our executive officers has served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation of Directors

We pay our non-employee directors $12,000 annually, plus $1,000 for physical attendance at each meeting of the board of directors or $500 for participation in a board meeting telephonically. Non-employee directors also receive a $2,500 quarterly retainer for each committee on which the director serves. Non-employee directors are also eligible to receive stock options.

In July 2003, the board of directors approved the temporary reduction of the board’s cash compensation by 10% in conjunction with the temporary reduction of the salaries of senior management. The salaries of our executive officers were restored in April 2004, retroactive to January 1, 2004. Also in April 2004, the board of directors approved the restoration of the board’s cash compensation to pre-reduction levels, retroactive to January 1, 2004.

From January 1, 2003 until March 2006, each of our non-employee directors were required to receive 10%, and were able to elect to receive up to 100%, of his board compensation in shares of our common stock in lieu of cash. Beginning in March 2006 there will no longer be any stock-based component to director compensation.

Prior to January 1, 2005, upon initial election as a director, each non-employee director was entitled to receive a nonstatutory option to purchase 10,000 shares of our common stock and on the first day of each calendar quarter each non-employee director was entitled to receive an option to purchase 5,000 shares. Since January 1, 2005, upon initial election as a director, each non-employee director is entitled to receive a nonstatuory option to purchase 10,000 shares of our common stock on and the first day of each calendar quarter each non-employee director is entitled to receive an option to purchase 2,500 shares.

Beginning in March 2006, the initial and quarterly option grants to directors will no longer be granted to any director if and to the extent the grant would cause the director’s total number of shares and options (whether or not vested and regardless of exercise price) to exceed 100,000 shares. All options granted to directors are granted at an exercise price equal to the fair market value of our common stock on the date of the grant, are immediately exercisable and are exercisable for up to 10 years from the date of grant.

Effective March 31, 2006, options will no longer be granted to any non-employee director (1) who owns 5% or more of Gensym’s outstanding common stock or (2) if and to the extent the grant would cause the total number of shares subject to options ever granted by Gensym to the non-employee director, excluding options that expired without exercise at a time when the exercise price exceeded the market price of Gensym’s common stock, to exceed 100,000 (subject to adjustment for stock-splits, dividends and similar events).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table, except as otherwise noted, sets forth information about the beneficial ownership of our common stock as of April 15, 2006 by:

•	the stockholders we know to beneficially own more than 5% of our outstanding common stock;

•	each of our current directors;

•	our chief executive officer and the other named executive officers; and

•	all of our current directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based upon voting or investment power over the securities. Unless otherwise indicated, each person or entity listed in the table has sole voting and investment power with respect to all shares listed as owned by such person or entity. The inclusion of shares in the table does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of the shares. Unless otherwise noted, the address of each person listed in the table is: c/o Gensym Corporation, 52 Second Avenue, Burlington, MA 01803.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(%)(2)
5% Stockholders:
Johan H. Magnusson (3) 275 Grove Street, Newton, MA 02460	970,000	13.02

Directors and Executive Officers:
Robert B. Ashton (4)	1,322,811	17.73
Lowell B. Hawkinson (5)	667,129	8.64
Kim A. Mayyasi (6)	101,175	1.34
John A. Shane (7)	140,375	1.86
David A. Smith (8)	43,171	*
Thomas E. Swithenbank (9)	120,286	1.59
Stephen D. Allison (10)	35,872	*
Philippe C. Printz (11)	52,686	*
Carl D. Schultz (12)	87,918	1.17
All current directors and executive officers as a group (9 persons) (13)	2,571,423	31.34

*	Less than 1% of outstanding shares of common stock
(1)

The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission (the “Commission”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the Commission’s rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 15, 2006 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2)	Number of shares deemed outstanding includes 7,450,153 shares of Gensym common stock outstanding as of April 15, 2006 and any options for shares that are exercisable by such beneficial owner within 60 days after April 15, 2006.
(3)	Beneficial ownership, as of November 12, 2003, as reported on Amendment to Form 4 filed with the Commission on December 2, 2003.
(4)	Includes 12,500 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(5)	Includes 12,000 shares of common stock held by Mr. Hawkinson’s adult children, as to which shares Mr. Hawkinson disclaims beneficial ownership. Also includes 270,000 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(6)	Includes 100,000 shares of common stock subject to an outstanding stock option that is exercisable within the 60-day period following April 15, 2006.
(7)	Includes 3,405 shares held by Palmer Service Corporation, of which Mr. Shane is the President and sole stockholder. Mr. Shane disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 92,500 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(8)	Includes 30,000 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(9)	Includes 100,000 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(10)	Includes 33,334 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(11)	Includes 38,700 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(12)	Includes 83,134 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.
(13)	Includes an aggregate of 760,168 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following April 15, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets for information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by stockholders	1,667,624	$1.41	133,347	(2)
Equity compensation plans not approved by stockholders (3)	300,000	$1.83	0
Total	1,967,624	$1.62	133,347

(1)

In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2005, shares under the 1997 Stock Incentive Plan and shares under the 2000 Stock Incentive

Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.
(2)	Includes 25,078 shares issuable under the 1997 Stock Incentive Plan and 108,269 shares issuable under the 2000 Stock Incentive Plan.
(3)	In August 2004, in connection with the hiring of Mr. Mayyasi as our president and chief executive officer, the board of directors approved the grant of an option to Mr. Mayyasi for 300,000 shares of common stock at an exercise price of $1.83 per share. This option was to vest in three equal installments beginning on the first anniversary of the date of grant and expiring on the earlier of August 29, 2014 or three months after Mr. Mayyasi ceased to be an employee or officer of, or consultant or advisor to, us. Since Mr. Mayyasi’s resignation as an employee of Gensym became effective on January 27, 2006, this option will expire on April 27, 2006.

In January 2006, in connection with the hiring of Mr. Hawkinson as our president and chief executive officer, the board of directors approved the grant of an option to Mr. Hawkinson for 300,000 shares of common stock at an exercise price of $1.80 per share. This option vests in three equal installments beginning on the first anniversary of the date of grant and expires on the earlier of January 13, 2007 or three months after Mr. Hawkinson ceases to be an employee or officer of, or consultant or advisor to, us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Executive Employment and Severance Agreements” for information relating to the employment and severance agreements that we have entered into with our named executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees and Other Matters

The following table sets forth information regarding fees billed for services rendered by Vitale, Caturano & Company, Ltd., our current registered public accounting firm, for the fiscal years ended December 31, 2005 and December 31. 2004, and fees for services rendered by PricewaterhouseCoopers LLP, our previous registered public accounting firm, for the fiscal year ended December 31, 2004.

Fee Category	Amount Billed by Vitale, Caturano & Company, Ltd. in 2005	Amount Billed by Vitale, Caturano & Company, Ltd. in 2004	Amount Billed by PricewaterhouseCoopers LLP in 2004
Audit Fees	$173,500	$147,500	$133,820
Audit-Related Fees	—	$2,000	—
Tax Fees	$24,000	$20,000	$12,885
All Other Fees	—	—	—

Total Fees	$197,500	$169,500	$146,705

Audit Fees

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q, international statutory audits, and accounting consultations that relate to the audited financial statements and are necessary to comply with generally accepted auditing standards.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to audits of employee benefit plans, specific internal control process reviews and consultations regarding internal controls, financial accounting and reporting standards.

Tax Fees

Tax fees consist of fees billed for professional services related to tax compliance services, including the preparation of tax returns for our expatriates, international tax returns, tax advice and assistance with international tax audits.

Pre-Approval Policy and Procedures

The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The audit committee has also delegated to the chairman of the audit committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by a member of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee. During fiscal year 2005, no services were provided to us by Vitale, Caturano & Company, Ltd. or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION (Registrant)

Dated: April 27, 2006	By:	/s/ LOWELL HAWKINSON
Lowell Hawkinson Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 1997)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.1+	1987 Stock Plan, as amended to date (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.2+	1994 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.3+	1995 Employee Stock Purchase Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement filed on April 6, 1998)

10.4+	1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.5+	Amendment No. 3 to 1995 Employee Stock Purchase plan (Incorporated by reference to the Registrants Definitive Proxy Statement on Schedule 14A filed on April 24, 2000)

10.6	Amended and Restated Registration Rights Agreement, dated as of August 12, 1991, by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.7#	Distribution Agreement, dated as of January 1, 1995, by and among the Registrant, Itochu Corporation and Itochu Techno-Science Corporation (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.8+	1997 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.9	Rights Agreement, dated as of April 8, 1997, between the Registrant and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997)

10.10+	Severance and Settlement Agreement and Release, dated June 24, 1999, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11	Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordblom and Peter C. Nordblom, as Trustees (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2000)

10.12	First Amendment of Lease, dated December 20, 2005, by and between N.W. Building & Trust and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2005)

10.13+	2000 Stock Incentive Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2004)

10.14+	Severance Agreement, dated September 9, 1999, between Gensym Corporation and Carl Schultz (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.15+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

Exhibit No.	Description
10.16+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

10.17+	Stock Option Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.19+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.20+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.21+	Description of Compensation Arrangements for Non-Employee Directors (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22	Agreement, dated as of April 21, 2005, by and between the Registrant and Cianciotta Holdings, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005)

10.23	Agreement effective September 1, 2005 by and between the Registrant and Market-Partners, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

21	Subsidiaries of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

23.1	Consent of Vitale, Caturano & Company, Ltd (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

23.2	Consent of PricewaterhouseCoopers LLP (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

Notes

*	Filed herewith.
#	Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+	Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to the Annual Report on Form 10-K