Form 10-Q
period 2006-03-31
GENSYM CORP
filed 2006-05-12
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):

Large	Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2006 there were 7,470,653 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,236	$3,176
Accounts receivable, net of allowance for doubtful accounts of $44 at March 31, 2006 and $48 at December 31, 2005	3,600	3,987
Prepaid and other current assets	339	336

Total current assets	7,175	7,499

Property and equipment, net	593	599
Deposits and other assets	126	153

Total assets	$7,894	$8,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542	$495
Accrued expenses	1,448	1,533
Current portion of capital lease obligations	99	101
Deferred revenue	4,744	4,740

Total current liabilities	6,833	6,869

Capital lease and other long-term liabilities, net of current portion	194	179
Long-term deferred revenue	330	206

Total liabilities	7,357	7,254

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value—Authorized 2,000,000 shares issued and outstanding—none	—	—
Common stock, $.01 par value—Authorized—20,000,000 shares issued—7,782,522 and 7,773,222 shares in 2006 and 2005 respectively Outstanding—7,450,153 and 7,429,541 shares in 2006 and 2005, respectively	78	78
Capital in excess of par value	22,225	22,148
Treasury stock—332,369 shares in 2006 and 343,681 shares in 2005 at cost, respectively	(1,240)	(1,282)
Accumulated deficit	(20,513)	(19,916)
Accumulated other comprehensive income	(13)	(31)

Total stockholders’ equity	537	997

Total liabilities and stockholders’ equity	$7,894	$8,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months ended March 31,
	2006	2005
Revenues:
Product	$1,663	$2,294
Services	2,261	2,849

Total revenues	3,924	5,143

Cost of revenues:
Product	131	149
Services	993	1,198

Total cost of revenues	1,124	1,347

Gross profit	2,800	3,796

Operating expenses:
Sales and marketing	1,304	1,407
Research and development	961	1,037
General and administrative	1,097	1,140

Total operating expenses	3,362	3,584

Operating (loss) income	(562)	212
Other (expense) income
Interest income	1	11
Interest expense	(5)	(13)
Other (expense) income, net	(7)	(3)

Other expense, net	(11)	(5)

(Loss) income before provision for income taxes	(573)	207
Provision for income taxes	2	16

Net (loss) income	$(575)	$191

Basic (loss) earnings per share	$(0.08)	$0.03
Diluted (loss) earnings per share	$(0.08)	$0.02

Basic weighted average common shares outstanding	7,437	7,264
Diluted weighted average common shares outstanding	7,437	8,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(575)	$191
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	121	137
Non-cash compensation	94	15
Provision for bad debt	(3)	—
Changes in assets and liabilities:
Accounts receivable	393	(69)
Prepaid expenses and other current assets	(1)	(248)
Accounts payable	46	80
Accrued expenses	(94)	85
Deposits and other assets	—	83
Deferred revenue	126	74
Other liabilities	40

Net cash provided by operating activities	147	348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(93)	(42)
Decrease (increase) in other assets	8	(40)

Net cash used in investing activities	(85)	(82)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(27)	(20)
Proceeds from exercise of stock options and issuance of common stock under stock plans	3	—

Net cash used in financing activities	(24)	(20)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	22	23
NET INCREASE IN CASH AND CASH EQUIVALENTS	60	269
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,176	2,927

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,236	$3,196

Cash paid for income taxes	$—	$20

Cash paid for interest	$5	$4

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are necessary to present fairly our consolidated financial position as of March 31, 2006 and December 31, 2005 and our results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 24, 2006. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the three-month period ended March 31, 2006, we incurred operating and net losses, but realized positive cash flow. During the year ended December 31, 2005, we realized an operating and overall loss, but achieved positive cash flow. This was in contrast to the year ended December 31, 2004 and the first six months of 2005, when we maintained operating and overall profitability. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to restore growth and profitability in 2006 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three-month periods ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net (loss) income	$(575)	$191
Other comprehensive income (loss):
Foreign currency translation adjustment	18	(66)

Comprehensive (loss) income	$(557)	$125

4. Net (Loss) Income Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net (loss) income per share (in thousands):

	Three months ended March 31,
	2006	2005
Weighted average common shares outstanding	7,437	7,264
Additional dilutive common stock equivalents	—	1,173

Diluted weighted average shares	7,437	8,437

For the three-month periods ended March 31, 2006 and 2005, options to purchase 1,774,690 and 197,459 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share. In the 2006 period, the shares were anti-dilutive because we had a net loss for the period. In the corresponding period in 2005, the shares were anti-dilutive because the options’ exercise prices were greater than the average market price of the common stock.

5. Stock Based Compensation

The Company issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stockholder approved stock option plans.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no compensation expense was required to be recognized as long as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the provisions of SFAS No. 123R, the Company recognizes the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of the Company’s stock compensation is accounted for as an equity instrument and there have been no liability awards granted.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in the Company’s previous filings. Accordingly, prior period financials have not been restated. Under the provisions of SFAS 123R, the Company recorded $94,000 of stock-based compensation on its consolidated condensed statements of operations for the three months ended March 31, 2006, including $10,000 of compensation related to the issuance of 5,306 shares of common stock to the Company’s board of directors members. The stock-based compensation for the three months ended March 31, 2006 is included in the following expense categories (in thousands):

Three Months Ended March 31, 2006
Cost of service and other	$3
Selling and marketing	8
Research and development	6
General and administrative	77

$94

The net impact of adopting the new accounting guidance for the three months ended March 31, 2006 was as follows:

	For the three months ended March 31, 2006
($ in thousands, except per share data)	Upon Adoption SFAS No. 123R	If SFAS No. 123R had not been adopted
Net loss	$(575)	$(481)
Basic loss per share	$(0.08)	$(0.07)
Diluted loss per share	$(0.08)	$(0.07)

The adoption of SFAS No. 123R had no effect on cash flow from operations for the three months ended March 31, 2006.

No compensation expense related to stock-based grants was recorded in the Company’s consolidated statement of operations for the three months ended March 31 2005, because all of the shares granted through that date had an exercise price equal to the market value of the underlying stock on the date of grant. Prior period results have not been restated with the adoption of SFAS No. 123R.

SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the prior-year period (in thousands, except per share data).

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2005
Net income attributable to common shareholders—
As reported	$191
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	65
Add: Stock-based compensation expense included in reported net income	—

Pro forma	$126

Net income attributable to common shareholders per share—Basic
As reported	$0.03
Pro forma	0.02

The Company’s pro-forma results for the three months ended March 31, 2005 included $15,000 of stock-based compensation related to the issuance of 4,260 shares of common stock to the Company’s board of directors members.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans were $1.80 for the three months ended March 31, 2006 as compared to $4.05 for the same period in 2005, using the following assumptions:

	Upon adoption March 31, 2006	Prior to adoption March 31, 2005
Average risk free interest rates	4.75%	4.26%
Expected dividend yield	None	None
Expected life	7 Years	7 Years
Expected volatility	130%	139%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is based upon interpolation of various U.S. Treasury rates on the date of grant. The expected life is based upon historical experience.

Based on the Company’s historical voluntary turnover rates, an annualized estimated forfeiture rate of 6% has been used in calculating the recorded expense. Under the true-up provisions of SFAS No. 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding stock options for the three months ended March 31, 2006, were as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005	1,667,624	$1.40
Granted	330,000	1.80
Exercised	(9,300)	0.58
Forfeited	(213,634)	1.93

Outstanding at March 31, 2006	1,774,690	$1.42	6.81	$1,473

Exercisable at March 31, 2006	1,339,326	$1.38	6.16	$1,165

At March 31, 2006, there was $474,000 of unrecognized compensation cost related to non-vested awards, which we expect to recognize over a weighted-average period of 2 years.

Total intrinsic value of options exercised for the three months ended March 31, 2006 and March 31, 2005 were $12,000 and $0, respectively.

6. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three months ended March 31,
	2006	2005
United States	44%	46%
Canada	10%	7%
Sweden	7%	9%
Italy	7%	1%
United Kingdom	5%	5%
Germany	5%	2%
Switzerland	1%	8%
Asia	6%	8%
Rest of Europe	9%	8%
Rest of World	6%	6%
	100%	100%

Revenues from one customer represented 13% of total revenues for the three months ended March 31, 2006 and 21% of total revenues for the three months ended March 31, 2005.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our long-lived assets, net of depreciation and amortization, as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
United States	$531	$527
Europe	62	72

Total	$593	$599

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used herein, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management or us, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth in Item 1A of Part II under the caption “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should an underlying assumption prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

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

The following is the breakdown of revenue by product and service revenue:

	Three months ended March 31,
	2006	2005
Product license sales	42%	45%
Consulting and educational services	17%	21%
Customer support services	41%	34%
Total	100%	100%

Prices for our products are generally denominated in U.S. dollars or Euros. Telecommunications, the U.S. Government, particularly the Department of Defense, manufacturing, transportation, and the chemical, oil and gas industries are major markets for us. We have several significant OEM partners, among them Siemens, Ericsson, and Motorola.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2005. Our critical accounting policies, as detailed in our Form 10-K for the year ended December 31, 2005, have not changed during the three-month period ended March 31, 2006 except for the adoption of Statement of Financial Standard No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R) is fully explained in footnote 5 to the financial statements.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three months ended March 31,
	2006	2005
REVENUES:
Product	42%	45%
Services	58%	55%

Total revenues	100%	100%

COST OF REVENUES:
Product	4%	3%
Services	24%	23%

Total cost of revenues	28%	26%

Gross margin	72%	74%

OPERATING EXPENSES:
Sales and marketing	33%	28%
Research and development	25%	20%
General and administrative	28%	22%

Total operating expenses	86%	70%

Operating (loss) income	(14)%	4%
OTHER INCOME (EXPENSES), NET	(1)%	0%

(Loss) income before provision for income taxes	(15)%	4%
PROVISION FOR INCOME TAXES	0%	0%

Net (loss) income	(15)%	4%

Three-month period ended March 31, 2006

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

We derive revenues from US and international customers. Revenues for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31, (in thousands)
	2006		2005
US	$1,734	44%	$2,360	46%
International	2,190	56%	2,783	54%

	3,924		5,143

The overall decrease in US revenues was the result of a $0.5 million decrease in service revenues between the three-months ended March 31, 2006 and the same period in 2005, as contracts expired and renewals were delayed and a decrease in license revenue of $0.2 million. The decrease in international revenues was primarily a result of a $0.5 million decline in license sales from the three-month period ended March 31, 2006 and the respective period in 2005, and a $0.1 million decline in service revenues from the three-month period ended March 31, 2006 and the respective period in 2005, as a result of service contracts that were performed in 2005 that were not repeated in 2006.

Our worldwide product and service revenues for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31, (in thousands)
	2006		2005
Product	$1,663	42%	$2,294	45%
Service	2,261	58%	2,849	55%

Total	3,924		5,143

Product revenues for the three months ended March 31, 2006 decreased by $0.6 million, or 28%, as compared to the same period in 2005 due to a reduction in license bookings.

Services revenues for the three months ended March 31, 2006 decreased $0.6 million, or 21%, as compared to the same period in 2005. This decrease was mainly attributable to a reduction in customer support services and a decrease in consulting and training orders during the quarter, which were not offset by new consulting projects scheduled to start during the quarter.

One customer accounted for 13% and 21% of revenues for the three-month periods ended March 31, 2006 and 2005, respectively.

    Cost of Revenues

Cost of revenues primarily consist of consulting labor, technical support costs, general office expenses, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31, (in thousands)
	2006	2005
Product	$131	$149
Service	993	1,198

Total	1,124	1,347

Product costs remained relatively consistent for the three months ended March 31, 2006 as compared to the same period in 2005 because production costs do not fluctuate in proportion to the decrease in license sales.

Service costs decreased $0.2 million, or 17%, for the three months ended March 31, 2006 as compared to the same period in 2005. This decrease was primarily attributable to the decreased use of contractors that were not needed based on the lower level of consulting services provided.

Gross margin percentages for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31,
	2006	2005
Product	92%	94%
Service	56%	58%

Total	72%	74%

Our gross margin on product decreased from 94% to 92% during the three-month period ended March 31, 2006 as compared to the same period in 2005. This decrease in gross margin reflects that our product expenses did not decrease in proportion with the decrease in product revenue. Our product expenses do not necessarily decrease when there is a decrease in our revenues because product costs generally consist of fixed labor and facility costs.

Our gross margin on service decreased from 58% to 56% for the three-month period ended March 31, 2006 as compared to the same period in 2005. Our service expenses do not necessarily decrease when there is a decrease in our revenues because service costs are generally fixed labor, contractor and facility costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended March 31, 2006 were $1.3 million, a decrease of $0.1 million, or 7%, as compared to the same period in 2005. The decrease was primarily attributable to a $0.1 million decrease in commissions due to lower sales, a $0.1 million decrease in personnel, partially offset by a $0.1 million increase in marketing programs as a result of our annual user conference in March 2006.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Expenditures include research and support of the existing G2 product line and, in the three months ended March 31, 2005 included the development of the software reasoning platform, TrueManage in 2005 that was not continued in 2006. Total research and development expenses for the three months ended March 31, 2006 were $1.0 million, unchanged from the same period in 2005.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended March 31, 2006 remained unchanged from the same period in 2005 at $1.1 million. The expenses for the 2006 period included a $0.1 million increase in personnel expenses such as bonus and stock-based compensation expenses under SFAS No. 123R partially off set by a decrease of $0.1 million for a severance settlement in 2005 that was not repeated in 2006.

Other Income, Expense

Other expense, net for the three months ended March 31, 2006 was $10,000, compared to other expense, net of $5,000 for the same period in 2005. The decrease is primarily due to foreign exchange rate fluctuations.

Income Taxes

Our provision for income taxes results from income tax credits in the US offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but do not have operating loss carry forwards to reduce tax obligations. Provision for income taxes for the three months ended March 31, 2006 was $2,000, compared to $16,000 for the same period in 2005. The decrease in the tax expense for the three months ended March 31, 2006 is primarily attributable to the net loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

Our March 31, 2006 cash and cash equivalents were $3.2 million, an increase of $0.1 million from December 31, 2005.

For the quarter ended March 31, 2006, we had $0.1 million provided by operating activities offset by $0.1 million used in investing activities and $24,000 used in financing activities.

We reported $0.1 million and $0.3 million of cash flow from operations for the three months ended March 31, 2006 and 2005, respectively. The difference was primarily a result of $0.7 million of lower profits offset by $0.5 million from improved accounts receivable collections and lower operating cash outflows of $0.2 million as accrued expenses increased.

Cash flows used in investing activities were consistent at $0.1 million for both three-month periods ended March 31, 2006 and 2005 and were primarily used for purchases of property and equipment.

Cash flows used in financing activities were consistent at $24,000 for both three-month periods ended March 31, 2006 and 2005 and were primarily used for principal payments on capital lease obligations.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at March 31, 2006 are as follows:

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2006	$466	84
2007	557	102
2008	514	13
2009	388	—
2010	385	—
Thereafter	107	—

Total minimum lease payments	$2,417	$199
Less: Amount representing interest		16

Present value of minimum lease payments		183
Less: Current portion		99

Long-term portion of capital lease obligation		$84

Litigation

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of March 31, 2006, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2006, 2005 or 2004. During the three months ended March 31, 2006 and 2005, respectively, we reissued 11,312 and 4,260 shares of common stock to employees and non-employee directors. As of March 31, 2006, 332,369 shares remained in treasury at a cost of $1,239,736.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March

2005, July 2005 and May 2006 we extended the agreement for additional six-month increments. The contract currently expires on July 8, 2006. The agreement calls for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. We made no payments to Integration Objects, Inc. during three-months ended March 31, 2006. At March 31, 2006 we had unpaid royalties of $39,432 due Integration Objects, Inc.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners, Inc. provided business development and sales consulting services to us, which services were provided by Mr. Cianciotta who was a subcontractor for Market Partners, Inc. We agreed to pay Market Partners, Inc. $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement with Market Partners, Inc. effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners, Inc. a total of $44,686 for the three months ending March 31, 2006 pursuant to these consulting agreements. At March 31, 2006 we had no unpaid consulting fees to Mr. Cianciotta or Market Partners, Inc.

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts, we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At March 31, 2006, substantially all of our funds were in demand deposit accounts.

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

ITEM 4. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 1A.	Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

We have a history of operating losses, and we may not be profitable.

We incurred operating losses for the first quarter of 2006 and for three of the five years ended December 31, 2005. In August 2001, we announced a strategic restructuring of our company that included a 40% reduction in workforce, a realignment of our software and services product lines, and a renewed focus on our existing customers. With the restructuring, we achieved profitability for each fiscal quarter of 2002 and for the year ended December 31, 2002. We incurred operating losses in each of the first three quarters of 2003 but achieved profitability in the fourth quarter of 2003, and for each quarter of 2004. We were profitable for the first, second and fourth quarters of 2005 and had an operating loss for the third quarter of 2005 that caused us to incur an operating loss for 2005. As of March 31, 2006, our accumulated deficit was $20.3 million. Our ability to achieve and maintain profitability is dependent on continued revenues from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we achieve profitability, we cannot assure that we can sustain profitability on a quarterly or annual basis.

We are increasingly reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected.

We rely on maintenance contract renewals for a significant percentage of our revenues, as renewed software maintenance fees have represented 33%, 35% and 44% of our total revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Software maintenance fees represented 33% of the total revenues for the three months ended March 31, 2006. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 62%, 49% and 56% of our product revenues in years ended December 31, 2005, 2004 and 2003, respectively. Sales of our products by channel partners represented 50% of our total sales for the three months ended March 31, 2006. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our international revenues represented 55%, 50%, and 54% of our total revenues for years ended December 31, 2005, 2004, and 2003, respectively. Our international revenues represented 56% of our total revenues for the three months ended March 31, 2006. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

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

We developed a pre-release version of a new software reasoning platform, TrueManage, designed for handheld computing devices and targeted at application markets not currently addressed by our G2 and G2-based products. We have also prototyped a TrueManage application product called LifeVisor, a cell phone device for self-management of chronic conditions such as diabetes and obesity. Development of TrueManage and LifeVisor is complex, requiring specialized technical expertise. The targeted handheld computing markets experience rapid advancements in related technologies and applications. Our strategy was to distribute these products, particularly LifeVisor, through other companies that have significantly larger presence and scale in the targeted markets than we do. We found that it would require significant funding to develop, launch, and build distribution channels for TrueManage and LifeVisor and have therefore suspended development. There can be no assurance that we will be able to successfully complete the development of TrueManage and LifeVisor in the future. Our ability to use this technology and realize a return on this investment may be limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of March 31, 2006, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2006, 2005 or 2004. The following table provides information about purchases by the company during the quarter ended March 31, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased during Period (1)	Average Price Paid per Share	Total Number of Shares Purchased since Adoption of Program as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
01/01/06-01/31/06	0	$—	501,300	148,700
02/01/06-02/28/06	0	—	501,300	148,700
03/01/06-03/31/06	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

ITEM 6. Exhibits

The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
10.1	Employment Offer Letter, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

10.2	Stock Option Agreement, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

10.3	Severance Benefits Agreement, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION (Registrant)

Dated: May 11, 2006	/s/ STEPHEN D. ALLISON
Stephen D. Allison Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Offer Letter, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

10.2	Stock Option Agreement, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

10.3	Severance Benefits Agreement, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.