Form 10-Q/A
period 2006-03-31
GENSYM CORP
filed 2007-06-06
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to Form 10-Q

on

FORM 10-Q/A

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 0-27696

GENSYM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2932756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52 Second Avenue

Burlington, MA 01803

(Address of principal executive offices)

Telephone Number (781) 265-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2007 there were 7,878,404 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

EXPLANATORY NOTE

In this Amendment No. 1 to Quarterly Report on Form 10-Q/A we are restating our financial statements for the fiscal quarter ended March 31, 2006. In our Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years ended December 31, 2005 and 2004 and each of the quarters in fiscal year 2005, and we believe these reflect all required restatement adjustments. We do not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the first quarter of 2006. Accordingly, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for 2000 through 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the restated financial statements for the first quarter of 2006 and the year 2005 included in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 should be relied upon. For a detailed discussion of the effect of the restatements, see Note 3, “Restatement of Previously Issued Financial Statements,” included in Part I, Item 1 and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Previously Issued Financial Statements” and in our consolidated financial statements.

We have identified and reported “material weaknesses” to the Audit Committee of our Board of Directors and Vitale, Caturano & Company, Ltd., our independent registered public accounting firm. Please see “Item 4. Controls and Procedures” in Part I for a description of these matters, and of the measures that we have implemented to date, as well as additional steps we plan to take to strengthen our controls.

We are also recording adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2005 and for the first quarter of 2006, the cumulative effects of which are summarized in the table below. The financial statements for 2003, 2002, 2001 and 2000 have not been audited. The restatements for all periods described in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, include adjustments arising from an internal review of our accounting practices with respect to three areas:

•	revenue recognition for certain software license and service agreement transactions;

•	stock option practices and related stock-based compensation expense; and

•	other accounting adjustments, including foreign tax filing errors and accounting timing adjustments.

In May 2006, our management notified our Audit Committee of the Board of Directors of concerns relating to our revenue recognition accounting for certain software license and service agreements. The Audit Committee initiated an internal review of our revenue recognition accounting practices, notified our independent public accounting firm and engaged outside legal counsel and outside accounting specialists to assist with its review.

On July 14, 2006, as a result of these investigations, the Audit Committee concluded, in consultation with and upon the recommendation of management, that previously issued financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2004 and 2005 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2005 and March 31, 2006, and all of our related earnings releases and similar communications relating to all such fiscal periods, should no longer be relied upon.

On August 14, 2006, November 13, 2006 and May 22, 2007 we filed Forms 12b-25 with the Securities and Exchange Commission stating that we would be unable to file timely quarterly reports of Form 10-Q for the fiscal quarters ended June 30, 2006, September 30, 2006 and March 31, 2007, respectively. On April 3, 2007, we filed a Form 12b-25 stating that we would be unable to file timely our annual report on Form 10-K for the year ended December 31, 2006.

In the November 13, 2006 filing, we stated that the scope of the Audit Committee’s investigation had been expanded to include software license and services agreements entered into from 2000 to 2004. We also reported that the expanded scope included a self-initiated review of historical stock option grant practices and related accounting treatment. This review was conducted under the direction of a special committee of our Board of Directors, with the assistance of outside legal counsel and outside accounting specialists.

During the course of the reviews described above, foreign tax filing errors and certain accounting timing adjustments were also identified. For example, we were notified in 2006 by Dutch tax authorities of errors in the tax returns of our Dutch subsidiary, Gensym BV, for 2003 and 2004 which when corrected entitled us to a refund of taxes previously paid. We also identified several intercompany items related to the financial consolidation of our subsidiaries that were reported in incorrect accounting periods in 2003 and 2004.

Cumulative Effect of Adjustments on Accumulated Deficit

The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

	1999 and Prior	2000	2001	2002	2003	2004	2005	First Quarter of 2006
	As Restated (1)
	(in thousands)
Net (Loss) income as originally reported	$—	$(12,816)	$(3,749)	$1,644	$(1,783)	$894	$(663)	$(575)

Adjustments related to:
Revenue Recognition	(790)	(1,335)	1,331	(103)	162	101	(579)	99
Stock Compensation	(35)	(120)	(33)	(14)	(31)	(15)	6	—
Other Accounting Adjustments	—	—	—	—	204	(24)	(24)	3

Net adjustments	(825)	(1,455)	1,298	(117)	335	62	(597)	102

Net (Loss) income as restated	(825)	(14,271)	(2,451)	1,527	(1,448)	956	(1,260)	(473)

Cumulative effect to Accumulated Deficit	$825	$2,280	$982	$1,099	$764	$702	$1,299	$1,197

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Additional information regarding the restatement can be found in this report in:

•	Part I, Item 1, Note 3, “Restatement of Previously Issued Financial Statements;”

•	Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Financial Statements;”

•	Part I, Item 4, “Controls and Procedures;” and

•	Part II, Item 1A, “Risk Factors.”

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	As Restated (1)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,236	$3,176
Accounts receivable, net of allowance for doubtful accounts of $44 at March 31, 2006 and $48 at December 31, 2005	3,600	3,987
Prepaid and other current assets	646	345

Total current assets	7,482	7,508

Property and equipment, net	619	599
Deposits and other assets	159	334

Total Assets	$8,260	$8,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$542	$495
Accrued expenses	1,456	1,541
Current portion of capital lease obligation	105	101
Deferred revenue	5,238	5,119

Total current liabilities	7,341	7,256

Capital lease and other long term liabilities, net of current portion	214	179
Long term deferred revenue	1,130	1,084

Total Liabilities	8,685	8,519

Commitments and contingencies
Stockholders’ Deficit:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and outstanding—none
Common stock $.01 par value—authorized—20,000,000 shares issued—7,782,522 and 7,773,222 shares in 2006 and 2005 respectively outstanding—7,450,153 and 7,429,541 shares in 2006 and 2005, respectively	78	78
Capital in excess of par value	22,460	22,372
Treasury stock—332,369 shares in 2006 and 343,681 shares in 2005 at cost respectively	(1,240)	(1,282)
Accumulated deficit	(21,710)	(21,215)
Accumulated other comprehensive income	(13)	(31)

Total stockholders’ deficit	(425)	(78)

Total liabilities and stockholders’ deficit	$8,260	$8,441

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	As Restated (1)
Revenues:
Product	$1,692	$1,820
Services	2,196	2,872

Total revenues	3,888	4,692

Cost of revenues:
Product	131	149
Services	858	1,198

Total cost of revenues	989	1,347

Gross profit	2,899	3,345

Operating expenses:
Sales and marketing	1,304	1,407
Research and development	961	1,037
General and administrative	1,097	1,142

Total operating expenses	3,362	3,586

Operating loss	(463)	(241)
Other expense, net	8	15

Loss before provision for income taxes	(471)	(256)
Provision for income taxes	2	16

Net loss	$(473)	$(272)

Basic and diluted loss per share	$(0.06)	$(0.04)

Basic and diluted weighted average common shares outstanding	7,437	7,264

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
	As Restated (1)
Cash Flows from Operating Activities:
Net loss	$(473)	$(272)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	121	137
Stock-based compensation	105	17
Reversal of provision for bad debt	(3)	—
Changes in assets and liabilities:
Accounts receivable	393	(69)
Prepaid expenses and other current assets	(151)	(210)
Accounts payable	46	80
Accrued expenses	(94)	56
Deposits and other assets	—	83
Deferred revenue	163	526
Other liabilities	40	—

Net cash provided by operating activities	147	348

Cash Flows from Investing Activities:
Purchases of property and equipment	(93)	(42)
Decrease (increase) in other assets	8	(40)

Net cash used in investing activities	(85)	(82)

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(27)	(20)
Proceeds from exercise of stock options	3	—

Net cash used in financing activities	(24)	(20)

Effect of Exchange Rate Changes on Cash	22	23

Net Increase in Cash and Cash Equivalents	60	269

Cash and Cash Equivalents, Beginning of Period	3,176	2,927

Cash and Cash Equivalents, End of Period	$3,236	$3,196

Cash paid for income taxes	$2	$20
Cash paid for interest	$5	$4
Acquisition of equipment under capital lease obligations	$27	$—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Operations

We are a provider of rule engine software and services for mission-critical solutions that support and automate decisions in real time. Our flagship G2© software applies real-time rule technology for decisions that optimize operations and that detect, diagnose, and resolve costly problems. With applications based on G2, organizations in manufacturing, utilities, communications, transportation, aerospace, finance, and government increase the agility of their business operations and achieve greater levels of performance.

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature as well as the restated adjustments described in Note 3) that are necessary to present fairly our consolidated financial position as of March 31, 2006 and December 31, 2005 and our results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements and notes thereto should be read in conjunction with the restated consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on June 6, 2007. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

During the three-month period ended March 31, 2006, we incurred operating and net losses, but achieved positive cash flow. During the year ended December 31, 2005, we also incurred operating and net losses, but achieved positive cash flow. We believe that our cash and cash equivalent balance and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to restore growth and profitability in 2006 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

3. Restatement of Previously Issued Financial Statements.

Background of the Restatement of Condensed Consolidated Financial Statements and Remedial Measures.

Review of Accounting for Software License and Service Agreement Transactions

On July 19, 2006, we announced that our Audit Committee had commenced a review of the revenue recognition accounting for certain software license and service agreement transactions entered into during fiscal 2004 and 2005. The Audit Committee notified our independent registered public accounting firm and engaged outside legal counsel and outside accounting specialists to assist it with the review.

Based on its preliminary review as of the announcement date, the Audit Committee concluded, in consultation with and upon the recommendation of management, that previously issued financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2004 and 2005 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2005 and March 31, 2006, and all of our related earnings releases and similar communications relating to all such fiscal periods, should no longer be relied upon.

Under the direction of the Audit Committee and the supervision of our Chief Executive Officer and Chief Financial Officer, and with the assistance of outside legal counsel and outside accounting specialists, our accounting staff performed extensive analyses of sales orders. The original documentation for software license and service agreement transactions recorded between January 1, 2000 and March 31, 2006 was reviewed, including a risk assessment on each transaction based on characteristics determined to indicate potential for incorrect accounting treatment – among those characteristics were:

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	non-standard maintenance terms

•	extended payment terms

•	license upgrades without associated maintenance

•	temporary access codes

•	return or upgrade rights with distributors and resellers

•	consulting services provided beyond those considered routine

•	delayed delivery

•	orders containing references to earlier transactions

The review of the documentation and the risk assessment were performed by employees knowledgeable about our products, services and customers, with the assistance of outside legal counsel and outside accounting specialists.

When the risk assessment indicated potential for accounting problems, the accounting treatment as originally recorded was reviewed to determine whether the order had been accounted for correctly. The original and the corrected accounting treatments were compared, with differences (amount and timing) accumulated appropriately to support restatement. The results of this investigation revealed that revenue for some transactions had been recognized before one or more of the required criteria for revenue recognition were met. As a result, we have recorded adjustments to our historical financial results relating to the timing of the recognition of revenue and the allocation of revenue between license fees and maintenance. These adjustments are summarized below, and generally have the effect of deferring revenue previously recognized until later periods.

On August 14, 2006, November 13, 2006 and May 22, 2007 we filed Forms 12b-25 with the Securities and Exchange Commission stating that we would be unable to file timely quarterly reports of Form 10-Q for the fiscal quarters ended June 30, 2006, September 30, 2006 and March 31, 2007, respectively. On April 3, 2007, we filed a Form 12b-25 stating that we would be unable to file timely our annual report on Form 10-K for the year ended December 31, 2006.

In the November 13, 2006 filing, we stated that the scope of the Audit Committee’s investigation had been expanded to include software license and services agreements entered into from 2000 to 2004. We also reported that the expanded scope included a self-initiated review of historical stock option grant practices and related accounting treatment.

Review of Stock Option Practices and Related Stock-Based Compensation Expense

Under the direction of a special committee of the Board of Directors, we also, conducted an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from January 1, 1996 to March 31, 2006 under our various stock option plans in effect during this period. The special committee also retained separate legal counsel to support its review.

Our accounting staff has also reviewed the stock option grants and stock option practices during this period. For each award, the accounting staff reviewed the applicable option agreement, the applicable stock option plan, documentation authorizing the award and documentation supporting the optionee’s date of hire and/or date of termination as well as the accounting rules in effect at the time. We use a commercially available software tool called Equity Edge to track and value our option grants. Equity Edge assists us in the calculation of stock compensation expense based upon the information entered on the date of grant. Among the practices identified that resulted in incorrect accounting treatment were the following:

•	new hire awards with grant dates and prices inconsistent with the date of hire;

•	awards with grant dates and/or exercise prices that differed from those authorized;

•	awards for which the data input into Equity Edge differed from the documentation; and

•	awards granted with exercise prices lower than fair market value on the date of grant or without proper authorization.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The special committee of the Board received regular detailed status reports and reviewed the data with outside legal counsel and outside accounting specialists as it deemed necessary.

During the stock option review process, we determined that two grants under our 1987 Stock Plan representing 1,440 and 960 shares previously reported with an expiration date of November 20, 2008 should have expired on January, 7 2003 and September 10, 2002 respectively. Our outstanding stock option reports have been restated to reflect this correction.

Internal Revenue Code Section 421 prohibits the granting of Incentive Stock Options, referred to as ISOs, with an exercise price below fair market value of the underlying common stock on the date of grant. For those options which were intended to be ISO’s but which we subsequently determined had exercise prices below the fair market value of the underlying common stock on the date of grant, we accrued Federal and state income taxes, payroll taxes, penalties and interest at the applicable rates, if the income was not reported on the individual’s Form W-2. Our total additional expense for the accrued taxes, penalties and interest was under $8,000.

Our review of historic stock option granting practices did not uncover systematic backdating or other errors related to option grants. We did, however, identify mistakes in accounting for certain option grants where the measurement date for accounting purposes was incorrectly applied. As a result, we are required to record non-cash adjustments for stock-based compensation expense in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, as summarized below.

Other Accounting Adjustments

During the course of the reviews described above, foreign tax filing errors and certain accounting timing adjustments were identified. We were notified in 2006 by Dutch tax authorities of errors in the tax returns of our Dutch subsidiary, Gensym BV, for 2003 and 2004 which, when corrected, entitled us to a refund of taxes previously paid. We also identified several items related to our consolidation and treatment of certain intercompany items that were reported in incorrect accounting periods in 2003 and 2004.

Findings, Restatement and Remediation

In connection with the findings of our review of accounting for certain software license and service agreement transactions, we have implemented enhanced accounting policies and internal controls, as well as improved sales policies and procedures relating to sales, license delivery, consulting management and product exchanges and returns. We have also begun to strengthen our financial reporting competencies, develop internal controls and compliance training programs, implement personnel changes where necessary and establish corporate policies, practices and controls which are clear, concise and consistent.

Cumulative Effect of Adjustments on Accumulated Deficit

The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

	1999 and Prior	2000	2001	2002	2003	2004	2005	First Quarter of 2006
	As Restated (1)
	(in thousands)
Net (Loss) income as originally reported	$—	$(12,816)	$(3,749)	$1,644	$(1,783)	$894	$(663)	$(575)

Adjustments related to:
Revenue Recognition	(790)	(1,335)	1,331	(103)	162	101	(579)	99
Stock Compensation	(35)	(120)	(33)	(14)	(31)	(15)	6	—
Other Accounting Adjustments	—	—	—	—	204	(24)	(24)	3

Net adjustments	(825)	(1,455)	1,298	(117)	335	62	(597)	102

Net (Loss) income as restated	(825)	(14,271)	(2,451)	1,527	(1,448)	956	(1,260)	(473)

Cumulative effect to Accumulated Deficit	$825	$2,280	$982	$1,099	$764	$702	$1,299	$1,197

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below set forth the effect of the adjustments as of March 31, 2006 and December 31, 2005 and for the three month period ended March 31, 2006 and 2005 as applicable:

GENSYM CORPORATION

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,		December 31,
	2006	2006	2005	2005
	As Reported	As Restated	As Reported	As Restated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,236	$3,236	$3,176	$3,176
Accounts receivable, net of allowance for doubtful accounts of $44 at March 31, 2006 and $48 at December 31, 2005	3,600	3,600	3,987	3,987
Prepaid and other current assets	339	646	336	345

Total current assets	7,175	7,482	7,499	7,508

Property and equipment, net	593	619	599	599
Deposits and other assets	126	159	153	334

Total Assets	$7,894	$8,260	$8,251	$8,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$542	$542	$495	$495
Accrued expenses	1,448	1,456	1,533	1,541
Current portion of capital lease obligation	99	105	101	101
Deferred revenue	4,744	5,238	4,740	5,119

Total current liabilities	6,833	7,341	6,869	7,256

Capital lease and other long term liabilities, net of current portion	194	214	179	179
Long term deferred revenue	330	1,130	206	1,084

Total Liabilities	7,357	8,685	7,254	8,519

Commitments and contingencies
Stockholders’ Equity:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and out standing—none
Common stock $.01 par value—authorized— 20,000,000 shares issued—7,782,522 and 7,773,222 shares in 2006 and 2005 respectively outstanding—7,450,153 and 7,429,541 shares in 2006 and 2005, respectively	78	78	78	78
Capital in excess of par value	22,225	22,460	22,148	22,372
Treasury stock—332,369 shares in 2006 and 343,681 shares in 2005 at cost respectively	(1,240)	(1,240)	(1,282)	(1,282)
Accumulated deficit	(20,513)	(21,710)	(19,916)	(21,215)
Accumulated other comprehensive income	(13)	(13)	(31)	(31)

Total stockholders’ equity	537	(425)	997	(78)

Total liabilities and stockholders’ equity	$7,894	$8,260	$8,251	$8,441

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENSYM CORPORATION

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2006	2005	2005
	As Reported	As Restated	As Reported	As Restated
Revenues:
Product	$1,663	$1,692	$2,294	$1,820
Services	2,261	2,196	2,849	2,872

Total revenues	3,924	3,888	5,143	4,692

Cost of revenues:
Product	131	131	149	149
Services	993	858	1,198	1,198

Total cost of revenues	1,124	989	1,347	1,347

Gross profit	2,800	2,899	3,796	3,345

Operating expenses:
Sales and marketing	1,304	1,304	1,407	1,407
Research and development	961	961	1,037	1,037
General and administrative	1,097	1,097	1,140	1,142

Total operating expenses	3,362	3,362	3,584	3,586

Operating (loss) income	(562)	(463)	212	(241)

Other expense, net	11	8	5	15

(Loss) income before provision for income taxes	(573)	(471)	207	(256)
Provision for income taxes	2	2	16	16

Net (loss) income	$(575)	$(473)	$191	$(272)

Basic (loss) earnings per share	$(0.08)	$(0.06)	$0.03	$(0.04)
Diluted (loss) earnings per share	$(0.08)	$(0.06)	$0.02	$(0.04)

Basic weighted average common shares outstanding	7,437	7,437	7,264	7,264
Diluted weighted average common shares outstanding	7,437	7,437	8,437	7,264

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENSYM CORPORATION

RESTATED CONSOLIDATED STAEMENT OF CASH FLOWS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006		2005
	As Reported	As Restated	As Reported	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(575)	$(473)	$191	$(272)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	121	121	137	137
Stock-based compensation	94	105	15	17
Provision of provision for bad debt	(3)	(3)	—	—
Changes in assets and liabilities:
Accounts receivable	393	393	(69)	(69)
Prepaid expenses and other current assets	(1)	(151)	(248)	(210)
Accounts payable	46	46	80	80
Accrued expenses	(94)	(94)	85	56
Deposits and other assets	—	—	83	83
Deferred revenue	126	163	74	526
Other liabilities	40	40	—	—

Net cash provided by operating activities	147	147	348	348

Cash Flows from Investing Activities:
Purchases of property and equipment	(93)	(93)	(42)	(42)
Decrease (increase) in other assets	8	8	(40)	(40)

Net cash used in investing activities	(85)	(85)	(82)	(82)

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(27)	(27)	(20)	(20)
Proceeds from exercise of stock options	3	3	—	—

Net cash used in financing activities	(24)	(24)	(20)	(20)

Effect of Exchange Rate Changes on Cash	22	22	23	23

Net Increase in Cash and Cash Equivalents	60	60	269	269
Cash and Cash Equivalents, Beginning of Period	3,176	3,176	2,927	2,927

Cash and Cash Equivalents, End of Period	$3,236	$3,236	$3,196	$3,196

Cash paid for income taxes	$30	$2	$20	$20
Cash paid for interest	$5	$5	$4	$4
Acquisition of equipment under capital lease obligation	$5	$27	$—	$—

4. Comprehensive Loss

The components of comprehensive loss for the three-month periods ended March 31, 2006 and 2005 are as follows (in thousands)

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	As Restated (1)
Net loss	$(473)	$(272)
Other comprehensive income (loss):
Foreign currency translation adjustment	18	(66)

Comprehensive loss	$(455)	$(338)

(1)	See Note 3, to the Consolidated Financial Statements

5. Net Loss Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net loss per share (in thousands):

	Three Months Ended March 31,
	2006	2005 As Restated (1)
Weighted average common shares outstanding	7,437	7,264
Additional dilutive common stock equivalents	—	—

Diluted weighted average shares	7,437	7,264

(1)	See Note 3, to the Consolidated Financial Statements

For the three-month periods ended March 31, 2006 and 2005, options to purchase 1,772,290 and 1,831,722 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share. In both the 2006 and 2005 periods, the shares were anti-dilutive because we had a net loss for the period

6. Stock Based Compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase stock pursuant to stockholder approved stock option plans.

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, no compensation expense was required to be recognized as long as the exercise price of our stock options was equal to the market price of the underlying stock on the date of grant.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the provisions of SFAS No. 123R, we recognize the fair value of stock compensation in net income, over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments and there have been no liability awards granted.

We have elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, prior period financials have not been restated for this purpose. Under the provisions of SFAS 123R, we recorded $94,000 of stock-based compensation on our consolidated condensed statements of operations for the three months ended March 31, 2006, including $10,000 of compensation related to the issuance of 5,306 shares of common stock to our board of directors members. The stock-based compensation for the three months ended March 31, 2006 is included in the following expense categories (in thousands):

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2006 As Restated (1)
Cost of service and other	$3
Selling and marketing	8
Research and development	6
General and administrative	77

Total stock based compensation	$94

(1)	See Note 3, to the Consolidated Financial Statements

During the three months ended March 31, 2006, we also issued 6,006 shares of common stock with a fair value of $10,000 to members of management in lieu of cash payment for a portion of their bonus accrued in 2005. This amount was excluded from the table above. The adoption of SFAS No. 123R had no effect on cash flow from operations for the three months ended March 31, 2006.

SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of our employee stock options had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the prior-year period (in thousands, except per share data).

Three Months Ended March 31, 2005 As Restated (1)
Net loss attributable to common shareholders—
As reported	$(272)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	131
Add: Stock-based compensation expense included in reported net income	11

Pro forma net loss	$(392)

Net loss attributable to common shareholders per share—basic and diluted
As reported	$(0.04)
Pro forma	$(0.05

(1)	See Note 3, to the Consolidated Financial Statements

Our results for the three months ended March 31, 2005 included $9,000 of stock-based compensation related to the issuance of 2,614 shares of common stock to our board of directors members. During the three months ended March 31, 2005 we recorded $2,000 of compensation expense in accordance with APB No. 25.

During the three months ended March 31, 2005 we also issued 1,646 shares of common stock with a fair market value of $6,500 to members of management in lieu of cash payment for a portion of their bonus accrued during 2004. This amount was excluded from the table above.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans were $1.67 for the three months ended March 31, 2006 as compared to $3.76 for the same period in 2005, using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Average risk free interest rates	4.75%	4.26%
Expected dividend yield	None	None
Expected life	7 Years	7 Years
Expected volatility	130%	139%

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is based upon interpolation of various U.S. Treasury rates on the date of grant. The expected life is based upon historical experience.

Based on our historical voluntary turnover rates, an annualized estimated forfeiture rate of 6% has been used in calculating the recorded expense. Under the true-up provisions of SFAS No. 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated.

Changes in outstanding stock options for the three months ended March 31, 2006, were as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005 – As Restated (1)	1,665,224	$1.40
Granted	330,000	1.80
Exercised	(9,300)	0.58
Forfeited	(213,634)	1.93

Outstanding at March 31, 2006	1,772,290	$1.42	7.19	$1,922

Exercisable at March 31, 2006	1,336,926	$1.38	6.50	$1,614

(1)	See Note 3, to the Consolidated Financial Statements

As of March 31, 2006, we had $559,000 of unrecognized compensation cost related to unvested awards, which we expect to recognize over a weighted-average period of 2 years.

The total intrinsic value of options exercised for the three months ended March 31, 2006 and March 31, 2005 were $12,000 and $0, respectively.

7. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three Months Ended March 31,
	2006	2005
	As Restated (1)
United States	45%	50%
Canada	10%	7%
Asia	6%	8%
Europe	33%	29%
Rest of World	6%	6%

Total	100%	100%

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues from one customer represented 13% of total revenues for the three months ended March 31, 2006 and revenues from two customers represented 36 % of total revenues for the three months ended March 31, 2005.

The following table presents our long-lived assets, net of depreciation and amortization, as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
United States	$557	$527
Europe	62	72

Total	$619	$599

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Amendment No. 1 to Form 10-Q/A contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Amendment No. 1 to Form 10-Q on Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management or us, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth in Item 1A of Part II under the caption “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should an underlying assumption prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

Restatement of previously issued financial statements

The following discussion and analysis gives effect to the restatement described in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this quarterly report. For this reason, the data set forth in this section may not be comparable to discussions in our previously filed annual and quarterly reports.

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

Our current products are:

Product	Application
G2©	Real-time, rule engine platform for optimizing operations and detecting, diagnosing and responding to problems in real time.

G2 NeurOn-Line™	Online, rule-driven neural-network models that predict, control and optimize complex non-linear processes.

G2 Optegrity©	Abnormal condition management for process manufacturing plants.

G2 Integrity™	Expert fault management of voice and data networks.

G2 ReThink®	Management of the business process life cycle through rule-driven simulation and online automation.

G2 e-SCOR	Simulation and analysis of supply-chain designs, policies and practices.

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

The following is the breakdown of revenue by product and service revenue:

	Three Months Ended March 31,
	2006	2005
	As Restated (1)
Product license sales	43%	39%
Consulting and educational services	17%	23%
Customer support services	40%	38%

Total	100%	100%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Prices for our products are generally denominated in U.S. dollars or Euros. Telecommunications, the U.S. Government, particularly the Department of Defense, manufacturing, transportation, and the chemical, oil and gas industries are major markets for us. We have several significant OEM partners, including Siemens, Ericsson, and Motorola.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2005. During the three-month period ended March 31, 2006 we adopted Statement of Financial Standard No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R) which is fully explained in footnote 6 to the financial statements.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	As Restated (1)
Revenues:
Product	44%	39%
Services	56%	61%

Total revenues	100%	100%

Cost of revenues:
Product	3%	3%
Services	22%	26%

Total cost of revenues	25%	29%

Gross profit	75%	71%

Operating expenses
Sales and marketing	34%	30%
Research and development	25%	22%
General and administrative	28%	24%

Total operating expenses	87%	76%

Operating loss	(12)%	(5)%
Other expense, net	0%	0%

Loss before provision for income taxes	(12)%	(5)%
Provision for income taxes	0%	1%

Net Loss	(12)%	(6)%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

We derive revenues from both U.S. and international customers. Revenues for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31, (in thousands)
	2006		2005
	As Restated (1)
U.S.	$1,733	45%	$2,350	50%
International	2,155	55%	2,342	50%

Total revenue	$3,888		$4,692

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

The overall decrease in revenue of $0.8 million or 17% between the three-months ended March 31, 2006 and the same period in 2005 was primarily the result of a decrease in consulting projects, a decrease in maintenance revenue that was only partially offset by new maintenance on new license orders and a decrease in license sales.

The overall decrease in U.S. revenues was the result of a $0.5 million decrease in service revenues for the three-months ended March 31, 2006 as compared to the same period in 2005, as license revenues declined, and service contracts expired and renewals were delayed. The decrease in international revenues for the three-month period ended March 31, 2006 was primarily a result of a $0.2 million decline in service revenues from contracts that were performed in 2005 that were not repeated in 2006.

Our worldwide product and service revenues for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31, (in thousands)
	2006		2005
	As Restated (1)
Product	$1,692	44%	$1,820	39%
Service	2,196	56%	2,872	61%

Total revenues	$3,888		$4,692

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Product revenues for the three months ended March 31, 2006 decreased by $0.1 million, or 7%, as compared to the same period in 2005 due to a reduction in license bookings.

Services revenues for the three months ended March 31, 2006 decreased $0.7 million, or 24%, as compared to the same period in 2005. This decrease was mainly attributable to a reduction in customer support services and a decrease in consulting and training orders during the quarter, which were not offset by new consulting projects scheduled to start during the quarter.

One customer accounted for 13% of revenues for the three-month period ended March 31, 2006 and two customers accounted for 36% of revenue for the three-month period ended March 31, 2005.

Cost of Revenues

Cost of revenues primarily consist of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31, (in thousands)
	2006	2005
	As Restated (1)
Product	$131	$149
Service	858	1,198

Total cost of revenue	$989	$1,347

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Product costs remained consistent for the three months ended March 31, 2006 as compared to the same period in 2005.

Service costs decreased $0.3 million, or 28%, for the three months ended March 31, 2006 as compared to the same period in 2005. This decrease was primarily attributable to the decreased use of contractors that were not needed based on the lower level of consulting services provided, as well as costs deferred in 2006 on one consulting project.

Gross margin percentages for the three-month periods ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	As Restated (1)
Product	92%	92%
Service	61%	58%

Total gross margin	75%	71%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Our gross margin on product remained the same, at 92%, during the three-month period ended March 31, 2006 as compared to the same period in 2005. Our product expenses are relatively low and consistent as they generally consist of fixed labor and facility costs, therefore, the gross margin remains consistent unless there is a significant change in license revenue.

Our gross margin on service increased 3% from 58% to 61% for the three-month period ended March 31, 2006 as compared to the same period in 2005. Our service expenses decreased as a percentage of our revenue based on the reduced use of low margin, outside contractors during the three months ended March 31, 2006 as compared to the same period in 2005.

Operating Expenses

	Three Months Ended
	March 31,
	2006	2005
		As Restated (1)
Operating expense:
Sales and marketing	$1,304	$1,407
Research and development	961	1,037
General and administrative	1,097	1,142

Total operating expense	$3,362	$3,586

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

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

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Expenditures include research and support of the existing G2 product line and, in the three months ended March 31, 2005 included the development of the software reasoning platform, TrueManage in 2005 that was not continued in 2006. Total research and development expenses for the three months ended March 31, 2006 were $1.0 million, down $0.1 million or 7% as compared to the same period in 2005. The decrease was primarily the result of personnel charges and contractors associated with the discontinuation of the TruManage project.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended March 31, 2006 remained relatively unchanged from the same period in 2005 at $1.1 million. The expenses for the 2006 period included a $0.1 million increase in personnel expenses such as bonus and stock-based compensation expenses under SFAS No. 123R off set by a decrease of $0.1 million for a severance settlement in 2005 that was not repeated in 2006.

Other Income, Expenses

Other expenses, net for the three months ended March 31, 2006 were $8,000, compared to other expenses, net of $15,000 for the same period in 2005. The decrease is primarily due to foreign exchange rate fluctuations.

Income Taxes

Our provision for income taxes results from anticipated income tax credits in the U.S. based on operating loss carry forwards offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but may not have operating loss carry forwards to reduce tax obligations. Provision for income taxes for the three months ended March 31, 2006 was $2,000, compared to $16,000 for the same period in 2005. The decrease in the tax expense for the three months ended March 31, 2006 is primarily attributable to the lower taxable income of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Our March 31, 2006 cash and cash equivalents were $3.2 million, an increase of $0.1 million from December 31, 2005.

For the quarter ended March 31, 2006, we had $0.1 million provided by operating activities offset by $0.1 million used in investing activities and $24,000 used in financing activities.

We reported $0.1 million and $0.3 million of cash flow from operations for the three months ended March 31, 2006 and 2005, respectively. The difference was primarily a result of $0.2 million of greater loss, offset by an increase of $0.5 million from improved accounts receivable collections, a $0.2 million increase in deferred revenue, and lower operating cash outflows of $0.1 million as accrued expenses increased.

Cash flows used in investing activities were consistent at $0.1 million for both three-month periods ended March 31, 2006 and 2005 respectively and were primarily used for purchases of property and equipment.

Cash flows used in financing activities were $24,000 for the three-month period ended March 31, 2006 and was primarily related to payments on capital lease obligations. Cash used in financing activities was $20,000 for the three-month period ended March 31, 2005 and was primarily used for principal payments on capital lease obligations.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at March 31, 2006 are as follows:

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
	As Restated (1)
2006	$458	90
2007	545	111
2008	407	22
2009	382	8
2010	387	1
Thereafter	108	—

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
Total minimum lease payments	$2,287	$231
Less: Amount representing interest		22

Present value of minimum lease payments		209
Less: Current portion		105

Long-term portion of capital lease obligation		$104

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

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

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March 2005, July 2005, June 2006 and April 2007 we extended the agreement for additional increments. The contract expired on February 13, 2007. On February 15, 2007 we signed a new one-year Original Equipment Manufacturer agreement which will expire on February 14, 2008. Both agreements call for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. In April 2007 we terminated one of the employees involved with Integration Objects and determined that the other two employees were no longer associated with Integration Objects. We made no payments to Integration Objects, Inc. during three-months ended March 31, 2006. At March 31, 2006 we had unpaid royalties of $39,432 due to Integration Objects, Inc.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners, Inc. provided business development and sales consulting services to us, which services were provided by Mr. Cianciotta who was a subcontractor for Market Partners, Inc. We agreed to pay Market Partners, Inc. $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement with Market Partners, Inc. effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners, Inc. a total of $44,686 for the three months ending March 31, 2006 pursuant to these consulting agreements. At March 31, 2006 we had no unpaid consulting fees owed to Mr. Cianciotta or Market Partners, Inc.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 on January 1, 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

ITEM 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

In July 2006, we announced that our Audit Committee had undertaken a detailed investigation of the revenue recognition accounting for software license and service agreement transactions entered into during fiscal 2004 and 2005. In November 2006, we expanded the investigation to include software license and services agreements entered into from 2000 to 2004. We also began a self-initiated review of historical stock option grant practices and related accounting treatment. The investigation and review were conducted with the assistance of outside legal counsel and outside accounting specialists. Based on the investigation and review, management and the Audit Committee concluded that errors in revenue recognition, which primarily result in the deferral of revenue into later periods than originally recognized, stock compensation and other accounting adjustments required us to restate previously reported financial results. The restatement effected previously reported results from 2000 through the first quarter of 2006.

In connection with the restatement, we assessed the effectiveness of our internal control over financial reporting. We and our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., identified and reported to our Audit Committee material weaknesses in our internal control over financial reporting identified in connection with the audit of our financial statements for the quarter ended March 31, 2006. These material weaknesses include entity-level control weaknesses as well as weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria.

The following material weaknesses collectively resulted in us prematurely recognizing revenue, thereby causing revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any period, costs and expenses to vary in any particular period and our net loss to be understated in an earlier period and overstated in a later period. As a consequence, we have restated our historical financial statements, as described elsewhere in this Quarterly Report on Form 10-Q/A, resulting in a reduction in revenue for the quarters ended March 31, 2006 and 2005 of $451,000 and $36,000, respectively, and in decrease in net loss in the quarter ended March 31, 2006 of $102,000 as compared to a decrease in net income in the quarter ended March 31, 2005 of $463,000.

We identified the following material weaknesses in connection with the audit of our financial statements for the quarter ended March 31, 2006:

•	inappropriate level of responsibility for contract review and approval, as well as revenue recognition decisions;

•	insufficient flow of documentation and information between operations and finance personnel;

•	inappropriate responsibility of vice president of operations in overseeing the performance of the sales force and approving contracts;

•	insufficient review of contracts by the operations personnel to ensure proper data entry of standard and non-standard terms;

•	insufficient tracking of the issuance and return of license key codes;

•	insufficient tracking of inventory maintained by resellers; and

•	insufficient processes for approving, issuing, documenting and accounting for stock option grants.

Beginning in the quarter ended June 30, 2006 we took a number of corrective actions to address the material weaknesses discussed above, including:

•

implementing enhanced accounting policies and internal controls, as well as improved sales policies and procedures, relating to sales, license delivery, consulting management and product exchanges and returns;

•	developing and implementing internal controls and compliance training programs for sales, operations and finance;

•	implementing personnel changes;

•	establishing clear and concise corporate polices, practices and controls; and

•	implementing formal and documented procedures for approving, issuing, documenting and accounting for stock option grants.

We did not implement changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

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

The restatement of our consolidated financial statements and the matters relating to the investigations by the Audit Committee and by the Special Committee of the Board of Directors may result in additional litigation and governmental enforcement actions.

On July 19, 2006, we announced that our Audit Committee had undertaken a detailed review of the revenue recognition accounting for software license and service agreement transactions entered into during fiscal 2004 and 2005. The Audit Committee notified our independent public accounting firm and engaged its own legal advisors and forensic accountants to assist it with its investigation. Also in July 2006, our Audit Committee concluded, in consultant and upon the recommendation of management in consultation with and upon the recommendation of management, that our previously issued financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2004 and 2005 and in our Quarterly Reports on Form 10-Q for the interim fiscal periods ended March 31, June 30 and September 30, 2005 and March 31, 2006, and all of our earnings releases and similar communications relating to those fiscal periods, should no longer be relied upon.

We conducted a review and investigation of several accounting issues with the assistance of outside legal counsel and outside accounting specialists. The review and investigation included a review of our revenue recognition accounting for certain software license and service agreement transactions, stock option practices and related stock-based compensation expense and other accounting adjustments, including foreign tax filing errors and accounting timing adjustments. These review and investigations, and related activities, have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business.

As a result of the review and investigation of our accounting practices, we restated previously released financial statements for 2000 through the first quarter of 2006. We also recorded cumulative effect adjustments for fiscal years 2000 through 2003, the effects of which are indicated as adjustments to our financial statements as of December 31, 2003. For more information on these matters, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our Consolidated Financial Statements included in Part I, Item 1.

While we believe we have made appropriate judgments in our reviews and resulting restatement as presented and described in this Quarterly Report on Form 10-Q/A, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

We may also become the subject of, or otherwise required to incur legal fees and costs in connection with, private litigation, regulatory proceedings, or government enforcement actions. No assurance can be given regarding the outcomes from such activities. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. If we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, the restatements of our financial results and any resulting litigation or SEC investigation could impact our relationships with customers and our ability to generate revenue.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements in future periods.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, and identified material weaknesses. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of March 31, 2006.

A material weakness is defined as a control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

We identified the following material weaknesses as of March 31, 2006:

•	inappropriate level of responsibility for contract review and approval, as well as revenue recognition decisions;

•	insufficient flow of documentation and information between operations and finance personnel;

•	inappropriate responsibility of vice president of operations in overseeing the performance of the sales force and approving contracts;

•	insufficient review of contracts by the operations personnel to ensure proper data entry of standard and non-standard terms;

•	insufficient tracking of the issuance and return of license key codes;

•	insufficient tracking of inventory maintained by resellers; and

•	insufficient processes for approving, issuing, documenting and accounting for stock option grants.

For further information about these material weaknesses, please see Item 4 – “Controls and Procedures” included elsewhere in this Quarterly Report on Form 10-Q/A. Because of these material weaknesses, management concluded that, as of March 31, 2006, our internal control over financial reporting was not effective.

We have implemented and continue to implement a number of remedial measures designed to address the material weaknesses identified as of March 31, 2006. If these remedial initiatives are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

We can give no assurance that the measures we have taken to date or any future measures we may take will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Failure or circumvention of our internal controls and procedures could seriously harm our business.

Our internal controls and procedures have been circumvented in the past and may be circumvented in the future. We are making significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

Our financial statements have been impacted, and could be impacted again, by revenue recognition errors.

We restated previously released financial statements for 2000 through the first quarter of 2006, which was in part due to revenue recognition errors in the accounting for certain software license and service agreements. Our financial statements could be adversely impacted by improper or erroneous application of revenue recognition policies and accounting rules. For instance, revenue recognition depends on, among other criteria, when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (generally FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. Our personnel may misrepresent an contract and consent to undocumented terms with a customer, imply delivery that has not occurred, make promises of future concessions or misrepresent a customer’s credit rating. We have implemented policies and procedures we hope will prevent and discourage such improper application of revenue recognition policies and accounting rules, but there can be no assurance that such policies will be followed. In addition, depending on when we learn of improper application of revenue recognition policies, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

We have a history of operating losses, and we may not be profitable.

We incurred operating losses in the first quarter of 2006 and for three of the five years ended December 31, 2005. As of March 31, 2006, our accumulated deficit was $21.7 million. Our ability to achieve and maintain profitability is dependent on continued revenues from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we achieve profitability, we cannot assure that we can sustain profitability on a quarterly or annual basis.

If we are not current in our filings with the SEC, we will face several adverse consequences.

We are not current with our financial filings and until we are current and if we are unable to remain current in our financial filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements or pursuant to certain “private placement” rules of the SEC under Regulation D, to any purchasers not qualifying as “accredited investors.” These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain key employees.

We are reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected

We rely on maintenance contract renewals for a significant percentage of our revenues, as software maintenance fees have represented 38%, 41% and 41% of our total revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Software maintenance fees represented 40% of the total revenues for the three months ended March 31, 2006. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 58%, 51% and 58% of our product revenues in years ended December 31, 2005, 2004 and 2003, respectively. Sales of our products by channel partners represented 71% of our total sales for the three months ended March 31, 2006. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our international revenues represented 47%, 49%, and 56% of our total revenues for years ended December 31, 2005, 2004, and 2003, respectively. Our international revenues represented 55% of our total revenues for the three months ended March 31, 2006. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

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

Our common stock is quoted on the Pink Sheets, which limits the liquidity and could negatively affect the value of our common stock.

Our common stock is quoted on the Pink Sheets, which provides significantly less liquidity than a securities exchange, such as the New York Stock Exchange, the American Stock Exchange, or the NASDAQ Global Market.

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

Additionally, because our common stock is listed on the Pink Sheets, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on a national securities exchange, like the New York Stock Exchange, the American Stock Exchange or the NASDAQ Global Market.

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

Our certificate of incorporation and bylaws contain provisions that may make a change of control of the company difficult, even if it would be beneficial to our stockholders, including provisions governing the classification, nomination and removal of directors, prohibiting stockholder action by written consent, regulating the ability of our stockholders to bring matters for action before annual stockholder meetings, and the authorization given to our board of directors to issue and set the terms of preferred stock. In addition, Section 203 of the Delaware General Corporation Law would impose restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.

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

GENSYM CORPORATION (Registrant)

Dated: June 6, 2007	/s/ STEPHEN D. ALLISON
Stephen D. Allison Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Offer Letter, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

10.2	Stock Option Agreement, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

10.3	Severance Benefits Agreement, dated January 25, 2006, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to Gensym’s Current Report on Form 8-K dated January 25, 2006 and filed on January 31, 2006).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.