Form 10-Q
period 2006-06-30
GENSYM CORP
filed 2007-06-06
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

GENSYM CORPORATION

EXPLANATORY NOTE

In this Quarterly Report on From 10-Q for the fiscal quarter ended June 30, 2006, we are restating our consolidated financial statements and related disclosures for the three and six months ended June 30, 2005. In our Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years ended December 31, 2005 and 2004 and each of the quarters in fiscal year 2005, and we believe these reflect all required restatement adjustments. We do not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the first quarter of 2006. Accordingly, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for 2000 through 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the restated financial statements for 2005 and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006 should be relied upon. For a detailed discussion of the effect of the restatements, see Note 3, “Restatement of Previously Issued Financial Statements,” to the Financial Statements included in Part I, Item 1 “Consolidated Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Previously Issued Financial Statements.”

We have identified and reported “material weaknesses” to the Audit Committee of our Board of Directors and Vitale, Caturano & Company, Ltd., our independent registered public accounting firm. Please see Part I, “Item 4. Controls and Procedures” in Part I for a description of these matters, and of the measures that we have implemented to date, as well as additional steps we plan to take to strengthen our controls.

We are also recording adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2005 and for the first quarter of 2006, the cumulative effects of which are summarized in the table below. The financial statements for 2003, 2002, 2001, 2000 have not been audited. The restatements for all periods described in this quarterly report on Form 10-Q, include adjustments arising from an internal review of our accounting practices with respect to three areas:

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

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
		As Restated (1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,925	$3,176
Accounts receivable, net of allowance for doubtful accounts of $42 at June 31, 2006 and $48 at December 31, 2005	3,272	3,987
Prepaid and other current assets	695	345

Total current assets	7,892	7,508

Property and equipment, net	636	599
Deposits and other assets	162	334

Total Assets	$8,690	$8,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$449	$495
Accrued expenses	1,772	1,541
Current portion of capital lease obligation	107	101
Deferred revenue	5,235	5,119

Total current liabilities	7,563	7,256

Capital lease and other long term liabilities, net of current portion	195	179
Long term deferred revenue	1,175	1,084

Total Liabilities	8,933	8,519

Commitments and contingencies
Stockholders’ Deficit:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and out standing—none
Common stock $.01 par value—authorized—20,000,000 shares issued—7,803,356 and 7,773,222 shares in 2006 and 2005 respectively outstanding—7,470,987 and 7,429,541 shares in 2006 and 2005, respectively	78	78
Capital in excess of par value	22,549	22,372
Treasury stock—332,369 shares in 2006 and 343,681 shares in 2005 at cost respectively	(1,240)	(1,282)
Accumulated deficit	(21,616)	(21,215)
Accumulated other comprehensive income	(14)	(31)

Total stockholders’ deficit	(243)	(78)

Total liabilities and stockholders’ deficit	$8,690	$8,441

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Revenues:
Product	$1,628	$1,785	$3,320	$3,605
Services	2,824	2,888	5,020	5,760

Total revenues	4,452	4,673	8,340	9,365

Cost of revenues:
Product	96	106	227	255
Services	1,240	1,234	2,098	2,432

Total cost of revenues	1,336	1,340	2,325	2,687

Gross profit	3,116	3,333	6,015	6,678

Operating expenses:
Sales and marketing	1,113	1,302	2,417	2,709
Research and development	739	981	1,700	2,018
General and administrative	1,196	1,022	2,293	2,164

Total operating expenses	3,048	3,305	6,410	6,891

Operating income (loss)	68	28	(395)	(213)
Other income (expense), net	33	(7)	25	(22)

Income (loss) before provision for income taxes	101	21	(370)	(235)
Provision for income taxes	7	8	9	24

Net income (loss)	$94	$13	$(379)	$(259)
Basic earning (loss) per share	$0.01	$0.00	$(0.05)	$(0.04)
Diluted earnings (loss) per share	$0.01	$0.00	$(0.05)	$(0.04)
Basic weighted average common shares outstanding	7,463	7,280	7,450	7,272
Diluted weighted average common shares outstanding	8,122	8,323	7,450	7,272

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
		As Restated (1)
Cash Flows from Operating Activities:
Net loss	$(379)	$(259)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	178	274
Gain on disposal of equipment	—	(2)
Stock-based compensation	177	53
Reversal of provision for bad debt	(6)	(17)
Changes in assets and liabilities:
Accounts receivable	721	834
Prepaid expenses and other current assets	(199)	(345)
Accounts payable	(46)	(5)
Accrued expenses	231	(282)
Deferred revenue	207	328
Other liabilities	49	—

Net cash provided by operating activities	933	579

Cash Flows from Investing Activities:
Purchases of property and equipment	(168)	(157)
Decrease in other assets	—	315

Net cash (used in) provided by investing activities	(168)	158

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(53)	(52)
Proceeds from exercise of stock options	20	18

Net cash used in financing activities	(33)	(34)

Effect of Exchange Rate Changes on Cash	17	(170)

Net Increase in Cash and Cash Equivalents	749	533
Cash and Cash Equivalents, Beginning of Period	3,176	2,927

Cash and Cash Equivalents, End of Period	$3,925	$3,460

Cash paid for income taxes	$7	$25
Cash paid for interest	$10	$12
Acquisition (divestiture) of equipment under capital lease obligations	$27	$(130)

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature as well as the restated adjustments described in Note 3) that are necessary to present fairly our consolidated financial position as of June 30, 2006 and December 31, 2005 and our results of operations and cash flows for the three- and six- month periods ended June 30, 2006 and 2005. These consolidated financial statements and notes thereto should be read in conjunction with the restated consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on June 6, 2007. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

During the three-month period ended June 30, 2006, we were operating and overall profitable but for the six-month period ended June 30, 2006 we incurred operating and net losses, but achieved positive cash flow. During the year ended December 31, 2005, we also incurred operating and net losses, but achieved positive cash flow. This was in contrast to the year ended December 31, 2004 when we maintained operating and overall profitability. We believe that our cash and cash equivalent balance and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to restore growth and profitability in 2006 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

3. Restatement of Previously Issued Financial Statements

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Review of Stock Option Practices and Related Stock-Based Compensation Expense

Under the direction of a special committee of the Board of Directors, we also conducted an internal review relating to our stock option grants and stock option practices. The special committee, with the assistance of outside legal counsel and outside accounting specialists, reviewed the stock option grants to our officers, directors and employees from January 1, 1996 to March 31, 2006 under our various stock option plans in effect during this period. The special committee also retained separate legal counsel to support its review.

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

The special committee of the Board of Directors received regular detailed status reports and reviewed the data with outside legal counsel and outside accounting specialists as it deemed necessary.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(1)	See Note 3, to the Consolidated Financial Statements

The tables below set forth the effect of the adjustments as of December 31, 2005 and for the three- and six- month periods ended June 30, 2005 as applicable:

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2005
	As Reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$3,176	$3,176
Accounts receivable, net of allowance for doubtful accounts of $42 at June 31, 2006 and $48 at December 31, 2005	3,987	3,987
Prepaid and other current assets	336	345

Total current assets	7,499	7,508

Property and equipment, net	599	599
Deposits and other assets	153	334

Total Assets	$8,251	$8,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495	$495
Accrued expenses	1,533	1,541
Current portion of capital lease obligation	101	101
Deferred revenue	4,740	5,119

Total current liabilities	6,869	7,256

Capital lease and other long term liabilities, net of current portion	179	179
Long term deferred revenue	206	1,084

Total Liabilities	7,254	8,519

Commitments and contingencies
Stockholders’ Equity:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and out standing—none
Common stock $.01 par value—authorized—20,000,000 shares issued—7,773,222 shares outstanding—7,429,541 shares , respectively	78	78
Capital in excess of par value	22,148	22,372
Treasury stock—332,369 shares in 2006 and 343,681 shares in 2005 at cost respectively	(1,282)	(1,282)
Accumulated deficit	(19,916)	(21,215)
Accumulated other comprehensive income	(31)	(31)

Total stockholders’ equity	997	(78)

Total liabilities and stockholders’ equity	$8,251	$8,441

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2005	2005	2005
	As Reported	As Restated	As Reported	As Restated
Revenues:
Product	$1,744	$1,785	$4,038	$3,605
Services	2,914	2,888	5,763	5,760

Total revenues	4,658	4,673	9,801	9,365

Cost of revenues:
Product	106	106	255	255
Services	1,234	1,234	2,432	2,432

Total cost of revenues	1,340	1,340	2,687	2,687

Gross profit	3,318	3,333	7,114	6,678

Operating expenses:
Sales and marketing	1,302	1,302	2,709	2,709
Research and development	981	981	2,018	2,018
General and administrative	1,020	1,022	2,160	2,164

Total operating expenses	3,303	3,305	6,887	6,891

Operating (loss) income	15	28	227	(213)

Other expense, net	1	7	6	22

Income (loss) before provision for income taxes	14	21	221	(235)

Provision for income taxes	8	8	24	24

Net income (loss)	$6	$13	$197	$(259)

Basic earnings (loss) per share	$0.00	$0.00	$0.03	$(0.04)
Diluted earnings (loss) per share	$0.00	$0.00	$0.02	$(0.04)

Basic weighted average common shares outstanding	7,280	7,280	7,272	7,272
Diluted weighted average common shares outstanding	8,457	8,323	8,447	7,272

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2005
	As Reported	As Restated
Cash Flows from Operating Activities:
Net (loss) income	$197	$(259)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	274	274
Loss on disposal of equipment	(2)	(2)
Reversal of provision for bad debt	—	(17)
Stock-based compensation	48	53
Changes in assets and liabilities:
Accounts receivable	817	834
Prepaid expenses and other current assets	(389)	(345)
Accounts payable	(5)	(5)
Accrued expenses	(253)	(282)
Deposits and other assets	—	—
Deferred revenue	(108)	328

Net cash provided by operating activities	579	579

Cash Flows from Investing Activities:
Purchases of property and equipment	(157)	(157)
Decrease in other assets	315	315

Net cash provided by investing activities	158	158

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(52)	(52)
Proceeds from exercise of stock options	18	18

Net cash used in financing activities	(34)	(34)

Effect of Exchange Rate Changes on Cash	(170)	(170)
Net Increase in Cash and Cash Equivalents	533	533
Cash and Cash Equivalents, Beginning of Period	2,927	2,927

Cash and Cash Equivalents, End of Period	$3,460	$3,460

Cash paid for income taxes	$3	$25

Cash paid for interest	$4	$12

Divesture of equipment under capital lease obligations	$(130)	$(130)

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three- and six- month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Net income (loss)	$94	$13	$(379)	$(259)
Other comprehensive (loss) income :
Foreign currency translation adjustment	(1)	(115)	17	(181)

Comprehensive income (loss)	$93	$(102)	$(362)	$(440)

(1) See Note 3, to the Consolidated Financial Statements

5. Net Income (loss) Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	7,463	7,280	7,450	7,272
Additional dilutive common stock equivalents	659	1,177	—	—

Diluted weighted average shares	8,122	8,457	7,450	7,272

For the six-month periods ended June 30, 2006 and 2005, options to purchase 1,598,922 and 1,822,989 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the shares were anti-dilutive as we had a net loss for the periods.

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

We have elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, prior period financials have not been restated for this purpose. Under the provisions of SFAS 123(R), we recorded $73,000 and $167,000 of stock-based compensation on our consolidated condensed statements of operations for the three- and six- months ended June 30, 2006, including no compensation related to the issuance of shares of common stock to our board of directors members for the three-month period ended June 30, 2006 and $10,000 of compensation related to the issuance of 5,306 shares of common stock to our board of directors members for the six-month period ended June 30, 2006. The stock-based compensation for the three and six months ended June 30, 2006 is included in the following expense categories (in thousands):

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of service and other	$3	$6
Selling and marketing	7	15
Research and development	4	10
General and administrative	59	136

	$73	$167

During the six months ended June 30, 2006, we also issued 6,006 shares of common stock with a fair value of $10,000 to members of management in lieu of cash payment for a portion of their bonus accrued in 2005. This amount was excluded from the table above.

The adoption of SFAS No. 123R had no effect on cash flow from operations for the three and six months ended June 30, 2006.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	As Restated (1)
Net (loss) attributable to common shareholders—
As reported	$13	$(259)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	132	263
Add: Stock-based compensation expense included in reported net income	12	23

Pro forma net loss	$(107)	$(499)

Net income attributable to common shareholders per share—basic
As reported	$0.00	$(0.04)
Pro forma	(0.01)	(0.07)

(1)	See Note 3, to the Consolidated Financial Statements

Our results for the three- and six- months ended June 30, 2005 included $10,000 of stock-based compensation related to the issuance of 2,438 shares of common stock, and $19,000 of stock-based compensation related to the issuance of 5,052 shares of common stock to the Company’s board of directors members, respectively. During the three and six months ended June 30, 2005 we recorded $2,000 and $4,000 of compensation expense in accordance with APB No. 25.

During the three- and six- months ended March 31, 2005 we also issued 5,978 and 7,624 shares of common stock with a fair market value of $23,000 and $29,000 to members of management in lieu of cash payment for a portion of their bonus accrued during 2004. This amount was excluded from the table above.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans were $2.09 and $1.68 for the three- and six- months ended June 30, 2006 as compared to $3.80 and $3.78 for the same periods in 2005, using the following assumptions:

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Average risk free interest rates	5.00%	4.26%
Expected dividend yield	None	None
Expected life	7 Years	7 Years
Expected volatility	130%	139%

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

Changes in outstanding stock options for the three- and six- months ended June 30, 2006, were as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005 – As Restated (1)	1,665,224	$1.40
Granted	330,000	1.80
Exercised	(9,300)	0.58
Forfeited	(213,634)	1.93

Outstanding at March 31, 2006	1,772,290	$1.42	7.19	$1,922

Exercisable at March 31, 2006	1,336,920	$1.38	6.50	$1,614
Granted	6,500	2.25
Exercised	(20,834)	0.72
Forfeited	(159,034)	2.39

Outstanding at June 30, 2006	1,598,922	$1.34	6.49	$674

Exercisable at June 30, 2006	1,163,558	$1.26	5.73	$619

(1)	See Note 3, to the Consolidated Financial Statements

As of June 30, 2006 we had $494,000 of unrecognized compensation cost related to unvested awards, which we expect to recognize over a weighted-average period of 2 years.

The total intrinsic value of options exercised for the three-months ended June 30, 2006 and 2005 were $41,000 and $82,000, respectively. Total intrinsic value of options exercised for the six-months ended June 30, 2006 and 2005 were $53,000 and $82,000, respectively.

7. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
United States	53%	51%	50%	50%
Sweden	8%	11%	8%	11%
Asia	6%	5%	8%	7%
Rest of Europe	19%	23%	21%	20%
Rest of World	14%	10%	13%	12%

	100%	100%	100%	100%

(1)	See Note 3, to the Consolidated Financial Statements

Revenues from one customer represented 17% and 14% of total revenues for the three and six months ended June 30, 2006. Revenues from two customers represented 22% of total revenues for the three months ended June 30, 2005 and 17% from one customer for the six months ended June 30, 2005.

The following table presents our long-lived assets, net of depreciation and amortization, as of June 30, 2006 and December 31, 2005 (in thousands):

	June 31, 2006	December 31, 2005
		As Restated (1)
United States	$581	$527
Europe	55	72

Total	$636	$599

(1)	See Note 3, to the Consolidated Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management or us, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth in Item 1A of Part II under the caption “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should an underlying assumption prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

Restatement of previously issued financial statements

The following discussion and analysis gives effect to the restatements described in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this quarterly report. For this reason, the data set forth in this section may not be comparable to discussions in our previously filed annual and quarterly reports.

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

The following is the breakdown of revenue by product and service revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Product license sales	37%	38%	40%	38%
Consulting and educational services	23%	24%	20%	24%
Customer support services	40%	38%	40%	38%

Total	100%	100%	100%	100%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Prices for our products are generally denominated in U.S. dollars or Euros. Telecommunications, the U.S. government, particularly the Department of Defense and Department of Energy, manufacturing, transportation, and the chemical, oil and gas industries are major markets for us. We have several significant OEM partners, including Siemens, Ericsson, and Motorola.

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2005. During the six-month period ended June 30, 2006 we adopted Statement of Financial Standard No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R) which is fully explained in footnote 6 to the financial statements.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Revenues:
Product	37%	38%	40%	38%
Services	63%	62%	60%	62%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product	2%	2%	3%	3%
Services	28%	27%	25%	26%

Total cost of revenues	30%	29%	28%	29%

Gross profit	70%	71%	72%	71%

Operating expenses:
Sales and marketing	25%	28%	29%	29%
Research and development	16%	21%	20%	21%
General and administrative	27%	22%	28%	23%

Total operating expenses	68%	71%	77%	73%

Operating (loss) income	2%	1%	(5)%	(2)%
Other income (expense), net	—%	1%	—%	—%

(Loss) income before provision for income taxes	2%	—%	(5)%	(3)%
Provision for income taxes	—%	—%	—%	—%

Net (loss) income	2%	—%	(5)%	(3)%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Revenues

We derive revenues from U.S. and international customers. Revenues for the three- and six- month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
			As Restated (1)				As Restated (1)
U.S.	$2,376	53%	$2,392	51%	$4,193	50%	$4,707	50%
International	2,076	47%	2,281	49%	4,147	50%	4,658	50%

Total revenues	$4,452		$4,673		$8,340		$9,365

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

The decrease in overall revenue of $0.2 million, or 5%, between the three-months ended June 30, 2006 and the same period in 2005 was primarily due to a general decrease in license revenue and a decrease in consulting projects. The decrease in overall revenue of $1.0 million, or 11%, between the six-months ended June 30, 2006 and the same period in 2005 was primarily attributable to a decrease in government consulting projects, a decrease in license revenue and a decrease in maintenance support contracts.

U.S. revenue decreased between the three-month period ended June 30, 2006 and the same period in 2005, primarily as a result of a $0.1 decrease in license sales partially offset by an increase in consulting sales. U.S. revenue increased between the two periods as a percentage of sales as the U.S. portion of sales did not decrease to the same degree as overall sales. International revenue decreased between the two periods in revenue dollars primarily as a result of a decrease in European consulting projects.

U.S. revenue decreased for the six-month period ended June 30, 2006 as compared to the six month period ended June 30, 2005, as a result of a decrease in general license sales and consulting revenue from a U.S. government prime contractor during 2005 that was not repeated at the same level in 2006. International revenue decreased between the two periods as a result of decrease in international consulting projects.

We had one customer that accounted for 17% and 22% of revenue for the three-month periods ended June 30, 2006 and 2005 respectively. We had one customer that accounted 14% and 17% of revenue for the six-month period ended June 30, 2006 and 2005 respectively.

Our worldwide product and service revenues for the three- and six-month periods ended June 30, 2006 and June 30, 2005 were as follows:

	Three Months Ended June		Six Months Ended June
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Revenues:
Product	$1,628	$1,785	$3,320	$3,605
Services	2,824	2,888	5,020	5,760

Total Revenues	$4,452	$4,673	$8,340	$9,365

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1 in 2005.

Services revenues for the three months ended June 30, 2006 decreased $0.1 million, or 2%, as compared to the same period in 2005. This decrease was mainly attributable to a decrease in consulting projects. Services revenues for the six months ended June 30, 2006 decreased $0.7 million, or 13%, as compared to the same period in 2005. This decrease was mainly attributable to the receipt of a large government order in 2005 that we did not receive in 2006, a decrease in general European consulting projects, and a reduction in software support contracts.

Cost of Revenues

Cost of revenues primarily consist of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. These costs for the three- and six- month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June		Six Months Ended June
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Cost of Revenues:
Product	$96	$106	$227	$255
Services	1,240	1,234	2,098	2,432

Total Cost of Revenues	$1,336	$1,340	$2,325	$2,687

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Product costs remained relatively consistent for the three- and six- months ended June 30, 2006 as compared to the same periods in 2005 because our production costs do not fluctuate in proportion to a change in license sales.

Service costs also remained relatively the same, for the three months ended June 30, 2006 as compared to the same period in 2005. This was primarily attributable to a $0.1 million increase in labor costs associated with new employees, $0.1 million of costs associated with the projected loss on a fixed price contract in overrun, partially offset by a $0.1 decrease in outside contractors, $0.04 million decrease in travel, and a $0.04 million decrease in bonus due to lower consulting sales. Service costs decreased $0.3 million, or 14%, for the six months ended June 30, 2006 as compared to the same period in 2005. This decrease was primarily attributable to a $0.3 million decrease in outside subcontractor costs, $0.2 million deferral of cost to work in progress, partially offset by a $0.2 million increase in labor associated with new employees and $0.2 million of costs associated with the projected loss on a fixed price contract in overrun.

Gross margin percentages for the three- and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June		Six Months Ended June
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Gross margins:
Product	94%	94%	93%	93%
Services	56%	57%	58%	58%

Total Gross Margin	70%	71%	72%	71%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Our gross margin on product remained relatively the same at 94% and 93% during the three- and six- month periods ended June 30, 2006 as compared to the same periods in 2005. Our product expenses are relatively low and consistent as they generally consist of fixed labor and facility costs, therefore, the gross margin remains consistent unless there is a significant change in license revenue.

Our gross margin on service remained relatively the same for the three- month periods ending June 30, 2006 and 2005 at 56% to 57% and for the six-month periods ended June 30, 2006 and 2005 at 58%. This is a result of maintaining consistent utilization rates for internal staff and using contractors to manage increases in revenue.

Operating Expenses

	Three Months Ended June		Six Months Ended June
	2006	2005	2006	2005
		As Restated (1)		As Restated (1)
Operating expense:
Sales and marketing	$1,113	$1,302	$2,417	$2,709
Research and development	739	981	1,700	2,018
General and administrative	1,196	1,022	2,293	2,164

Total operating expense	$3,048	$3,305	$6,410	$6,891

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended June 30, 2006 were $1.1 million, a decrease of $0.2 million, or 15%, as compared to the same period in 2005. The decrease was primarily attributable to a $0.1 decrease in commissions based on lower paying programs in 2006, a $0.1 decrease in marketing programs based on cost reduction programs, a $0.03 reduction in facility expense as a result of the consolidation of our headquarter office. These expenses for the six-month period ended June 30, 2006 were $2.4 million, a decrease of $0.3 million, or 11%, as compared to the same period in 2005. The decrease was primarily the result of a $0.2 million reduction in commission based on new, lower paying commission plans, and a $0.1 million decrease in facility cost as a result of consolidation of our headquarter office.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Expenditures include research and support of the existing G2 product line and, in the three- and six- months ended June 30, 2005 included the development of the software reasoning platform, TrueManage that was discontinued in 2006. Total research and development expenses for the three months ended June 30, 2006 were $0.7 million, a decrease of $0.2 million or 25% from the comparable period in 2005. This decrease is primarily due to a $0.2 million decrease in personnel and contractors for the TrueManage program, and a $0.1 million decrease in facility cost due the reduction of personnel and the consolidation of our headquarters. Total research and development expenses for the six months ended June 30, 2006 were $1.7 million, a decrease of $0.3 million or 16% from the comparable period in 2005. This decrease is primarily the result of $0.2 million decrease in personnel for the TrueManage program, and a $0.1 million decrease in facility cost due to the reduction of personnel and the consolidation of our headquarters.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended June 30, 2006 increased $0.2 million or 17% as compared to the same period in 2005. This increase was a result of, a $0.3 million increase in legal expenses associated with corporate planning, offset by a decrease a $0.1 million decrease in facility costs attributable to the consolidation of our headquarters. The expense for the six months ended June 30, 2006 increased $0.1 million or 6% from the comparable period in 2005. This was primarily the result of a $0.3 million increase in legal expense associated with corporate planning and the restatement, a $0.1 million increase in stock based compensation as a result of the adoption of SFAS 123R, offset by a $0.1 million decrease in facility costs attributable to the consolidation of our headquarters, a one time $0.1 million termination settlement in 2005, and a $0.05 million decrease in contractor support.

Other Income, Expense

Other income, net for the three- and six- months ended June 30, 2006 was $33,000 and $25,000, compared to other expense, net of $7,000 and $22,000 for the same periods in 2005. The decrease is primarily due to foreign exchange rate fluctuations.

Income Taxes

Our provision for income taxes results from anticipated income tax credits in the U.S. based on operating loss carry forwards offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but may not have operating loss carry forwards to reduce tax obligations. Provision for income taxes for the three- and six- months ended June 30, 2006 was $7,000 and $9,000 compared to $8,000 and $24,000 for the same periods in 2005. As the company has an operating loss, the provision is minimal.

LIQUIDITY AND CAPITAL RESOURCES

Our June 30, 2006 cash and cash equivalents were $3.9 million, an increase of $0.7 million from December 31, 2005.

For the six months ended June 30, 2006, we had $1.0 million provided by operating activities offset by $0.2 million used in investing activities and $6,000 used in financing activities.

We reported $1.0 million and $0.6 million of cash flow from operations for the six months ended June 30, 2006 and 2005, respectively. The difference was primarily a result of $0.1 million of greater loss offset by $0.2 million decrease in prepaid expenses and other assets as the company recognized previously paid expenses, $0.1 million decrease in deferred revenue as previously paid contracts became recognized revenue, $0.1 million from an increase in accounts receivable due the company, and lower operating cash outflows of $0.5 million as accrued expenses increased.

Cash flows used in investing activities were $0.2 million for the six month period ended June 30, 2006 and was primarily used for purchases of property and equipment. Cash provided by investing activities was $0.2 million for the six month period ended June 30, 2005 and was primarily due to a $0.3 million return of a security deposit offset by $0.1 million in purchases of property and equipment.

Cash flows used in financing activities were $33,000 and $34,000 for the six-month periods ended June 30, 2006 and 2005 and were primarily used for principal payments on capital lease obligations.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at June 30, 2006 are as follows:

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2006	$308	60
2007	562	110
2008	427	22
2009	392	8
2010	392	1
Thereafter	110	—

Total minimum lease payments	$2,191	$201
Less: Amount representing interest		17

Present value of minimum lease payments		184
Less: Current portion		108

Long-term portion of capital lease obligation		$76

Litigation

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of June 30, 2006, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2006, 2005 or 2004. During the three months ended June 30, 2006 and 2005, respectively, we reissued 0 and 8,416 shares of common stock to employees and non-employee directors. As of June 30, 2006, 332,369 shares remained in treasury at a cost of $1,239,736.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March 2005, July 2005, June 2006 and April 2007 we extended the agreement for additional increments. The contract expired on February 13, 2007. On February 15, 2007 we signed a new one-year Original Equipment Manufacturer agreement which will expire on February 14, 2008. Both agreements call for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. In April 2007 we terminated one of the employees involved with Integration Objects and determined that the other two employees were no longer associated with Integration Objects. During the three- and six- month periods ended June 30, 2006, we paid Integration Objects a total of $0 and $28,168 respectively. At June 30, 2006 we had unpaid royalties of $21,424 due to Integration Objects, Inc.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners, Inc. provided business development and sales consulting services to us, which services were provided by Mr. Cianciotta who was a subcontractor for Market Partners, Inc. We agreed to pay Market Partners, Inc. $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement with Market Partners, Inc. effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners, Inc. a total of $44,686 for the three- and six- months ending June 30, 2006 pursuant to these consulting agreements. At June 30, 2006 we had no unpaid consulting fees owed to Mr. Cianciotta or Market Partners, Inc.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December15, 2006, with early adoption permitted. We will adopt FIN 48 on January 1, 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts, we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At June 30, 2006, substantially all of our funds were in demand deposit accounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

In connection with the restatement, we assessed the effectiveness of our internal control over financial reporting. We and our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., identified and reported to our Audit Committee material weaknesses in our internal control over financial reporting identified in connection with the audit of our financial statements for the quarter ended June 30, 2006. These material weaknesses include entity-level control weaknesses as well as weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria.

The following material weaknesses collectively resulted in us prematurely recognizing revenue, thereby causing revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any period, costs and expenses to vary in any particular period and our net loss to be understated in an earlier period and overstated in a later period. As a consequence, we have restated our historical financial statements, as described elsewhere in this Quarterly Report on Form 10-Q, resulting in an increase in revenue in the quarter ended June 30, 2005 of $15,000 and an increase in net income in the quarter ended June 30, 2005 of $7,000.

We identified the following material weaknesses in connection with the audit of our financial statements for the quarter ended June 30, 2006:

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

•	developing and implementing internal controls and compliance training programs for sales, operation and finance;

•	implementing personnel changes;

•	establishing clear and concise corporate polices, practices and controls; and

•	implementing formal and documented procedures for approving, issuing, documenting and accounting for stock option grants.

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•

implementation of a multi-person review process of revenue packages including system generated reports, expanded documentation requirements and approval requirements of the chief financial officer; and

•	formalization of ongoing reporting of contact status and issues to senior management, including the chief financial officer.

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

As a result of the review and investigation of our accounting practices, we restated previously released financial statements for 2000 through the first quarter of 2006. We also recorded cumulative effect adjustments for fiscal years 2000 through 2003, the effects of which are indicated as adjustments to our financial statements as of December 31, 2003. For more information on these matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our Consolidated Financial Statements.

While we believe we have made appropriate judgments in our reviews and resulting restatement as presented and described in this Quarterly Report on Form 10-Q, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements in future periods.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006, and identified material weaknesses. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of June 30, 2006.

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

We identified the following material weaknesses as of June 30, 2006:

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

For further information about these material weaknesses, please see Item 4 – “Controls and Procedures” included elsewhere in this Quarterly Report on Form 10-Q. Because of these material weaknesses, management concluded that, as of June 30, 2006, our internal control over financial reporting was not effective.

We have implemented and continue to implement a number of remedial measures designed to address the material weaknesses identified as of June 30, 2006. If these remedial initiatives are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

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

We were profitable for the three months ended June 30, 2006 and incurred operating losses for three of the five years ended December 31, 2005. We were profitable for the second quarter of 2006 but operating losses for the first quarter of 2006 that caused us to incur an operating loss for the first six months of 2006. As of June 30, 2006, our accumulated deficit was $21.6 million. Our ability to achieve and maintain profitability is dependent on continued revenues from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we achieve profitability, we cannot assure that we can sustain profitability on a quarterly or annual basis.

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

We rely on maintenance contract renewals for a significant percentage of our revenues, as software maintenance fees have represented 38%, 41% and 41% of our total revenues in the years ended December 31, 2005, 2004 and 2003, respectively. For the three- and six- months ended June 31, 2006, software maintenance fees represented 40% and 40% of our total revenue While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 58%, 51% and 58% of our product revenues in years ended December 31, 2005, 2004 and 2003, respectively. Sales of our products by channel partners represented 73% and 72% of our total sales for the three- and six- months ended June 30, 2006. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our international revenues represented 47%, 49%, and 56% of our total revenues for years ended December 31, 2005, 2004, and 2003, respectively. Our international revenues represented 47% and 50% of our total revenues for the three- and six- months ended June 30, 2006. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

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

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of June 30, 2006, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2006, 2005 or 2004. The following table provides information about purchases by the company during the quarter ended June 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased during Period (1)	Average Price Paid per Share	Total Number of Shares Purchased since Adoption of Program as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
04/01/06-04/30/06	0	$—	501,300	148,700
05/01/06-05/31/06	0	—	501,300	148,700
06/01/06-06/30/06	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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