Form 10-Q
period 2006-09-30
GENSYM CORP
filed 2007-06-06
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

GENSYM CORPORATION

EXPLANATORY NOTE

In this Quarterly Report on From 10-Q for the fiscal quarter ended September 30, 2006, we are restating our consolidated financial statements and related disclosures for the three and nine months ended September 30, 2005. In our Form 10-K for the year ended December 31, 2006 to be filed with the Securities and Exchange Commission, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years ended December 31, 2005 and 2004 and each of the quarters in fiscal year 2005, and we believe these reflect all required restatement adjustments. We do not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the first quarter of 2006. Accordingly, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for 2000 through 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the restated financial statements for 2005 and 2004 included in our Annual Report on Form 10-K for the year ended December 31, 2006 should be relied upon. For a detailed discussion of the effect of the restatements, see Note 3, “Restatement of Previously Issued Financial Statements,” to the Financial Statements included in Part I, Item 1 “Consolidated Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Previously Issued Financial Statements.”

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

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005 As Restated (1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,330	$3,176
Accounts receivable, net of allowance for doubtful accounts of $47 at September 30, 2006 and $48 at December 31, 2005	2,862	3,987
Prepaid and other current assets	518	345

Total current assets	6,710	7,508

Property and equipment, net	585	599
Deposits and other assets	163	334

Total Assets	$7,458	$8,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$596	$495
Accrued expenses	2,086	1,541
Current portion of capital lease obligation	110	101
Deferred revenue	4,230	5,119

Total current liabilities	7,022	7,256

Capital lease and other long term liabilities, net of current portion	172	179
Long term deferred revenue	1,000	1,084

Total Liabilities	$8,194	$8,519

Commitments and contingencies
Stockholders’ Deficit:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and out standing—none
Common stock $.01 par value—authorized—20,000,000 shares issued—7,858,090 and 7,773,222 shares in 2006 and 2005 respectively outstanding—7,525,721 and 7,429,541 shares in 2006 and 2005, respectively	79	78
Capital in excess of par value	22,523	22,372
Treasury stock—332,369 shares in 2006 and 343,681 shares in 2005 at cost respectively	(1,240)	(1,282)
Accumulated deficit	(22,081)	(21,215)
Accumulated other comprehensive income	(17)	(31)

Total stockholders’ deficit	(736)	(78)

Total liabilities and stockholders’ deficit	$7,458	$8,441

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

(1) See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Revenues:
Product	$1,006	$811	$4,326	$4,416
Services	3,377	2,325	8,397	8,085

Total Revenues	4,383	3,136	12,723	12,501

Cost of revenues:
Product	112	115	339	370
Services	1,387	995	3,485	3,427

Total cost of revenues	1,499	1,110	3,824	3,797

Gross Profit	2,884	2,026	8,899	8,704

Operating Expenses:
Sales and marketing	974	1,142	3,391	3,851
Research and development	701	970	2,401	2,988
General and administrative	1,123	981	3,416	3,145
Restructuring	544	—	544	—

Total operating expenses	3,342	3,093	9,752	9,984

Operating Loss	(458)	(1,067)	(853)	(1,280)
Other income (expense), net	1	(67)	26	(89)

Loss before provision for income taxes	(457)	(1,134)	(827)	(1,369)
Provision (benefit) for income taxes	7	(18)	16	6

Net loss	$(464)	$(1,116)	$(843)	$(1,375)

Basic and diluted loss per share	$(0.06)	$(0.15)	$(0.11)	$(0.19)

Basic and diluted weighted average common shares outstanding	7,477	7,367	7,459	7,304

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

(1) See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005 As Restated (1)
Cash Flows from Operating Activities:
Net loss	$(843)	$(1,375)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	254	418
Stock-based compensation	131	63
Loss on disposal of equipment	—	3
Reversal of provision for bad debt	(1)	(94)
Changes in assets and liabilities:
Accounts receivable	1,126	1,710
Prepaid expenses and other current assets	(23)	(123)
Accounts payable	101	(52)
Accrued expenses	545	(509)
Deferred revenue	(973)	102
Other liabilities	55	—

Net cash provided by operating activities	372	143

Cash Flows from Investing Activities:
Purchases of property and equipment	(192)	(295)
Decrease in other assets	—	360

Net cash (used in) provided by investing activities	(192)	65

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(80)	(85)
Proceeds from exercise of stock options	40	142

Net cash (used in) provided by financing activities	(40)	57

Effect of Exchange Rate Changes on Cash	14	(196)

Net Increase in Cash and Cash Equivalents	154	69
Cash and Cash Equivalents, Beginning of Period	3,176	2,927

Cash and Cash Equivalents, End of Period	$3,330	$2,996

Cash paid for income taxes	$10	$—

Cash paid for interest	$14	$18

Acquisition (divestiture) of equipment under capital lease obligations	$27	$(130)

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature as well as the restated adjustments described in Note 3) that are necessary to present fairly our consolidated financial position as of September 30, 2006 and December 31, 2005 and our results of operations and cash flows for the three- and nine- month periods ended September 30, 2006 and 2005. These consolidated financial statements and notes thereto should be read in conjunction with the restated consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on June 6, 2007. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

During the three- and nine- month periods ended September 30, 2006, we incurred operating and net losses. For the nine month period ended September 30, 2006 we achieved positive cash flow. During the year ended December 31, 2005, we also incurred operating and net losses, but achieved positive cash flow. We believe that our cash and cash equivalent balance and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to restore growth and profitability in 2006 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(1)	See Note 3, to the Consolidated Financial Statements

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below set forth the effect of the adjustments as of September 30, 2005 and December 31, 2005 and for the three- and nine- month periods ended September 30, 2005 as applicable:

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2005
	As reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$3,176	$3,176
Accounts receivable, net of allowance for doubtful accounts of $47 at September 30, 2006 and $48 at December 31, 2005	3,987	3,987
Prepaid and other current assets	336	345

Total current assets	7,499	7,508

Property and equipment, net	599	599
Deposits and other assets	153	334

Total Assets	$8,251	$8,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495	$495
Accrued expenses	1,533	1,541
Current portion of capital lease obligation	101	101
Deferred revenue	4,740	5,119

Total current liabilities	6,869	7,256

Capital lease and other long term liabilities, net of current portion	179	179
Long term deferred revenue	206	1,084

Total Liabilities	7,254	8,519

Commitments and contingencies
Stockholders’ Equity:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and out standing—none
Common stock $.01 par value—authorized—20,000,000 shares issued—7,773,222 shares outstanding—7,429,541 shares, respectively	78	78
Capital in excess of par value	22,148	22,372
Treasury stock—343,681 shares in 2005 at cost	(1,282)	(1,282)
Accumulated deficit	(19,916)	(21,215)
Accumulated other comprehensive income	(31)	(31)

Total stockholders’ equity	997	(78)

Total liabilities and stockholders’ equity	$8,251	$8,441

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 As Reported	2005 As Restated	2005 As Reported	2005 As Restated
Revenues:
Product	$830	$811	$4,868	$4,416
Services	2,375	2,325	8,138	8,085

Total revenues	3,205	3,136	13,006	12,501

Cost of revenues:

Product	115	115	370	370
Services	995	995	3,427	3,427

Total cost of revenues	1,110	1,110	3,797	3,797

Gross profit	2,095	2,026	9,209	8,704

Operating expenses:
Sales and marketing	1,142	1,142	3,851	3,851
Research and development	970	970	2,988	2,988
General and administrative	979	981	3,139	3,145

Total operating expenses	3,091	3,093	9,978	9,984

Operating loss	(996)	(1,067)	(769)	(1,280)
Other expense, net	61	67	67	89

Loss before provision for income taxes	(1,057)	(1,134)	(836)	(1,369)

(Benefit) provision for income taxes	(18)	(18)	6	6

Net loss	$(1,039)	$(1,116)	$(842)	$(1,375)

Basic and diluted loss per share	$(0.14)	$(0.15)	$(0.12)	$(0.19)

Basic and diluted weighted average common shares outstanding	7,367	7,367	7,304	7,304

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005 As Reported	2005 As Restated
Cash Flows from Operating Activities:
Net (loss) income	$(842)	$(1,375)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	418	418
Loss on disposal of equipment	3	3
Stock-based compensation	57	63
Reversal of provision for bad debt	(94)	(94)
Changes in assets and liabilities:
Accounts receivable	1,710	1,710
Prepaid expenses and other current assets	(173)	(123)
Accounts payable	(52)	(52)
Accrued expenses	(480)	(409)
Deposits and other assets	—	—
Deferred revenue	(404)	102

Net cash provided by operating activities	143	143

Cash Flows from Investing Activities:
Purchases of property and equipment	(295)	(295)
Decrease in other assets	360	360

Net cash provided by in investing activities	65	65

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(85)	(85)
Proceeds from exercise of stock options	142	142

Net cash provided by financing activities	57	57

Effect of Exchange Rate Changes on Cash	(196)	(196)

Net Increase in Cash and Cash Equivalents	69	69
Cash and Cash Equivalents, Beginning of Period	2,927	2,927

Cash and Cash Equivalents, End of Period	$2,996	$2,996

Cash paid for income taxes	$11	$—

Cash paid for interest	$5	$18

Divesture of equipment under capital lease obligations	$(130)	$(130)

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Comprehensive Loss

The components of comprehensive loss for the three- and nine- month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Net loss	$(464)	$(1,116)	$(843)	$(1,375)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3)	10	14	(171)

Comprehensive loss	$(467)	$(1,106)	$(829)	$(1,546)

(1)	See Note 3, to the Consolidated Financial Statements

5. Net Loss Per Share

The following is a reconciliation of basic and diluted weighted average shares used in the computation of net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	7,477	7,367	7,459	7,304
Additional dilutive common stock equivalents	—	—	—	—

Diluted weighted average shares	7,477	7,367	7,459	7,304

For the nine- month periods ended September 30, 2006 and 2005, options to purchase 1,230,123 and 1,647,456 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because we had a net loss for the periods.

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

We have elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, prior period financials have not been restated for this purpose. Under the provisions of SFAS 123(R), we recorded a net reduction of expense of $46,000 and an expense of $121,000 of stock-based compensation on our consolidated condensed statements of operations for the three- and nine- months ended September 30, 2006, including no compensation related to the issuance of shares of common stock to our board of directors members for the three-month period ended September 30, 2006 and $10,000 of compensation related to the issuance of 5,306 shares of common stock to our board of directors members for the nine-month period ended September 30, 2006. The stock-based compensation for the three and nine months ended September 30, 2006 is included in the following expense categories (in thousands):

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of service and other	$2	$8
Selling and marketing	5	20
Research and development	1	11
General and administrative	(54)	82

	$(46)	$121

During the nine months ended September 31, 2006, we also issued 6,006 shares of common stock with a fair value of $10,000 to members of management in lieu of cash payment for a portion of their bonus accrued in 2005. This amount was excluded from the table above.

The adoption of SFAS No. 123R had no effect on cash flow from operations for the three and nine months ended September 30, 2006.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	As Restated (1)
Net loss attributable to common shareholders—
As reported	$(1,116)	$(1,375)
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	108	371
Add: Stock-based compensation expense included in reported net income	11	34

Pro forma net loss	$(1,213)	$(1,712)

Net loss attributable to common shareholders per share—basic and diluted
As reported	$(0.15)	$(0.19)
Pro forma	(0.16)	(0.23)

(1)	See Note 3, to the Consolidated Financial Statements

Our results for the three- and nine- months ended September 30, 2005 included $9,100 of stock-based compensation related to the issuance of 2,806 shares of common stock, and $28,000 of stock-based compensation related to the issuance of 7,858 shares of common stock to our board of directors members, respectively. During the three and nine months ended September 30, 2005 we recorded $2,000 and $6,000 of compensation expense in accordance with APB No. 25.

During the three- and nine- month periods ended September 30, 2005 we issued no shares and 7,624 shares common stock with a fair market value of $0 and $29,000 to members of management in lieu of cash payment for a portion of their bonus accrued during 2004. This amount was excluded from the table above.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans were $1.16 and $1.67 for the three- and nine- months ended September 30, 2006 as compared to $3.39 and $3.68 for the same periods in 2005, using the following assumptions:

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 31,
	2006	2005
Average risk free interest rates	4.78%	4.26%
Expected dividend yield	None	None
Expected life	7 Years	7 Years
Expected volatility	130%	139%

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

Based on our historical voluntary turnover rates, an annualized estimated forfeiture rate of 6% has been used in calculating the recorded expense. Under the true-up provisions of SFAS No. 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. During the three months ended September 30, 2006 we experienced higher than anticipated forfeitures, and as a result a net reduction of compensation was recorded for the period.

Changes in outstanding stock options for the three- and nine- months ended September 30, 2006, were as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005-As Restated (1)	1,665,224	$1.40
Granted	330,000	1.80
Exercised	(9,300)	0.58
Forfeited	(213,634)	1.93

Outstanding at March 31, 2006	1,772,290	$1.42	7.19	$1,922

Exercisable at March 31, 2006	1,336,920	$1.38	6.50	$1,614
Granted	6,500	2.25
Exercised	(20,834)	0.72
Forfeited	(159,034)	2.39

Outstanding at June 30, 2006	1,598,922	$1.34	6.49	$674

Exercisable at June 30, 2006	1,163,558	$1.26	5.73	$619
Granted	5,000	1.25
Exercised	(54,734)	0.37
Forfeited	(319,065)	1.82

Outstanding at September 30, 2006	1,230,123	$1.25	5.56	$404

Exercisable at September 30, 2006	1,161,969	$1.26	5.46	$396

(1)	See Note 3, to the Consolidated Financial Statements

As of September 30, 2006, we had $49,000 of unrecognized compensation cost related to unvested awards, which we expects to recognize over a weighted-average period of 2 years.

The total intrinsic value of options exercised for the three-months ended September 30, 2006 and 2005 were $53,000 and $411,000, respectively. Total intrinsic value of options exercised for the nine-months ended September 30, 2006 and 2005 were $106,000 and $493,000, respectively.

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
United States	52%	46%	51%	49%
Sweden	9%	13%	8%	11%
Asia	5%	7%	6%	7%
Rest of Europe	22%	20%	22%	21%
Rest of World	12%	14%	13%	12%

Total	100%	100%	100%	100%

(1)	See Note 3, to the Consolidated Financial Statements

Revenues from one customer represented 17% and 13% of total revenues for the three and nine months ended September 30, 2006. Revenue from one customer represented 11% for the three months ended and September 30, 2005 and two customers represented 23% of total revenues for the nine months ended September 30, 2005.

The following table presents our long-lived assets, net of depreciation and amortization, as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
United States	$538	$527
Europe	46	72

Total	$584	$599

8. Restructuring

On August 6, 2006, we announced a restructuring plan intended to reduce costs and return the company to sustained profitability. The restructuring plan, which involves a reduction in workforce and consolidation of offices, is being implemented in response to our recent operating losses and our renewed focus on core products and services. We reduced our workforce by 15 employees, or approximately 20 percent of our regular full-time staff, and initiated the closing of two sales offices. The reduction in workforce happened in the third and fourth quarter of 2006 and the second quarter of 2007. We expect the office closures to occur by the end of 2007. These workforce reductions are in addition to the management changes previously announced by Gensym on July 27 and August 6, 2006.

We incurred charges relating to the restructuring plan of approximately $544,000, the majority of which related to employee severance payments. All of these charges will result in cash expenditure, of which $112,000 was incurred in the quarter ending September 30, 2006, $196,000 was incurred in the quarter ended December 31, 2006 and the remainder will be incurred in the second quarter of 2007.

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

The following is the breakdown of revenue by product and service revenue:

	Three Month Ended September 30,		Nine Month Ended September 30,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Product license sales	23%	26%	34%	35%
Consulting and educational services	37%	20%	26%	23%
Customer support services	40%	54%	40%	42%

	100%	100%	100%	100%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

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

For a more detailed explanation of the judgments made in these areas, refer to our Annual Report on Form 10-K for the year ended December 31, 2005. During the nine-month period ended September 30, 2006 we adopted Statement of Financial Standard No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R) which fully explained in footnote 6 to the financial statements.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	As Restated (1) 2005	2006	As Restated (1) 2005
Revenues:
Product	23%	26%	34%	35%
Services	77%	74%	66%	65%

Total Revenues	100%	100%	100%	100%

Cost of revenues:
Product	3%	4%	3%	3%
Services	32%	32%	27%	27%

Total Cost of Revenues	34%	36%	30%	30%

Gross Profit	66%	64%	70%	70%

Operating Expenses:
Sales and Marketing	22%	36%	27%	31%
Research and Development	16%	31%	19%	24%
General & Administrative	26%	31%	27%	25%
Restructuring	12%	—%	4%	—%

Total Operating Expenses	76%	98%	77%	80%

Operating loss	(10)%	(34)%	(7)%	(10)%

Other expense, net	—%	(2)%	—%	(1)%

Loss before provision for income taxes	(10)%	(36)%	(7)%	(11)%
Provision for income taxes	—%	—%	—%	—%

Net loss	(10)%	(36)%	(7)%	(11)%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

We derive revenues from U.S. and international customers. Revenues for the three- and nine- month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005 As Restated (1)		2006		2005 As Restated (1)
U.S.	$2,293	52%	$1,436	46%	$6,482	51%	$6,110	49%
International	2,090	48%	1,700	54%	6,241	49%	6,391	51%

Total Revenues	$4,383		$3,136		$12,723		$12,501

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

The overall increase in revenue of $1.2 million or 40% between the three-months ended September 30, 2006 and the same period in 2005 was primarily the result of a large government project in 2006 and an increase in overall European consulting projects. The overall increase in revenue of $0.2 million or 2% between the nine-months ended September 30, 2006 and the same period in 2005 was primarily the result of an increase in overall consulting projects.

The overall increase of $0.9 million in U.S. revenues was primarily the result of an increase in service revenues between the three-months ended September 30, 2006 and the same period in 2005 based on the receipt of a large government contract in 2006 that we did not receive in 2005. The overall increase of $0.3 million in international revenues was primarily the result of an increase in general consulting service revenues between the nine-months ended September 30, 2006 and the same period in 2005.

Our worldwide product and service revenues for the three-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September		Nine Months Ended September
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Revenues:
Product	$1,006	$811	$4,326	$4,416
Services	3,377	2,325	8,397	8,085

Total Revenues	$4,383	$3,136	$12,723	$12,501

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Product revenues for the three months ended September 30, 2006 increased by $0.2 million, or 24%, as compared to the same period in 2005 due to an increase in license bookings. Product revenues for the nine months ended September 30, 2006 decreased by $0.1 million, or 2%, as compared to the same period in 2005 due to a reduction in license bookings.

Services revenues for the three months ended September 30, 2006 increased $1.1 million, or 45%, as compared to the same period in 2005. This increase was mainly attributable to the receipt of a large government order in 2006 that we did not receive in 2005 and an increase in general European consulting projects. Services revenues for the nine months ended September 30, 2006 increased $0.3 million, or 4%, as compared to the same period in 2005. This increase was mainly attributable to the receipt of a large government order in 2006 that we did not receive in 2005 and an increase in general European consulting projects offset by a reduction in software support contracts.

Revenues from one customer represented 17% and 13% of total revenues for the three and nine months ended September 30, 2006. Revenue from one customer represented 11% for the three months ended and September 30, 2005 and two customers represented 23% of total revenues for the nine months ended September 30, 2005.

Cost of Revenues

Cost of revenues primarily consist of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. These costs for the three- and nine- month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September		Nine Months Ended September
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Cost of Revenues:
Product	$112	$115	$339	$370
Services	1,387	995	3,485	3,427

Total Cost of Revenues	$1,499	$1,110	$3,824	$3,797

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Product costs remained relatively consistent for the three- and nine- months ended September 30, 2006 as compared to the same periods in 2005 because production costs are generally fixed and do not fluctuate in proportion to a change in license sales.

Service costs increased $0.4 million, or 39%, for the three months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily attributable to a $0.3 million increase in labor costs associated with new employees and contractors used, $0.1 million of costs associated with the recognition of costs previously in Work in Progress related to a project that met a milestone for revenue recognition during the period, $0.06 million in pass through costs associated with the large government contract, $0.05 million of labor usually allocated to sales, but not allocated in this period as consultants were working on billable projects instead of sales support, and $0.03 million in additional commissions based on increased sales. Service costs increased $0.1 million, or 2%, for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily attributable to a $0.3 million increase in labor costs associated with new employees, $0.1 million of costs associated with the recognition of costs previously in Work in Progress related to a project that met a milestone for revenue recognition during the period, $0.05 million in pass through costs associated with the large government contract, $0.04 million of labor not allocated to sales as consultants were working on billable projects,, and $0.03 million in additional commissions based on increased sales, offset by a decrease of $0.4 million of outside consultants not needed in 2006 to perform services under consulting projects.

Gross margin percentages for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September		Nine Months Ended September
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Gross margins:
Product	89%	86%	92%	92%
Services	59%	57%	58%	58%

Total Gross Margin	66%	65%	70%	70%

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Our gross margin on product increased from 86% to 89% during the three-month period ended September 30, 2006 as compared to the same period in 2005 and remained relatively unchanged for the nine-month period ended September 30, 2006 as compared to the same period in 2005. Our product expenses are relatively low and consistent as they generally consist of fixed labor and facility costs, therefore, the gross margin remains consistent unless there is a significant change in license revenue.

Our gross margin on service increased from 57% to 59% and 58% to 59% for the three- and nine-month periods ended September 30, 2006 as compared to the same period in 2005. These increases were a result of using employees to perform services versus outside contractors.

Operating Expenses

	Three Months Ended September		Nine Months Ended September
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Operating expense:
Sales and marketing	$974	$1,142	$3,391	$3,851
Research and development	701	970	2,401	2,988
General and administrative	1,123	981	3,416	3,145
Restructuring	544	—	544	—

Total operating expense	$3,342	$3,093	$9,752	$9,984

(1)	See Note 3, to the Consolidated Financial Statements included in Part I, Item 1

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended September 30, 2006 were $1.0 million, a decrease of $0.2 million, or 15%, as compared to the same period in 2005. The decrease was primarily attributable to a $0.1 decrease in marketing programs based on cost reduction programs, a $0.05 million decrease in allocation from consulting services in support of sales, a $0.04 million decrease in recruiting and relocation expense, and a $0.03 million reduction in facility expense as a result of the consolidation of our headquarters. These expenses for the nine-month period ended September 30, 2006 were $3.4 million, a decrease of $0.5 million, or 12%, as compared to the same period in 2005. The decrease was primarily the result of a $0.2 million reduction in commission based on fewer sales people and new, lower paying commission plans, a $0.1 million decrease in personnel cost based on fewer people, a $0.1 million decrease in facility cost due to fewer people and the result of consolidation of our headquarters, a $0.1 million decrease in marketing programs, a $0.05 decrease in relocation and recruiting expense and a $0.03 decrease in travel expense based on cost reduction programs.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Expenditures include research and support of the existing G2 product line and, in the three- and nine- months ended September 30, 2005 included the development of the software reasoning platform, TrueManage that was not continued in 2006. Total research and development expenses for the three months ended September 30, 2006 were $0.7 million, a decrease of $0.3 million or 28% from the comparable period in 2005. This decrease is primarily due to a $0.2 million decrease in personnel and contractors for the TrueManage program, and a $0.1 million decrease in facility cost due to a reduction of personnel and as a result of consolidation of our headquarters. Total research and development expenses for the nine months ended September 30, 2006 were $2.4 million, a decrease of $0.6 million or 20% from the comparable period in 2005. This decrease is primarily the result of $0.4 million decrease in personnel for the TrueManage program, and a $0.1 million decrease in facility cost due to less people and the result of consolidation of our headquarters.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended September 30, 2006 increased $0.1 million or 14% as compared to the same period in 2005. This increase was a result of a one time $0.2 million severance charge related to the departure of our CEO, a $0.1 million increase in legal expenses associated with the restatement, a $0.1 million increase in accounting expense associated with the restatement, a $0.04 million increase in bad debt reserve as a result of a reserve reduction in 2005 that was not repeated in 2006, offset by a decrease in personal expense of $0.1 million, a $0.1 million decrease in stock-based compensation expense associated with the departure of our CEO, a $0.1 million decrease in insurance expense for a claim made in 2005 that was not repeated in 2006, and a $0.05 million decrease in facility costs attributable to the consolidation of our headquarters. The expense for the nine months ended September 30, 2006 increased $0.3 million or 9% from the comparable period in 2005. This was primarily the result of a $0.4 million increase in legal expense associated with corporate planning and the restatement, a $0.1 million increase in accounting expense associated with the restatement, a one time $0.2 million severance charge related to the departure of our CEO, a $0.2 million decrease in personnel expense, a $0.1 million increase in stock-based compensation expense associated with our adoption of SFAS 123(R) during 2006, a $0.05 million increase in bad debt expenses as a result of a bad debt reduction in 2005 not repeated in 2006, a $0.05 million increase in professional service fees in support of the restatement, offset by a $0.1 million decrease in insurance expense for a claim made in 2005 that was not repeated in 2006, a $0.1 million decrease in facility costs attributable to the consolidation of our headquarters, a $0.1 million termination settlement in 2005 that was not repeated in 2006, and a $0.05 decrease in travel expense as a result of a cost reduction program.

Restructuring. On August 6, 2006, we announced a restructuring plan intended to reduce costs and return the company to sustained profitability. The restructuring plan, which involved a reduction in workforce and consolidation of offices, is being implemented in response to our recent operating losses and our renewed focus on core products and services. The plan reduces our workforce by 15 employees, or approximately 20 percent of its regular full-time staff, and closes two sales offices. These expenses for the three- and nine- month period ended September 2006 were $0.5 million. We did not have restructuring expenses in 2005. The majority of the expenses relate to employee severance payments. All of these charges will result in cash expenditures, of which approximately $0.2 million were incurred in the quarter ending September 30, 2006 and the remainder will be incurred in the fourth quarter of 2006 and the second quarter of 2007.

Other Income, Expense

Other income, net for the three- and nine- months ended September 30, 2006 was $1,000 and $26,000, compared to other expense, net of $67,000 and $89,000 for the same periods in 2005. The decrease is primarily due to foreign exchange rate fluctuations.

Income Taxes

Our provision for income taxes results from anticipated income tax credits in the U.S. based on operating loss carry forwards offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but may not have operating loss carry forwards to reduce tax obligations. Provision for income taxes for the three- and nine- months ended September 30, 2006 was $7,000 and $16,000 compared to reduction in provision of $18,000 and a provision of $6,000 for the same periods in 2005. The increase in the tax expense for both periods is a result of a reduction in tax obligation in 2005 based on our tax filing not repeated in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our September 30, 2006 cash and cash equivalents were $3.3 million, an increase of $0.1 million from December 31, 2005.

For the nine months ended September 30, 2006, we had $0.4 million provided by operating activities offset by $0.2 million used in investing activities and $40,000 used in financing activities.

We reported $0.4 million and $0.1 million of cash flow from operations for the nine months ended September 30, 2006 and 2005, respectively. The difference was primarily a result of $0.5 million of higher profits offset by $0.1 million of lower prepaids and other assets as we recognized expenses paid in a previous period, $1.1 million decrease in deferred revenue as previously paid contracts became recognized revenue, $0.5 million decrease in collections from accounts receivable and a decrease in operating cash outflows of $1.0 million as accrued expenses increased.

Cash flows used in investing activities were $0.2 million for the nine-month period ended September 30, 2006 as compared to cash provided by investing activities of $0.1 million for the nine-month period ended September 30, 2005. Cash used were primarily used for purchases of property and equipment offset by a $0.4 million return of a security deposit for our headquarters facility.

Cash flows used in financing activities were $40,000 for the nine-month period ended September 30, 2006 as compared to cash provided by financing activities of $0.1 million for the nine-month period ended September 30, 2005. These were primarily used for principal payments on capital lease obligations offset by cash received for the exercise of stock options.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at September 30, 2006 are as follows:

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2006	$158	30
2007	580	110
2008	445	22
2009	405	8
2010	394	1
Thereafter	110	—

Total minimum lease payments	$2,092	$171
Less: Amount representing interest		13

Present value of minimum lease payments		158
Less: Current portion		110

Long-term portion of capital lease obligation		$48

Litigation

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of September 30, 2006, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2006, 2005 or 2004. During the three months ended September 30, 2006 and 2005, respectively, we reissued 0 and 2,806 shares of common stock to employees and non-employee directors. As of September 30, 2006, 332,369 shares remained in treasury at a cost of $1,239,736.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March 2005, July 2005, June 2006 and April 2007 we extended the agreement for additional increments. The contract expired on February 13, 2007. On February 15, 2007 we signed a new one-year Original Equipment Manufacturer agreement which will expire on February 14, 2008. Both agreements call for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. In April 2007 we terminated one of the employees involved with Integration Objects and determined that the other two employees were no longer associated with Integration Objects. During the three- and nine- month periods ended September 30, 2006, we paid Integration Objects a total of $12,296 and $40,464 respectively. At September 30, 2006 we had unpaid royalties of $28,232 due to Integration Objects, Inc.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners, Inc. provided business development and sales consulting services to us, which services were provided by Mr. Cianciotta who was a subcontractor for Market Partners, Inc. We agreed to pay Market Partners, Inc. $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement with Market Partners, Inc. effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners, Inc. a total of $44,686 for the three months ending September 30, 2006 pursuant to these consulting agreements. At September 30, 2006 we had no unpaid consulting fees owed to Mr. Cianciotta or Market Partners, Inc.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 on January 1, 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts, we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At September 30, 2006, substantially all of our funds were in demand deposit accounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

In connection with the restatement, we assessed the effectiveness of our internal control over financial reporting. We and our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., identified and reported to our Audit Committee material weaknesses in our internal control over financial reporting identified in connection with the audit of our financial statements for the quarter ended September 30, 2006. These material weaknesses include entity-level control weaknesses as well as weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria.

The following material weaknesses collectively resulted in us prematurely recognizing revenue, thereby causing revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any period, costs and expenses to vary in any particular period and our net loss to be understated in an earlier period and overstated in a later period. As a consequence, we have restated our historical financial statements, as described elsewhere in this Quarterly Report on Form 10-Q, resulting in a reduction in revenue in the quarter ended September 30, 2005 of $69,000 and in an increase in net loss in the quarter ended September 30, 2005 of $77,000.

We identified the following material weaknesses in connection with the audit of our financial statements for the quarter ended September 30, 2006:

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

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•	implementation of multi-person review process of revenue packages including system generated reports, expanded documentation requirements and approval requirements of the chief financial officer; and

•	Formalization of ongoing reporting of contact status and issues to senior management, including the chief financial officer.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements in future periods.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006, and identified material weaknesses. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of September 30, 2006.

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

We identified the following material weaknesses as of September 30, 2006:

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

For further information about these material weaknesses, please see Item 4 – “Controls and Procedures” included elsewhere in this Quarterly Report on Form 10-Q. Because of these material weaknesses, management concluded that, as of September 30, 2006, our internal control over financial reporting was not effective.

We have implemented and continue to implement a number of remedial measures designed to address the material weaknesses identified as of September 30, 2006. If these remedial initiatives are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

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

We incurred operating losses in the three months ended September 30, 2006 and for three of the five years ended December 31, 2005. In August 2006 we announced a strategic restructuring of our company in response to our recent losses and our renewed focus on core products and services that included a 20% reduction in workforce and the closing of two sales offices. We were profitable for the second quarter of 2006 but had operating losses for this third quarter of 2006 and for the first quarter of 2006 that caused us to incur an operating loss for 2006. As of September 30, 2006, our accumulated deficit was $22.1 million. Our ability to achieve and maintain profitability is dependent on continued revenues from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we achieve profitability, we cannot assure that we can sustain profitability on a quarterly or annual basis.

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

We rely on maintenance contract renewals for a significant percentage of our revenues, as software maintenance fees have represented 38%, 41% and 41% of our total revenues in the years ended December 31, 2005, 2004 and 2003, respectively. For the three- and six- months ended September 30, 2006, software maintenance fees represented 39% and 40% of our total revenue. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 58%, 51% and 58% of our product revenues in years ended December 31, 2005, 2004 and 2003, respectively. Sales of our products by channel partners represented 69% and 68% of our total sales for the three- and nine- months ended September 30, 2006. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our international revenues represented 47%, 49%, and 54% of our total revenues for years ended December 31, 2005, 2004, and 2003, respectively. Our international revenues represented 48% and 49% of our total revenues for the three- and nine- months ended September 30, 2006. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

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

These factors may have a material adverse effect on our future international sales and, consequently, on our business, results of operations, cash flows, or financial position.

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

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of September 30, 2006, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2006, 2005 or 2004. The following table provides information about purchases by the company during the quarter ended September 30, 2006 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased during Period (1)	Average Price Paid per Share	Total Number of Shares Purchased since Adoption of Program as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
07/01/06-07/31/06	0	$—	501,300	148,700
08/01/06-08/31/06	0	—	501,300	148,700
09/01/06-09/30/06	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
10.1	Employment Offer Letter, dated August 3, 2006, between Gensym Corporation and Robert Ashton (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 08, 2006)

10.2	Severance Benefits Agreement, dated August 16, 2006, between Gensym Corporation and Carl Schultz (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 22, 2006)

10.3	Severance Benefits Agreement, dated August 25, 2006, between Gensym Corporation and Lowell Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 25, 2006)

10.4	Employment Offer Letter, dated August 3, 2006, between Gensym Corporation and Robert Ashton (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 08, 2006)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION
(Registrant)

Dated: June 6, 2007	/s/ STEPHEN D. ALLISON
Stephen D. Allison
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Offer Letter, dated August 3, 2006, between Gensym Corporation and Robert Ashton (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 08, 2006)

10.2	Severance Benefits Agreement, dated August 16, 2006, between Gensym Corporation and Carl Schultz (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 22, 2006)

10.3	Severance Benefits Agreement, dated August 25, 2006, between Gensym Corporation and Lowell Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 25, 2006)

10.4	Employment Offer Letter, dated August 3, 2006, between Gensym Corporation and Robert Ashton (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 08, 2006)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.