Form 10-K
period 2006-12-31
GENSYM CORP
filed 2007-06-06
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last sale price for such stock on June 30, 2006, was $5,882,890.

As of May 31, 2007 there were 7,878,404 shares of the Registrant’s Common Stock outstanding.

GENSYM CORPORATION

EXPLANATORY NOTE

In this Annual Report on Form 10-K we are restating our consolidated balance sheet as of December 31, 2005 and our consolidated statements of operations, stockholder’s equity, cash flows and related disclosures for the years ended December 31, 2005 and 2004. We are also restating the condensed consolidated financial statement for each of the four quarters of 2005 and the first quarter of 2006. We anticipate filing on the same date as this Annual Report on Form 10-K, an amendment to our Quarterly Report on Form 10-Q for the first quarter of 2006. We also anticipate filing our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, which will also include restated condensed consolidated financial statements. We do not anticipate filing amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any periods prior to the first quarter of 2006. Accordingly, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for 2000 through 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. Instead, the restated financial statements for 2005 and 2004 included in this Annual Report on Form 10-K for the year ended December 31, 2006 should be relied upon. We have also included in Part II, Item 6 “Selected Financial Data” selected restated consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000. For a detailed discussion of the effect of the restatements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2, “Restatement of Previously Issued Financial Statements” included in Part II, Item 8 in our consolidated financial statements.

We have identified and reported “material weaknesses” to the Audit Committee of our Board of Directors and Vitale, Caturano & Company, Ltd., our independent registered public accounting firm. Please see “Item 9A. Controls and Procedures” in Part II for a description of these matters, and of the measures that we have implemented to date, as well as additional steps we plan to take to strengthen our controls.

We are also recording adjustments affecting our previously-reported financial statements for fiscal years 2000 through 2005 and for the first quarter of 2006, the cumulative effects of which are summarized in the table below. The financial statements for 2003, 2002, 2001 and 2000 have not been audited. The restatements for all periods described in this Annual Report on Form 10-K include adjustments arising from an internal review of our accounting practices with respect to three areas:

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

Cumulative Effect of Adjustments on Accumulated Deficit

The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

	1999 and Prior	2000	2001	2002	2003	2004	2005	First Quarter of 2006
	As Restated (1) (in thousands)
Net (Loss) income as originally reported	$—	$(12,816)	$(3,749)	$1,644	$(1,783)	$894	$(663)	$(575)

Adjustments related to:
Revenue Recognition	(790)	(1,335)	1,331	(103)	162	101	(579)	99
Stock Compensation	(35)	(120)	(33)	(14)	(31)	(15)	6	—
Other Accounting Adjustments	—	—	—	—	204	(24)	(24)	3

Net adjustments	(825)	(1,455)	1,298	(117)	335	62	(597)	102

Net (Loss) income as restated	(825)	(14,271)	(2,451)	1,527	(1,448)	956	(1,260)	(473)

Cumulative effect to Accumulated Deficit	$825	$2,280	$982	$1,099	$764	$702	$1,299	$1,197

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8

Additional information regarding the restatement can be found in this report in:

•	Part I, Item 1A, “Risk Factors;”

•	Part II, Item 6, “Selected Financial Data;”

•	Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	Part II, Item 8, “Financial Statements and Supplemental Data”, Note 2, “Restatement of Previously Issued Financial Statements;” and

•	Part II, Item 9A, “Controls and Procedures.”

PART I

ITEM 1.	BUSINESS.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report, words such as “anticipate”, “believe”, “estimate”, ‘expect”, “intend” and similar expressions, as they relate to us or our management identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below in Item 1A “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. While we may elect to update forward looking statements in the future, we undertake no obligation to update or revise any forward-looking statements.

General

We are a provider of rule engine software and services for mission-critical solutions that support and automate decisions in real time. Our flagship G2© software applies real-time rule technology to information in order to optimize operations and detect, diagnose and resolve costly problems. With applications based on G2, organizations in manufacturing, utilities, communications, transportation, aerospace, finance and government increase the agility of their business operations and achieve greater levels of performance.

Our products apply rule logic in real time to enable organizations to make better operational decisions. Benefits derived from the use of our products include:

•	greater agility in responding to changing business conditions;

•	increased production capacities;

•	reduced consumption of energy, materials and resources;

•	avoidance of capital expenditures;

•	waste reduction;

•	higher levels of product and service quality; and

•	avoidance of costly operational disruptions and shutdowns.

Our key product is G2, a mature and robust software platform that underlies all of our other products. We released our most recent version of G2, version 8.2, in December 2005, and completed the beta program for the next version of G2, version 8.3, in March 2007. With version 8.3 of G2, we have continued on our path of major enhancements to G2 that started with G2 version 8.0. Version 8.3 Beta introduced support for web-based standards, SOAP and Web Services, new business rules analysis techniques and extensions to its BPEL implementation. This optimized interoperable technology enables integrating G2 solutions in Service Oriented Architectures (SOA), using G2’s rule engine and extended BPEL implementation to orchestrate processes in business applications and also in G2’s traditional markets of discrete manufacturing, process industry, government and telecom. G2 version 8.3 also further extends flexibility and usability of the rich client Windows based user interface introduced in earlier versions of G2 versions 8. These additions enhance user experiences with new presentation styles using 2D/3D charts, schematics, reports and HTML views.

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

We have a sales force in the United States, Europe and the Middle East. As part of our restructuring program initiated in August 2006, we plan to close our Middle East sales office in late 2007. Our sales force is focused on the generation of new business in several vertical and horizontal markets. The vertical markets include: chemical, oil and gas; other process manufacturing; discrete manufacturing; power utilities; water utilities; telecommunications; government; transportation; and aerospace. The horizontal markets include business process management, supply chain management, and modeling and simulation.

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

Our Products

Our core technology is an extensible, customizable software platform known as G2. G2 supports complex event processing applications that emulate human reasoning and make operating decisions using rule-based knowledge and often real-time data. We sell G2 and several products based on or complementary to it.

G2

G2, our core technology, is a comprehensive, object-oriented environment for rapidly building and deploying mission-critical, decision management applications that help improve complex business operations in real time. G2 applications apply knowledge that combines the experience of operations personnel with analytical models constructed by engineers and business professionals, as well as past data and real-time events, in order to reach conclusions, provide advice, and take automated actions in a timely fashion. G2 can pursue multiple lines of reasoning based on this knowledge and can consider multiple problems concurrently. It can maintain records of historical data and results of its reasoning, which is important for ongoing, real-time management of operations. It also incorporates a broad array of integrated technologies that enable application developers to implement object-oriented, rule-based applications without the need for conventional computer programming.

G2 enables an application developer to express rule logic through objects, rules, models and procedures using structured natural language and domain specific graphical languages so that the logic can be readily understood and modified. The G2 development environment enables a developer to test an application using simulated data and to view the results graphically. In this way, an application can be tested under various scenarios before deployment. Application changes in G2 are immediate and interactive, with no stopping for code compilation, to facilitate application improvements during prototyping, during development, and even while in deployment. Using G2’s ability to support rapid application development and hot code replacement for on-the-fly process modification, a developer can show a dynamic, graphically animated prototype of an application to an end user at an early stage, often within a few days and rapidly enhance deployed applications as additional knowledge and requirements are gathered.

With G2, an application developer can model a process in terms of interrelated objects, which may be in graphical or schematic diagram form. These object-based graphical connections enable G2 to reason about the behavior of connected process objects. G2’s high-level representation of knowledge enables persons in many roles in an organization to develop applications more quickly and easily and to more effectively maintain and reuse those applications. Using Telewindows® or the Telewindows ActiveX control, which are user-interface components of G2, developers at multiple geographic locations can work in teams to concurrently develop applications. With Telewindows, role based multi-user applications can be built quickly with the look and feel of Windows desktop applications. Telewindows supports unique adaptive technology to configure in real time the rich client user interfaced based on user role and application context to provide personalized views.

Applications built on G2 are portable and can operate across a number of computer operating systems, so that solutions can be deployed on a wide range of platforms and later migrated to other computers and operating systems. G2 currently runs on PCs running Windows® NT/2000/2003/XP and on workstations from Hewlett-Packard, IBM, Sun Microsystems and others. G2 currently runs under the Windows, UNIX® and Linux® operating systems. G2 integrates with Oracle, Sybase, OSI PI and many industry standards including OPC, ODBC, SMTP, SNMP, JMS, JAVA, COM and .NET.

G2 can support concurrent access to multiple sources of data and high-performance data exchange. Once an application is deployed, G2 components, such as Telewindows and G2 WebLink, enable multiple end users to share that application concurrently. Telewindows and G2 WebLink are available on all G2 platforms as well as on PCs running Windows.

During 2006, we continued the development of major enhancements to G2 by introducing an Alpha version of G2 version 8.3 in October, 2006. As discussed above, we completed the Beta program for version 8.3 in March 2007. In addition to G2 version 8.3, we also enhanced all of our G2 based application products based on G2 version 8.3 and we plan to release these enhanced products along with G2 version 8.3 in mid 2007. These products include G2 ReThink version 5.1, G2 e-SCOR version 5.1, G2 Optegrity version 5.1, G2 NeurOn-Line version 5.1 and G2 Integrity version 5.0.

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

We are planning a new release of G2 NeurOn-Line, based on G2 version 8.3, in mid 2007.

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

We are planning a new release of G2 Optegrity, based on G2 version 8.3, in mid 2007.

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

We are planning a new release of G2 Integrity, based on G2 version 8.3, in mid 2007.

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

We are planning a new release of G2 ReThink, based on G2 version 8.3, in mid 2007.

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

We are planning a new release of G2 e-SCOR, based on G2 version 8.3, in mid 2007.

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

The manufacturing industry has been a key area of expertise since our founding in 1986. We target manufacturers who seek to manage complex processes in order to improve product quality, increase the availability of production systems and enhance the safe operation of their facilities. Working with our network of partners and through our own consulting organization, our customers deploy custom applications based on our products.

Our sales force operates across markets servicing both end users and partners. We use indirect channel programs and focus our sales force on growing new business through our indirect channel partners. Our indirect programs are designed to leverage the market presence, domain knowledge and project experience of our partners. At the same time, our sales force also directly supports the current and future needs of our existing base of end users.

Sales and Marketing

We employ both a direct sales force and select channel partners to bring our products and services to end users.

We have sales offices in the U.S., Europe, and the Middle East, and channel partners worldwide. As part of our restructuring plan initiated in August 2006, we plan to close the Middle East sales office in late 2007. In 2006, 2005 and 2004 we received 51%, 47% and 49% of our total revenues, respectively, from international operations. Our domestic and international sales as a percentage of total revenues in 2006, 2005 and 2004 were as follows:

	2006	2005	2004
		As Restated (1)	As Restated (1)
United States	51%	47%	49%
Rest of Europe	22	30	27
Rest of World	12	7	12
Sweden	9	10	7
Asia	6	6	5

Total	100%	100%	100%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8

Our direct sales force is focused on generation of new business in the manufacturing, government and water utility vertical markets. Because the sales cycle can be fairly protracted (typically six to twelve months) and because industry knowledge is a key requirement for making a successful sale, we primarily sell through our network of channel partners, who have a presence in particular vertical markets.

Our channel partners sell into all of our vertical markets and are the primary channel for development of new business in all markets. Our channel partners, who include systems integrators, original equipment manufacturers and value-added resellers, are selected for their capability to provide end users with focused application solutions built on G2 and our G2-based products. These channel partners currently include organizations such as ABB, Ericsson, Invensys, SGS, Nokia and Siemens. Our direct sales efforts and our channel partners generated the following percentages of product revenues for 2006, 2005 and 2004.

	2006	2005	2004
		As Restated (1)	As Restated (1)
Direct sales force	33%	40%	51%
Channel partners	67	60	49

Total	100%	100%	100%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the consolidated financial statements included in Item 8

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

We typically develop new products and enhancements to existing products in response to market analyses and feedback from customers obtained by our customer support and consulting personnel. In addition we take new product initiatives to address targeted markets and industry standards. In December 2005, we released G2 version 8.2, which offers a unified foundation of reason technology building blocks. This release extended the next generation capabilities we introduced with the 2004 release of G2 version 8.0. In 2006 we had several maintenance releases and focused research and developing on G2 version 8.3, updating all Gensym G2 based application products to be based on G2 version 8.3. We released an alpha version of G2 version 8.3 in October, 2006 and completed a beta program in March 2007. G2 version 8.3 introduces support for web-based standards, SOAP and Web Services, new Business Rules analysis techniques, extensions to its BPEL implementation as well as additional flexibility in building rich client Windows based user interfaces,

In 2006, approximately 24% of our operating expense was committed to research and development and we expect continuing investment in this area. While we expect that certain new products will be developed internally, we may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants.

Our research and development expenses were as follows for the years ended 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
		As Restated (1)	As Restated (1)
Research & Development Expense	$2,990	$3,903	$3,279

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8

During 2005 we continued to develop a new reasoning platform called TrueManage™ and an application based on TrueManage, named LifeVisor™, for use on portable consumer devices, including cell phones and personal digital assistants (PDAs). However, in January 2006 we concluded that the market for this platform and application was not sufficiently developed, and as a result decided to discontinue further development of the platform and application. The elimination of this program contributed to the reduction of our research and development expenses.

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

In the rule engine market, our G2 product competes with other established rule engine products including Fair Isaac’s Blaze product, ILOG’s Rules product and Computer Associates’ Aion product. We believe that G2 differentiates itself from these and other rule engine products by its ability to apply rule logic in real time and by its ability to holistically integrate business process modeling, simulation and rules. G2 addresses what we view as one of the most difficult challenges in rules processing—the ability to optimally process large numbers of transactions using complex decision logic in real time. G2 is designed to meet this challenge with scalability and to allow users to easily make ‘on-the-fly’ updates to the decision logic by enabling agile responses to changing operating conditions. We believe that there is a growing need in the rule engine market for these capabilities.

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

Gensym®, G2®, NeurOn-Line®, ReThink®, G2 and Telewindows® are our registered trademarks. The Gensym logo, Intelligent Objects, Optegrity, Integrity and Symcure are our trademarks. We have filed applications to register Gensym, G2 and NeurOn-Line in certain foreign jurisdictions. In addition, we have an exclusive, worldwide, royalty-free, perpetual license from Microsoft Corporation to use the trademark Telewindows.

Backlog

We generally ship software products within a short period after receipt of a customer purchase order and typically do not have a material backlog of unfilled orders of software products at any point in time. We have several resellers with material backlog where revenue is recognized when they deliver a license to an end user. These do not result in material recognition of license revenue in a given quarter. Therefore, revenues from software licenses in any quarter are substantially dependent on orders booked in that quarter.

Employees

As of December 31, 2006, we had 65 employees, including employees in the following functional areas:

Sales & Marketing	9
Product Development	17
Consulting Services	18
Customer Support, Production & Licensing, Educational Services	8
General & Administrative	13

Total Employees	65

Of these employees, 50 were located in the United States and 15 were located in foreign countries. None of our employees are represented by a labor union and we believe that our employee relations are good.

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

As a result of the review and investigation of our accounting practices, we restated previously released financial statements for 2000 through the first quarter of 2006. We also recorded cumulative effect adjustments for fiscal years 2000 through 2003, the effects of which are indicated as adjustments to our financial statements as of December 31, 2003. For more information on these matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

While we believe we have made appropriate judgments in our reviews and resulting restatement as presented and described in this Annual Report on Form 10-K, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2006 that, if not remedied effectively, could result in material misstatements in our financial statements in future periods.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, and identified material weaknesses. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of December 31, 2006.

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

We identified the following material weaknesses as of December 31, 2006:

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

For further information about these material weaknesses, please see Item 9A – “Controls and Procedures” included elsewhere in this Annual Report on Form 10-K. Because of these material weaknesses, management concluded that, as of December 31, 2006, our internal control over financial reporting was not effective.

We have implemented and continue to implement a number of remedial measures designed to address the material weaknesses identified as of December 31, 2006. If these remedial initiatives are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

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

We incurred operating losses in 2006 and for three of the five years ended December 31, 2005. In August 2006 we announced a strategic restructuring of our company in response to our recent losses and our renewed focus on core products and services that included a 20% reduction in workforce and the closing of two sales offices. We were profitable for the second and fourth quarters of 2006, but operating losses for the first and third quarters of 2006, caused us to incur an operating loss for 2006. As of December 31, 2006, our accumulated deficit was $22.0 million. Our ability to achieve and maintain profitability is dependent on continued revenues from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we achieve profitability, we cannot assure that we can sustain profitability on a quarterly or annual basis.

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

We rely on maintenance contract renewals for a significant percentage of our revenue, as software maintenance fees have represented 40%, 41% and 41% of our total revenues in the years ended December 31, 2006, 2005 and 2004, respectively. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 67%, 60% and 49% of our product revenues in years ended December 31, 2006, 2005 and 2004, respectively. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our international revenues represented 49%, 53%, and 51% of our total revenues for years ended December 31, 2006, 2005, and 2004, respectively. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

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

At December 31, 2006, our headquarters and principal operations were located in a leased facility with 16,928 square feet in Burlington, Massachusetts. The lease on the Burlington facility expires on March 31, 2011. In addition to rental expenses, we must also pay an allocated portion of operating expenses and taxes each year. We also lease sales office space in the metropolitan areas of several cities throughout the United States, as well as France, Italy, and The Netherlands. We believe that our existing facilities are adequate for our current needs and that suitable additional space will be available as required.

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

Our common stock, $0.01 par value per share, was traded on the OTC Bulletin Board through September 25, 2006 and has traded since on the Pink Sheets. Our common stock is currently quoted on the Pink Sheets under the symbol “GNSM”. The following table sets forth the high and low closing prices per share of our common stock for the quarterly periods indicated on the Pink Sheets. Prices for common stock are the closing sales prices on the OTC Bulletin Board through September 25, 2006 and the closing sales prices on the Pink Sheets after that date. Due to the low trading volume in our common stock, the reported trading prices may not be indicative of the value of our common stock.

2006	High	Low
First quarter	$2.25	$1.60
Second quarter	$2.25	$1.10
Third quarter	$1.35	$0.85
Fourth quarter	$1.04	$0.75

2005	High	Low
First quarter	$4.40	$3.11
Second quarter	$4.81	$3.25
Third quarter	$3.65	$2.34
Fourth quarter	$2.20	$1.50

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

There were approximately 114 holders of record of our common stock as of May 25, 2007. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

We have not sold any unregistered securities in the past three years.

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in Note 2 to the Consolidated Financial Statements, the financial statements for 2005, 2004, 2003, 2002, 2001 and 2000 and for the fiscal quarters therein, along with the first quarters of 2006, have been restated. The restated financial statements for years 2001 and 2000 are not presented and are unaudited. The restated financial data for 2002 and 2003 presented below are unaudited. The selected consolidated statement of operations data set forth below for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
				Unaudited	Unaudited
	(In thousands, except per share data)
Operations Data:
Revenues:
Product	$5,542	$6,409	$7,358	$5,039	$6,289
Services	11,393	10,634	10,364	9,752	11,001

Total revenues	16,935	17,043	17,722	14,791	17,290

Cost of revenues
Product	438	525	707	707	787
Services	4,687	4,518	4,232	3,054	2,803

Total cost of revenue	5,125	5,043	4,939	3,761	3,590

Gross profit	11,810	12,000	12,783	11,030	13,700

Operating expenses:
Sales and marketing	4,405	5,406	4,619	5,581	5,306
Research and development	2,990	3,903	3,279	3,314	3,222
General and administrative	4,614	3,873	3,950	3,742	3,347
Restructuring charge (2)	544	—	—	216	—

Total operating expenses	12,553	13,182	11,848	12,853	11,875

Operating (loss) income	(743)	(1,182)	935	(1,823)	1,825
Other (loss) income net	(31)	(67)	(17)	302	162

(Loss) Income before provision for income taxes	(774)	(1,249)	918	(1,521)	1,663
Provision (benefit) for income taxes	20	11	(38)	(73)	136

Net (loss) income	$(794)	$(1,260)	$956	$(1,448)	$1,527

Basic (loss) earnings per share	$(0.11)	$(0.17)	$0.13	$(0.21)	$0.23
Diluted (loss) earnings per share	$(0.11)	$(0.17)	$0.12	$(0.21)	$0.22
Basic weighted average common shares outstanding	7,534	7,335	7,196	6,964	6,715
Diluted weighted average common shares outstanding	7,534	7,335	8,041	6,964	7,042

	As of December 31,
	2006	2005	2004	2003	2002
		As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
				Unaudited	Unaudited
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,238	$3,176	$2,927	$1,850	$3,884
Working (deficit) capital	(148)	252	206	(1,158)	(21)
Total assets	7,336	8,441	9,248	8,364	10,329
Total stockholders’ (deficit) equity	(462)	(78)	1,169	10	1,133

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8
(2)	See Note 9, “Accrued Expenses” of Notes to the Consolidated Financial Statements included in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis gives effect to the restatement described in Note 2 to the Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

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

Over the years we have developed and improved G2 and its related products on a regular basis, in terms of performance, functionality and ability to integrate with a wide variety of industry-standard products and protocols. We released a major version of G2, version 8.0, in June 2004, which constituted a generational advance in our product. During 2005 we released G2 version 8.1 and G2 version 8.2, which both significantly expanded upon the capabilities introduced with G2 version 8.0. During 2006, we continued the development of major enhancements to G2 by introducing an Alpha version of G2 version 8.3 in October 2006. We completed the Beta program for version 8.3 in March 2007. In addition to G2 version 8.3, we also enhanced all of our G2 based application products based on G2 version 8.3 and we plan to release these products along with G2 version 8.3 in mid 2007. These products include G2 ReThink version 5.1, G2 e-SCOR version 5.1, G2 Optegrity version 5.1, G2 NeurOn-Line version 5.1 and G2 Integrity version 5.0.

In 2006, we continued to focus our sales force on the generation of new business through indirect channels. We also continued to support the current and future needs of our existing end user customers. As part of the execution of our indirect channel strategy, we have introduced new indirect channel programs designed to improve our ability to attract new partners and to support existing partners, who pursue new business based on our products across all of the vertical and horizontal markets that we serve.

To assist our end users and partners in developing applications, we offer professional services in the U.S., Europe and the Middle East. Most of these services are billed on a time and materials basis. Occasionally, we enter into fixed price arrangements, which are usually accounted for using a proportional performance model.

We conduct our business in North and South America, Europe, the Middle East, Africa and the Asia-Pacific region. In 2006, approximately 33% of our revenues were generated from license sales, 27% from consulting and training and 40% from customer support services. Prices for our products are generally denominated in U.S. dollars or Euros, although we conduct some business in other local currencies. The U.S. Government, particularly the Department of Defense and the Department of Energy, is a major customer. We have several significant OEM partners; among them are Siemens, Ericsson, and Motorola.

Detailed domain knowledge and expertise are critical elements for the success of our product implementations. Therefore, we frequently work closely with partners who are able to provide such expertise and are familiar with particular markets and applications. Our partners are value-added resellers, original equipment manufacturers, and system integrators. Partners account for 67% of our product revenues in 2006.

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

Revenue Recognition

We derive revenues from two primary sources: (1) product licenses and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, (SOP 98-9), Statement of Position No. 81-1, Accounting for Construction-type and Certain Production-type Contracts (SOP 81-1), as issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

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

Our software is distributed directly through our sales force and indirectly through alliances with resellers. Revenue arrangements with resellers are recognized upon delivery of the software to the reseller provided all other revenue recognition criteria, as specified above, have been satisfied. For resellers with rights of return, we recognize revenue upon delivery of the software to the end user.

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

For projects that require customization and development of the software, we account for the software and services as prescribed in SOP 81-1. Under this method, the software license revenue is recognized ratably over the term of the consulting engagement or at the time of delivery of contractual milestones.

Maintenance services generally include rights to unspecified upgrades, when and if available, telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. Historically we have not offered any specified upgrade rights to an existing product.

Consulting services that are sold separately from license revenue are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-price contracts are recognized using a proportional performance model. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Education revenues are recognized as the related training services are provided.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. We adopted SFAS 123(R) during 2006 using the modified prospective method, which requires that we record compensation expense for all unvested stock option and restricted stock awards as required by SFAS 123(R) beginning January 1, 2006. Our assessment of the estimated stock-based compensation expense is affected by our stock price as well as assumptions regarding a number of complex variables including, but not limited to, our stock price, volatility, and employee stock option exercise behaviors and the related tax impact. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating loss carry forwards and research and development tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial position and results of operations. At December 31, 2006, we continued to have a 100% valuation allowance against our deferred tax assets.

We have taken the position under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes—Special Areas, that all earnings of our foreign subsidiaries are permanently re-invested. Therefore, no U.S. taxes have been provided on these unremitted accumulated foreign earnings.

The above listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. See our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following is an overview of our results of operations for the last three years (in thousands):

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenues:
Product	$5,542	$6,409	$7,358
Service	$11,393	$10,634	$10,364

Total revenues	$16,935	$17,043	$17,722

Net (loss) income	$(794)	$(1,260)	$956

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8

The following table sets forth certain consolidated financial data as a percentage of our total revenue for the last three years:

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenues:
Product	32.7%	37.6%	41.5%
Service	67.3	62.4	58.5

Total revenues	100.0	100.0	100.0

Cost of revenues
Product	2.6	3.1	4.0
Service	27.7	26.5	23.9

Total cost of revenue	30.3	29.6	27.9

Gross margin	69.7	70.4	72.1

Operating expenses:
Sales and marketing	26.0	31.7	26.1
Research and development	17.7	22.9	18.5
General and administrative	27.2	22.7	22.3
Restructuring charge	3.2	—	—

Total operating expenses	74.1	77.3	66.9

Operating (loss) income	(4.4)	(6.9)	5.3
Other expense, net	(0.2)	(0.4)	(0.1)

(Loss) income before provision for income taxes	(4.6)	(7.3)	5.2
Provision (benefit) for income taxes	0.1	0.1	(0.2)

Net (loss) income	(4.7)%	(7.4)%	5.4%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

	For the Year Ended December 31,
	2006		2005		Change Between 2006 and 2005
			As Restated (1)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Revenues:	$16,935	100.0%	$17,043	100.0%	$(108)	(0.6)%
Selected operating expenses
Cost of products sold	438	2.6%	525	3.1%	(87)	16.6%
Cost of services sold	4,687	27.7%	4,518	26.5%	169	3.7%
Sales and marketing	4,405	26.0%	5,406	31.7%	(1,001)	(18.5)%
Research and development	2,990	17.7%	3,903	22.9%	(913)	(23.4)%
General and administrative	4,614	27.2%	3,873	22.7%	741	19.1%
Restructuring	544	3.2%	—	—	544	100.0%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8

Revenues

We derive our revenues from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

Total revenues were $16.9 million for the year ended December 31, 2006 as compared to $17.0 million for the same period in 2005, a decrease of $0.1 million. The decrease in revenue is attributable to a decrease of $0.9 million, or 14%, in license revenues partially offset by an increase of $0.8 million, or 7%, in service revenues. Product revenues decreased mainly due to a general decrease in sales during the year. Service revenues increased primarily due to work performed on several large government consulting contracts in 2006 and were partially offset by a decline in maintenance revenues. International revenues accounted for 49% of total revenues in 2006 and 53% in 2005, while U.S. revenues accounted for 51% and 47% in 2006 and 2005, respectively.

Product. Product revenues decreased by $0.9 million, or 14%, to $5.6 million for the year ended December 31, 2006 from $6.4 million in 2005. Product revenues from international customers were $3.7 million, or 66% of total product revenue in 2006, and $4.3 million, or 67% of total product revenue in 2005. Product revenues from international customers decreased due to a general decrease in demand. U.S. product revenues were $1.9 million or 34% of total product revenue in 2006, and $2.1 million or 33% of total product revenue in 2005.

Services. Service revenues increased $0.8 million, or 7%, to $11.4 million for the year ended December 31, 2006 from $10.6 million in 2005. Maintenance revenues decreased $0.2 million, or 3%, to $6.8 million in 2006 compared to $7.0 million in 2005. The decrease in maintenance revenues was a result of maintenance service agreements that expired and were not renewed that were only partially offset by new product maintenance due to a decline in license sales. Consulting revenues increased $0.9 million, or 24%, to $4.6 million in 2006 compared to $3.7 million in 2005. The increase in consulting revenues was due to work performed on several large U.S. government contracts in 2006.

Cost of Revenues

Cost of revenues consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues was $5.1 million for the year ended December 31, 2006 as compared to $5.0 million for the same period in 2005, an increase of $0.1 million, or 2%. The increase in cost of revenues was primarily the result of increased personnel and costs associated with a long term contract completed in 2006 offset by the decrease in subcontractor costs as we transitioned to using our employees to perform consulting services. The average number of employees associated with the cost of revenue was 28 for 2006 and 26 for 2005. There were 26 consulting and product support employees as of December 31, 2006.

Product cost decreased to $0.4 million in 2006, a decrease of $0.1 million from 2005. This decrease was a result of the completion of amortization associated with an acquisition and a reduction in facility costs associated with cost reduction programs and the consolidation of our headquarter facility in 2006. The average number of employees associated with product cost was three and four in 2006 and 2005 respectively. There were two product support employees as of December 31, 2006.

Services cost was $4.7 million in 2006, an increase of $0.2 million, or 4%, from $4.5 million in 2005. The increase was primarily the result of a $0.4 million increase in personnel expense and a $0.1 million increase in costs associated with a long term contract completed in 2006, partially offset by $0.3 million decrease in subcontractor costs as we moved to using employees to perform consulting services. The average number of employees associated with service cost was 24 and 23 for 2006 and 2005, respectively. There were 24 service employees as of December 31, 2006.

Gross margin on revenues remained relatively constant at 70% for both 2006 and 2005.

Operating Expenses

Total operating expenses were $12.6 million in 2006 (74% of total revenues) as compared to $13.2 million (77% of revenues) in 2005; a decrease of $0.6 million, or 5%. The decrease in operating expenses was primarily the result of a $0.8 million decrease in personnel costs, a $0.5 million decrease in commission plans, a $0.5 million decrease in facility costs, a $0.2 million decrease in marketing and company development professional services, a $0.2 million decrease in product development subcontracts for a project that was terminated in January 2006, a $0.1 million reduction in travel costs, a $0.1 million reduction in recruiting and relocation expense, partially offset by a one time $0.5 million restructuring cost, a $0.4 million increase in legal costs, a $0.4 million increase in professional services in support of the restatement, a $0.2 million increase in accounting in support of the restatement, a $0.1 million increase in stock based compensation, and a $0.1 million increase in bad debt reserve. The average number of employees associated with operating expenses was 50 in 2006 and 58 in 2005. There were 39 operating employees as of December 31, 2006.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. For the year ended December 31, 2006, sales and marketing expenses decreased by $1.0 million, or 19%, to $4.4 million (26% of total revenues) compared to $5.4 million (32% of total revenues) in 2005. The decrease in expenses was primarily the result of a $0.5 million decrease in commission based on a new commission structure, lower sales and fewer salespeople, $0.2 million of decreased personnel cost, $0.2 million in reductions in marketing programs, $0.1 million reduction in facility costs as a result of cost containment programs and a new consolidated lease in our headquarters, $0.1 million of decreased travel, and a $0.1 million decrease in recruiting and relocation expenses. The average number of employees associated with sales and marketing was 13 in 2006 and 16 in 2005. There were nine sales and marketing employees as of December 31, 2006.

Research and Development. Research and development expenses consist primarily of costs associated with personnel, equipment and facilities. For the year ended December 31, 2006, research and development expenses decreased by $0.9 million to $3.0 million (18% of total revenue) as compared to $3.9 million during 2005 (23% of total revenue). This decrease was a result of $0.4 million in personnel costs primarily associated with the discontinuation of our TrueManage development program, a $0.2 million reduction in facility costs as a result of cost containment programs and a new consolidated lease in our headquarters office, and a $0.2 million reduction in contractors associated with the discontinuation of several development efforts. The average number of employees associated with research and development was 20 in 2006 and 24 in 2005. There were 17 research and development employees as of December 31, 2006.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. For the year ended December 31, 2006, general and administrative expenses increased by $0.8 million to $4.6 million (28% of total revenue) as compared to $3.9 million during 2005 (23% of total revenue). This increase was a result of $0.4 million of additional legal expenses related to corporate planning and the restatement, $0.4 million of additional outside professional services related to the restructuring and restatement, , a $0.2 million increase in accounting in support of the restatement, a one time $0.1 million severance expense, $0.1 million related to our adoption of SFAS 123(R), Accounting for Share Based Payment, for the recognition of expense related to stock options, $0.1 million associated with a bad debt reserve reversal in 2005 that was not repeated in 2006, partially offset by $0.2 million reduction in facility costs as a result of cost containment programs and a new consolidated lease in our headquarters office, $0.1 million reduction in personnel expense, and $0.2 million of termination settlement fees in 2005 that were not repeated in 2006. The average number of employees associated with general and administrative expense was 13 in 2006 and 18 in 2005. There were 13 general and administrative employees as of December 31, 2006.

Restructuring. On August 6, 2006, we announced a restructuring plan intended to reduce costs and return the company to sustainable profitability. The restructuring plan, which involved a reduction in workforce and consolidation of offices, has been implemented in response to our recent operating losses and our renewed focus on core products and services. The plan reduced our workforce by 15 employees, or approximately 20 % of our regular full-time staff, and closed two sales offices. We incurred $0.5 million of restructuring expenses for the year ended December 31, 2006 and no restructuring expenses in 2005. The majority of the expenses relate to employee severance payments. All of these charges will result in cash expenditure, of which approximately $0.3 million were paid in the year ended December 31, 2006 and the remainder will be paid during the second quarter of 2007.

Other (Loss) income

Other (loss) income consists primarily of foreign exchange transaction gains and losses, interest income and interest expense. For the year ended December 31, 2006, other loss was $31,000, compared to $67,000 for the year ended December 31, 2005. We realized foreign exchange expenses of $71,000 associated with invoices billed in U.S. dollars and paid in Euros that were impacted by the fluctuations of the Euro during 2006. These expenses were partially offset by a $29,000 gain from the write-off of intercompany loans associated with the closing of our UK subsidiary. Interest income for the year ended December 31, 2006 was $3,000, down from $15,000 in 2005. Interest expense for the year ended December 31, 2006 decreased to $18,000 compared to $23,000 in 2005.

Income Taxes

Our provision for income taxes results from anticipated income tax credits in the U.S. based on operating loss carry forwards offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but may not have operating loss carry forwards to reduce tax obligations. We recorded a provision for income taxes of $20,000 and $11,000 for the years ended December 31, 2006 and 2005, respectively. The tax provisions for 2006 and 2005 primarily represent taxes on income generated in certain foreign jurisdictions, where we do not have operating loss carry forwards.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004 (As Restated)

	For the Year Ended December 31,
	2005		2004		Change Between 2005 and 2004
	As Restated (1)		As Restated (1)
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Revenues:	$17,043	100.0%	$17,722	100.0%	$(679)	(3.8)%
Selected operating expenses
Cost of products sold	525	3.1%	707	4.0%	(182)	(25.7)%
Cost of services sold	4,518	26.5%	4,232	23.9%	286	6.8%
Sales and marketing	5,406	31.7%	4,619	26.1%	787	17.0%
Research and development	3,903	22.9%	3,279	18.5%	624	19.0%
General and administrative	3,873	22.7%	3,950	22.3%	(77)	(1.9)%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8

Revenues

We derive our revenues from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products. Services revenues consist of fees for maintenance contracts, consulting services, and training courses related to our products.

Total revenues were $17.0 million for the year ended December 31, 2005 as compared to $17.7 million for the same period in 2004, a decrease of $0.7 million. The decrease in revenue is attributable to a decrease of $0.9 million, or 13%, in product revenues partially offset by an increase of $0.3 million, or 3%, in service revenues. Product revenues decreased mainly due to a decrease in sales in the third quarter of 2005. Service revenues increased primarily due to several government contracts in 2005 and were partially offset by a decline in maintenance revenues. International revenues accounted for 53% of total revenues in 2005 and 51% in 2004, while U.S. revenues accounted for 47% and 49% in 2005 and 2004, respectively.

Product. Product revenues decreased by $0.9 million, or 13%, to $6.4 million for the year ended December 31, 2005 from $7.3 million in 2004. Product revenues from international customers were $4.4 million, or 69% of total product revenue in 2005, and $4.3 million, or 59% of total product revenue in 2004. Product revenues from international customers increased due to increased demand from customers in the telecommunication industry and new business in Asia. U.S. product revenues were $2.1 million or 33% of total product revenue in 2005, and $3.1 million or 42% of total product revenue in 2004. The decrease from 2005 to 2004 was a result of several large government license contracts in 2004 that were not repeated in 2005.

Services. Service revenues increased $0.3 million, or 3%, to $10.6 million for the year ended December 31, 2005 from $10.3 million in 2004. Maintenance revenues decreased $0.2 million, or 3%, to $7.0 million in 2005 compared to $7.2 million in 2004. The decrease in maintenance revenues was a result of maintenance service agreements that expired and were not renewed that were only partially offset by new product maintenance due to a decline in license sales. Consulting revenues increased $0.7 million, or 25%, to $3.5 million in 2005 compared to $2.8 million in 2004. The increase in consulting revenues was due to several large U.S. government contracts in 2005. Training revenues decreased 33%, to $0.2 million in 2005 compared to $0.3 million in 2004.

Cost of Revenues

Cost of revenues consists of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. Cost of revenues was $5.0 million for the year ended December 31, 2005 as compared to $4.9 million for the same period in 2004, an increase of $0.1 million, or 2%. The increase in cost of revenues was primarily the result of increased personnel and subcontractor costs related to consulting projects partially offset by the recognition of costs that were previously deferred, associated with the long term contract completed in 2004 that was not repeated in 2005. The average number of employees associated with the cost of revenue was 26 for both 2005 and 2004. There were 27 cost of revenue employees as of December 31, 2005.

Product cost decreased to $0.5 million in 2005, a decrease of $0.2 million from 2004. This decrease was a result of a contractor license fee in 2004 that did not occur in 2005. The average number of employees associated with product cost was three in both 2005 and 2004. There were three product employees as of December 31, 2005.

Services cost was $4.5 million in 2005, an increase of $0.3 million, or 7%, from $4.2 million in 2004. The increase was primarily the result of a $0.4 million increase in contractor costs, a $0.1 million increase in personnel expense and a $0.1 million increase in travel to support the additional services, partially offset by $0.2 million decrease of a one time cost in 2004 for the completion of a long term project that was previously deferred. The average number of employees associated with service cost was 23 for both 2005 and 2004. There were 24 service employees as of December 31, 2005.

Gross margin on revenues decreased from 72% in 2004 to 70% in 2005 due to the net change in revenue and cost of revenue described above.

Operating Expenses

Total operating expenses were $13.2 million in 2005 (77% of total revenues) as compared to $11.9 million (67% of revenues) in 2004; an increase of $1.3 million, or 11%. The increase in operating expenses was primarily the result of a $0.7 million increase in personnel costs, a $0.4 million increase in marketing and company development professional services, a $0.4 million increase in commissions based on a new sales commission plan structure, a $0.2 million one time charge for severance fees and a $0.1 million increase in travel charges, partially offset by a $0.4 million decrease in bonuses due to our loss in 2005, a $0.1 million decrease in recruiting fees, and a $0.1 million decrease in research and development contract fees as consultants were converted to employees. The average number of employees associated with operating expenses was 58 in 2005 and 53 in 2004. There were 55 operating employees as of December 31, 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising and promotional materials. For the year ended December 31, 2005, sales and marketing expenses increased by $0.8 million, or 17%, to $5.4 million (31% of total revenues) compared to $4.6 million (26% of total revenues) in 2004. The increase in expenses was primarily the result of a $0.4 million increase in commission based on a new commission structure, $0.1 million of additional personnel cost, $0.1 million in additional marketing programs, $0.1 additional recruiting fees, and $0.1 million of additional travel. The average number of employees associated with sales and marketing remained the same at 16 employees in 2005 and 2004. There were 15 sales and marketing employees as of December 31, 2005.

Research and Development. Research and development expenses consist primarily of costs associated with personnel, equipment and facilities. For the year ended December 31, 2005, research and development expenses increased by $0.6 million to $3.9 million (23% of total revenue) as compared to $3.3 million during 2004 (19% of total revenue in 2004) This increase was a result of $0.8 million in additional personnel costs, offset by a $0.1 million decrease in contractor fees as contractors were hired as employees and $0.1 million decrease in bonus expense as a result of our overall loss in 2005. The average number of employees associated with research and development remained the same at 24 employees in 2005 and 2004. There were 24 research and development employees as of December 31, 2005.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations, and general management, as well as legal and accounting expenses. General and administrative expenses remained the same at $3.9 million for 2005 and 2004 (22% of total revenues in both 2005 and 2004). While the overall expenses were the same, our professional service fees increased by $0.3 million and our legal fees increased by $0.1 million, offset by a decrease in our recruiting fees of $0.1 million, a decrease in personnel fees of $0.1 million, a decrease in accounting fees of $0.1 million and a decrease in our bonus expense due to our overall loss in 2005 of $0.2 million. The average number of employees associated with general and administration remained unchanged from 2004 at 18 employees in 2005. There were 16 general and administrative employees as of December 31, 2005.

Other (Loss) income

Other (loss) income consists primarily of foreign exchange transaction gains and losses, interest income and interest expense. For the year ended December 31, 2005, other loss was $67,000, compared to other income of $17,000 for the year ended December 31, 2004. We realized foreign exchange expenses of $39,000 associated with invoices billed in U.S. dollars and paid in Euros that were impacted by the weakening of the Euro currency during 2005. These expenses were partially offset by a $24,000 gain from the write-off of intercompany loans associated with the closing of our German and UK subsidiaries. Interest income for the year ended December 31, 2005 was $15,000, down from $31,000 in 2004. Interest expense for the year ended December 31, 2005 increased $12,000, or 113%, to $23,000 compared to $11,000 in 2004.

Income Taxes

Our provision for income taxes results from anticipated income tax credits in the U.S. based on operating loss carry forwards offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but may not have operating loss carry forwards to reduce tax obligations. We recorded a provision for income taxes of $11,000 for the year ended December 31, 2005. We recorded benefits of $38,000 for the year ended December 31, 2004. The tax provision/benefit for 2005 and 2004 primarily represent taxes and refunds on income generated in certain foreign jurisdictions, where we do not have operating loss carry forwards.

Liquidity and Capital Resources

Cash and cash equivalents were consistent at $3.2 million at both December 31, 2006 and 2005. Cash provided by operations was $0.1 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively. Cash provided by operations in 2006 was primarily due to a net loss of $0.8 million, adjusted for non-cash changes (depreciation and amortization, loss on disposal of equipment, provision for bad debt and the non-cash portion of compensation) partially offset by an increase of accounts receivable of $1.0 million, an increase in prepaid expense and other assets of $0.1 million, an increase in payable and accrued expenses of $0.3 million, and a decrease in deferred revenue of $1.1 million.

Cash used by investing activities remained consistent at $0.3 million for both periods ending December 31, 2006 and 2005 and primarily consisted of $0.3 million used to purchase equipment.

Cash used by financing activities in 2006 were $0.1 million as compared to $27,000 in 2005. This primarily consisted of proceeds from the exercise of stock options and issuance of common stock under stock plans, partially off set by borrowings and principal payments on capital leases.

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

Contractual Obligations

Our contractual obligations as of December 31, 2006 were as follows:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Operating leases	$1,965	$592	$1,261	$112	$—
Capital leases	178	124	54	—	—

Total lease obligations	$2,143	$716	$1,315	$112	$—

Our lease commitments consist of operating leases primarily for our facilities and computer equipment. We have capital leases for certain communications and computer equipment. Our obligations relating to these leases, net of rental income from sub-leases, was approximately $0.7 million in 2006, $1.2 million in 2005, and $1.2 million in 2004.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital expenditures as capital resources that are material to investors.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2006, a total of 501,300 shares had been repurchased at a cost of approximately $1,869,000. We have not purchased any shares of our common stock since March 1999. In 2006, we reissued 11,312 shares with a weighted average fair value of $1.75 to non-employee directors and executives. In 2005, we reissued 20,588 shares with a weighted average fair value of $3.30 to non-employee directors and executives. In 2004, we reissued 24,943 shares with a weighted average fair value of $1.73 to non employee directors and a consultant. As of December 31, 2006, 332,369 shares remained in treasury at a cost of $1,239,736.

Related Party Transactions

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March 2005, July 2005, June 2006 and April 2007 we extended the agreement for additional increments. The contract expired on February 13, 2007. On February 15, 2007 we signed a new one-year Original Equipment Manufacturer agreement which will expire on February 14, 2008. Both agreements call for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. In April 2007 we terminated one of the employees involved with Integration Objects and determined that the other two employees were no longer associated with Integration Objects. We paid Integration Objects a total of $62,946 and $76,648 for the years ending December 31, 2006 and 2005 respectively. At December 31, 2006 we had unpaid royalties to Integration Objects of $52,624.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners provides business development and sales consulting services to us, which services were provided by Mr. Cianciotta, who was a subcontractor for Market Partners. We agreed to pay Market Partners $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners a total of $45,426 and $111,203 for the years ending December 31, 2006 and 2005 pursuant to these consulting agreements. At December 31, 2006, we had no unpaid consulting fees owed to Mr. Cianciotta or Market Partners.

Recent Accounting Pronouncements

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

Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in instruments other than demand deposit accounts we use instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At December 31, 2006, substantially all of our funds were in demand deposit accounts and government securities.

Impact of Foreign Currency Rate Changes

Our contracts with customers are generally denominated in U.S. dollars or Euros. For the year ended December 31, 2006, we incurred $15,000 in exchange rate fluctuations related to customer contracts and the timing between invoicing and payment. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. There can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially affect our consolidated results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gensym Corporation:

We have audited the accompanying consolidated balance sheet of Gensym Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gensym Corporation and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006. As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as December 31, 2005 and for each of the years in the two-year period ended December 31, 2005 have been restated.

/s/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

May 1, 2007

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005
		As Restated (1)
ASSETS
Current Assets:
Cash and cash equivalents	$3,238	$3,176
Accounts receivable, net of allowance for doubtful accounts of $47 in 2006 and $48 in 2005	2,952	3,987
Prepaid and other current assets	453	345

Total current assets	6,643	7,508
Property and equipment, net	561	599
Deposits and other assets	132	334

Total assets	$7,336	$8,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$500	$495
Accrued expenses	1,855	1,541
Current portion of capital lease obligations	113	101
Deferred revenue	4,323	5,119

Total current liabilities	6,791	7,256
Capital lease and other long term liabilities, net of current portion	181	179
Long-term deferred revenue	826	1,084

Total Liabilities	7,798	8,519

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Preferred Stock, $.01 par value—Authorized 2,000,000 shares issued and outstanding—none	—	—
Common Stock, $.01 par value—Authorized—20,000,000 shares issued—8,210,441 and 7,773,222 shares in 2006 and 2005 respectively outstanding—7,878,072 and 7,4291,541 shares in 2006 and 2005, respectively	82	78
Capital in excess of par value	22,686	22,372
Treasury stock—332,369 shares in 2006 and 343,681 shares in 2005, at cost	(1,240)	(1,282)
Accumulated deficit	(22,031)	(21,215)
Accumulated other comprehensive income (loss)	41	(31)

Total stockholders’ deficit	(462)	(78)

Total liabilities and stockholders’ deficit	$7,336	$8,441

The accompanying notes are an integral part of these consolidated financial statements.

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenues:
Product	$5,542	$6,409	$7,358
Services	11,393	10,634	10,364

Total revenues	16,935	17,043	17,722

Cost of revenues:
Product	438	525	707
Services	4,687	4,518	4,232

Total cost of revenues	5,125	5,043	4,939

Gross profit	11,810	12,000	12,783

Operating expenses:
Sales and marketing	4,405	5,406	4,619
Research and development	2,990	3,903	3,279
General and administrative	4,614	3,873	3,950
Restructuring charges	544	—	—

Total operating expenses	12,553	13,182	11,848

Operating (loss) income	(743)	(1,182)	935

Other expense:
Other expense	31	67	17

(Loss) Income before provision for income taxes	(774)	(1,249)	918
Provision (benefit) for income taxes	20	11	(38)

Net (loss) income	$(794)	$(1,260)	$956

Basic (loss) earnings per share	$(0.11)	$(0.17)	$0.13
Diluted (loss) earnings per share	$(0.11)	$(0.17)	$0.12
Basic weighted average common shares outstanding	7,534	7,335	7,196
Diluted weighted average common shares outstanding	7,534	7,335	8,041

The accompanying notes are an integral part of these consolidated financial statements.

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(794)	$(1,260)	$956
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	335	570	527
Loss on disposal of equipment	—	3	7
Reversal of provision for bad debt	(1)	(99)	(55)
Stock-based compensation	141	77	54
Changes in assets and liabilities:
Accounts receivable	1,035	99	73
Prepaid expenses and other assets	73	571	(234)
Accounts payable	5	(83)	345
Accrued expenses	314	(392)	4
Deferred revenue	(1,054)	1,288	(1,036)
Other liabilities	64	—	—

Net cash provided by operating activities	118	774	641

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(211)	(318)	(26)
Decrease in other assets	—	—	383

Net cash (used in) provided by investing activities	(211)	(318)	357

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(114)	(116)	(89)
Proceeds from exercise of stock options	197	143	94

Net cash provided by financing activities	83	27	5

EFFECT OF EXCHANGE RATE CHANGES ON CASH	72	(234)	74

NET INCREASE IN CASH AND CASH EQUIVALENTS	62	249	1,077
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,176	2,927	1,850

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,238	$3,176	$2,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for—
Income taxes	$13	$30	$81
Interest	$18	$24	$11
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Acquisition (divestiture) of equipment under capital lease obligations	$65	$(130)	$422

The accompanying notes are an integral part of these consolidated financial statements

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

GENSYM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Common Stock					Accumulated	Total
	Number of Shares	$0.01 Par Value	Capital in Excess of Par Value	Treasury Stock	(Accumulated Deficit)	Other Comprehensive Income (loss)	Stockholders’ Equity (Deficit)	Comprehensive income (loss)
BALANCE DECEMBER 31, 2003 as previously reported	7,501,105	$75	$21,889	$(1,458)	$(20,086)	$232	$652
Adjustments per Restatement	—	—	233	—	(764)	(111)	(642)

BALANCE DECEMBER 31, 2003 (as restated) (1)	7,501,105	75	22,122	(1,458)	(20,850)	121	10
Exercise of Stock Options	71,055	1	46	—	—	—	47
Stock-based Compensation (as restated)(1)	—	—	7	—	—	—	7
Issuance of common stock under ESPP	54,036	—	47	—	—	—	47
Issuance of treasury stock for stock awards	—	—	—	99	(52)	—	47
Foreign currency translation adjustment	—	—	—	—	—	55	55	$55
Net income (as restated)(1)	—	—	—	—	956	—	956	956

Comprehensive net income for the year ended December 31, 2004 (as restated)(1)	—	—	—	—	—	—	—	$1,011

BALANCE DECEMBER 31, 2004 – (as restated) (1)	7,626,196	$76	$22,222	$(1,359)	$(19,946)	$176	$1,169
Exercise of Stock Options	147,033	2	141	—	—	—	143
Stock-based Compensation (as restated)(1)	—	—	9	—	—	—	9
Issuance of treasury stock for stock awards	—	—	—	77	(9)	—	68
Foreign currency translation adjustment	—	—	—	—	—	(207)	(207)	$(207)
Adjustment for fractional shares	(7)	—	—	—	—	—	—
Net loss (as restated)(1)	—	—	—	—	(1,260)	—	(1,260)	(1,260)

	Common Stock					Accumulated	Total
	Number of Shares	$0.01 Par Value	Capital in Excess of Par Value	Treasury Stock	(Accumulated Deficit)	Other Comprehensive Income (loss)	Stockholders’ Equity (Deficit)	Comprehensive income (loss)
Comprehensive net loss for the year ended December 31, 2005 – (as restated) (1)	—	—	—	—	—	—	—	$(1,467)

BALANCE DECEMBER 31, 2005-(as restated) (1)	7,773,222	$78	$22,372	$(1,282)	$(21,215)	$(31)	$(78)
Exercise of Stock Options	437,219	4	193	—	—	—	197
Stock-based Compensation	—	—	121	—	—	—	121
Issuance of treasury stock for stock awards	—	—	—	42	(22)	—	20
Foreign currency translation adjustment	—	—	—	—	—	72	72	$72
Net loss	—	—	—	—	(794)	—	(794)	(794)

Comprehensive net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	$(722)

BALANCE DECEMBER 31, 2006	8,210,441	$82	$22,686	$(1,240)	$(22,031)	$41	$(462)

The accompanying notes are an integral part of these consolidated financial statements.

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

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

During the year ended December 31, 2006, we realized an operating and overall loss, but achieved positive cash flow. This compares to the year ended December 31, 2005 when we realized an operating and overall loss and positive cash flow, and the year ended December 31, 2004 when we achieved operating and overall profitability and positive cash flow. Based on the results of 2005 and the first and second quarters of 2006, management implemented a restructuring plan designed to return the company to profitability by the end of 2006 without sacrificing our strong engineering investments in a next generation of products. We believe that our current cash and cash equivalent balance and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least December 31, 2007. Our ability to achieve growth and profitability in 2007 and beyond depends on successful releases of our next generation of G2 and G2-based products, on market acceptance of our existing and next generation of products and related services, and on renewal of maintenance contracts for customer support at near-current levels.

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

(b) Revenue Recognition

We derive revenues from two primary sources: (1) product licenses and (2) services revenues, which include maintenance, consulting, and education revenues. While the basis for software revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, (SOP 98-9), Statement of Position No. 81-1, Accounting for Construction-type and Certain Production-type Contracts (SOP 81-1), as issued by the American Institute of Certified Public Accountants, and SEC Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

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

Our software is distributed directly through our sales force and indirectly through alliances with resellers. Revenue arrangements with resellers are recognized upon delivery of the software to the reseller provided all other revenue recognition criteria, as specified above, have been satisfied. For resellers with rights of return, we recognize revenue upon delivery of the software to the end user.

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

For projects that require customization and development of the software, we account for the software and services as prescribed in SOP 81-1. Under this method, the software license revenue is recognized ratably over the term of the consulting engagement or at the time of delivery of contractual milestones.

Maintenance services generally include rights to unspecified upgrades, when and if available, telephone support, updates, and bug fixes. Maintenance revenue is recognized ratably over the term of the maintenance contract on a straight-line basis when all the revenue recognition requirements are met. Historically we have not offered any specified upgrade rights to an existing product.

Consulting services that are sold separately from license revenue are generally recognized as the services are performed on a time and materials basis. Consulting revenues for fixed-price contracts are recognized using a proportional performance model. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.

Education revenues are recognized as the related training services are provided.

(c) Cost of Revenue

Cost of revenue includes direct costs to manufacture and distribute product, as well as related royalties due to third parties, and the direct costs of providing consulting, product support, and training.

(d) Deferred Revenue

Deferred revenue primarily consists of maintenance contracts, where revenue is recognized over the contract period. For all software license transactions in which there are significant outstanding obligations, the associated revenue is deferred and recognized once such obligations are fulfilled. For certain long term projects revenue is deferred until customer acceptance is received. Revenue for licenses sold to resellers with a right of return are deferred until delivery to the end user.

(e) Cash and Cash Equivalents

For the years ended December 31, 2006 and 2005, substantially all of our cash was held in demand deposit accounts and government securities with maturities of less than 90 days. Cash equivalents are short-term, highly liquid investments with original maturity dates of less than three months. Cash and cash equivalents were $3.2 million at December 31, 2006 and $3.2 million at December 31, 2005.

(f) Accounts Receivable and Allowance for Doubtful Accounts

We establish reserves against accounts receivable for potential credit losses when we determine that receivables are at risk for collection, based on the length of time the receivables are outstanding, historical bad debts, customer concentrations, customer credit-worthiness, and current economic trends.

(g) Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, are principally cash, cash equivalents, and accounts receivable. We place our cash and cash equivalents in highly rated institutions. One customer accounted for 10% of total accounts receivable at December 31, 2006. One customer accounted for 13% of total accounts receivable at December 31, 2005. We have no significant off-balance-sheet risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. Bad debts are written off against the reserve when identified.

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

(m) Foreign Currency Translation

Assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and income and expense items are translated at average rates of exchange prevailing during the year. In general, unrealized gains and losses arising from translation are accumulated as a separate component of stockholders’ equity and realized gains and losses arising from transactions denominated in foreign currencies are included in other income. In 2004 and 2005, we evaluated all intercompany receivables and payable and determined they were long term in nature. In 2006 all intercompany receivables and payables were written off in their respective countries. Translation gains and losses related to long term intercompany receivables and payables are included in accumulated other comprehensive income on the accompanying consolidated balance sheet.

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

	2006	2005	2004
		As Restated (1)	As Restated (1)
Basic weighted average shares	7,534,000	7,335,000	7,196,000
Effect of dilutive stock options	—	—	845,000

Diluted weighted average common shares	7,534,000	7,335,000	8,041,000

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

For the years ended December 31, 2006 and 2005, options to purchase 830,072 and 1,665,224 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share. In 2006 and 2005, the shares were anti-dilutive as we had a net loss for the periods. For the year ended December 31, 2004 options to purchase 466,923 shares of common stock were outstanding but were not in the computation of diluted earnings per share because the options’ exercised prices were greater than the average market price of the common stock and thus would be antidilutive.

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

We have elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Accordingly, prior period financials have not been restated for this purpose. Under the provisions of SFAS 123(R), we recorded a net expense of $131,000 of stock-based compensation on our consolidated condensed statements of operations for the year ended December 31, 2006, including $10,000 of compensation related to the issuance of 5,306 shares of common stock to our board of directors members for the year ended December 31, 2006. The stock-based compensation for the year ended December 31, 2006 is included in the following expense categories (in thousands):

Year Ended December 31, 2006
Cost of service and other	$7
Selling and marketing	23
Research and development	11
General and administrative	90

Total stock based compensation	$131

During the year ended December 31, 2006, we also issued 6,006 shares of common stock with a fair value of $10,000 to members of management in lieu of cash payment for a portion of their bonus accrued in 2005. This amount was excluded from the table above.

The adoption of SFAS No. 123R had no effect on cash flow from operations for the year ended December 31, 2006. SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if all of the Company’s employee stock options had been accounted for under the fair value method of the original SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation to the prior-year period (in thousands, except per share data).

	Year Ended December 31,
	2005	2004
	As Restated (1)
Net loss attributable to common shareholders—
As reported	$(1,260)	$956
Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	485	393
Add: Stock-based compensation expense included in reported net income (loss)	47	42

Pro forma net (loss) income	$(1,698)	$605

Net (loss) income attributable to common shareholders per share—basic and diluted
As reported	$(0.17)	$0.08
Pro forma	$(0.23)	$0.08

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

Our results for the year ended December 31, 2005 included $39,000 of stock-based compensation related to the issuance of 12,964 shares of common stock to our board of directors members. During the year ended December 31, 2005 we recorded $8,000 of compensation expense related to options in accordance with APB No. 25.

During the year ended December 31, 2005 we also issued 7,624 shares of common stock with a fair market value of $29,000 to members of management in lieu of cash payment for a portion of their bonus accrued during 2004. This amount was excluded from the table above.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS No. 123R. The weighted-average fair values of the options granted under the stock option plans were $1.67, $3.09 and $1.65 for the years ended December 31, 2006, 2005 and 2004 respectively, using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Average risk free interest rates	4.57%	4.48%	4.26%
Expected dividend yield	None	None	None
Expected life (years)	7	7	7
Expected volatility	129%	130%	139%

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

As of December 31, 2006, we had $36,000 of unrecognized compensation cost related to unvested awards, which we expect to recognize over a weighted-average period of 2 years.

Total intrinsic value of options exercised for the year ended December 31, 2006 and 2005 was $429,000 and $494,000, respectively. The total intrinsic value of outstanding options for the year ended December 31, 2006 and 2005 was $168,000 and $ 1,402,000. The total intrinsic value of exercisable options for the year ended December 31, 2006 and 2005 was $166,000 and $1,241,000.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS 123R-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided by this FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

In June 2006, FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December15, 2006, with early adoption permitted. We will adopt FIN 48 on January 1, 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

2. Restatement of Previously Issued Financial Statements.

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

Under the direction of the Audit Committee and the supervision of our Chief Executive Officer and Chief Financial Officer, with the assistance of outside legal counsel and outside accounting specialists, our accounting staff performed extensive analyses of sales orders. The original documentation for software license and service agreement transactions recorded between January 1, 2000 and March 31, 2006 was reviewed, including a risk assessment on each transaction based on characteristics determined to indicate potential for incorrect accounting treatment – among those characteristics were:

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

During the stock option review process, we determined that two grants under our 1987 Stock Plan representing 1,440 and 960 shares previously reported with an expiration date of November 20, 2008 should have expired on January 7, 2003 and September 10, 2002 respectively. Our outstanding stock option reports have been restated to reflect this correction.

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

Our review of historic stock option granting practices did not uncover systematic backdating or other errors related to option grants. We did, however, identify mistakes in accounting for certain option grants where the measurement date for accounting purposes was incorrectly applied. As a result, we are required to record non-cash adjustments for stock-based compensation expense in accordance with Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees as summarized below.

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

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

The tables below set forth the effect of the adjustments as of December 31, 2005 and for the years ended December 31, 2005 and 2004 as applicable:

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2005
	As Reported	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$3,176	$3,176
Accounts receivable, net of allowance for doubtful accounts of $48 at December 31, 2005	3,987	3,987
Prepaid and other current assets	336	345

Total current assets	7,499	7,508

Property and equipment, net	599	599
Deposits and other assets	153	334

Total Assets	$8,251	$8,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495	$495
Accrued expenses	1,533	1,541
Current portion of capital lease obligation	101	101
Deferred revenue	4,740	5,119

Total current liabilities	6,869	7,256

Capital lease and other long term liabilities, net of current portion	179	179
Long term deferred revenue	206	1,084

Total liabilities	7,254	8,519

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock $.01 par value-authorized 2,000,000 shares issued and outstanding—none
Common stock $.01 par value—authorized—20,000,000 shares issued— 7,773,222 shares outstanding—7,429,541 shares	78	78
Capital in excess of par value	22,148	22,372
Treasury stock—343,681 shares in 2005 at cost	(1,282)	(1,282)
Accumulated deficit	(19,916)	(21,215)
Accumulated other comprehensive income	(31)	(31)

Total stockholders’ equity (deficit)	997	(78)

Total liabilities and stockholders’ equity (deficit)	$8,251	$8,441

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2005		Year Ended December 31, 2004
	As Reported	As Restated	As Reported	As Restated
Revenues:
Product	$6,938	$6,409	$7,344	$7,358
Services	10,727	10,634	10,277	10,364

Total revenues	17,665	17,043	17,621	17,722

Cost of revenues:
Product	525	525	707	707
Services	4,561	4,518	4,192	4,232

Total cost of revenues	5,086	5,043	4,899	4,939

Gross profit	12,579	12,000	12,722	12,783

Operating expenses:
Sales and marketing	5,406	5,406	4,619	4,619
Research and development	3,903	3,903	3,289	3,279
General & administrative	3,879	3,873	3,935	3,950

Total operating expenses	13,188	13,182	11,843	11,848

Operating (loss) income	(609)	(1,182)	879	935
Other (expense) income, net	(43)	(67)	37	(17)

(Loss) income before provision for income taxes	(652)	(1,249)	916	918
Provision (benefit) for income taxes	11	11	22	(38)

Net (loss) income	$(663)	$(1,260)	$894	$956

Basic (loss) earnings per share	($0.09)	($0.17)	$0.12	$0.13
Diluted (loss) earnings per share	($0.09)	($0.17)	$0.11	$0.12

Basic weighted average common shares outstanding	7,335	7,335	7,196	7,196
Diluted weighted average common shares outstanding	7,335	7,335	8,041	8,041

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005		2004
	As Reported	As Restated	As Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(663)	$(1,260)	$894	$956
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	570	570	527	527
Loss on disposal of equipment	3	3	7	7
Reversal of provision for bad debt	—	(99)	—	(55)
Stock-based compensation	93	77	47	54
Changes in assets and liabilities:
Accounts receivable	—	99	18	73
Prepaid expenses and other assets	552	571	(71)	(234)
Accounts payable	(83)	(83)	345	345
Accrued expenses	(363)	(392)	(134)	4
Deferred revenue	665	1,288	(849)	(1,036)
Other liabilities	—	—	—	—

Net cash provided by operating activities	774	774	784	641

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(318)	(318)	(26)	(26)
Decrease in other assets	—	—	383	383

Net cash (used in) provided by investing activities	(318)	(318)	357	357

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under capital leases	—	—	—	—
Principal payments on capital lease obligations	(116)	(116)	(89)	(89)
Proceeds from exercise of stock options	143	143	94	94

Net cash provided by financing activities	27	27	5	5

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(234)	(234)	(37)	74

NET INCREASE IN CASH AND CASH EQUIVALENTS	249	249	1,109	1,077
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,927	2,927	1,818	1,850

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,176	$3,176	$2,927	$2,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for—
Income taxes	$30	$30	$81	$81
Interest	$24	$24	$11	$11
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
(Divestiture) acquisition of equipment under capital lease obligations	$(130)	$(130)	$422	$422

(3) PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, (in thousands):

	2006	2005
Computer equipment and software	$4, 300	$4, 210
Furniture and fixtures and office equipment	901	807
Leasehold improvements	662	599

Total property and equipment, gross	5,863	5,616
Less accumulated depreciation	(5,302)	(5,017)

Total property and equipment, net	$561	$599

Depreciation and amortization expense, including amounts related to assets acquired pursuant to capital leases, for the years ended December 31, were as follows (in thousands):

	2006	2005	2004
Depreciation and Amortization	$314	$487	$444

(4) INTANGIBLE ASSETS

On March 12, 2003, we acquired certain intellectual property from Key Control, Inc. This intellectual property comprises intelligent objects for embedding in process management applications. In connection with the acquisition of this developed technology, we paid $250,000. This amount was amortized over a three year period and amortization expense for the years ended December 31, 2006, 2005 and 2004 were $20,833, $83,333 and $83,333, respectively. The asset was fully amortized in 2006.

(5) STOCKHOLDERS’ EQUITY

(a) Common Stock

Our authorized capitalization consists of 20,000,000 shares of common stock and 2,000,000 shares of preferred stock.

(b) Stock Option Plans

The following table shows the our stock option plans, the number of shares reserved for issuance by our Board of Directors, and the number of shares available for future issuance as of December 31, 2006:

Plan Name	Number of Shares Reserved for Issuance	Number of Shares Available for Future Issuance
1987 Stock Plan	600,000	—
1994 Stock Option Plan	534,750	—
1995 Director Stock Option Plan	100,000	—
1995 Employee Stock Purchase Plan	1,200,000	—
1997 Stock Incentive Plan	500,000	63,511
2000 Stock Incentive Plan	1,050,000	115,957

	3,984,750	179,468

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

Effective January 1, 2005, each director became eligible to receive an option to purchase 2,500 shares of our common stock on the first business day of each calendar quarter from and after January 1, 2005. All options are granted at an exercise price equal to the fair market value of our common stock on the date of the grant and are immediately exercisable and exercisable for up to 10 years from the date of the grant.

Effective March 31, 2006, options were no longer to be granted to any non-employee director (1) who owns 5% or more of Gensym’s outstanding common stock or (2) if and to the extent the grant would cause the total number of shares subject to options ever granted by us to the non-employee director, excluding options that expired without exercise at a time when the exercise price exceeded the market price of our common stock, to exceed 100,000 (subject to adjustment for stock-splits, dividends and similar events).

The following table summarizes the stock option activity for each of the three years in the period ended December 31, 2006:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,411,502	$0.27 -$10.00	$1.19
Granted	545,400	$1.05 - $2.60	$1.70
Exercised	(71,055)	$0.27 -$3.88	$0.66
Canceled	(62,675)	$0.30 -$7.50	$1.14

Outstanding at December 31, 2004	1,823,172	$0.27 -$10.00	$1.45
Granted	60,000	$1.90 - $4.10	$3.33
Exercised	(147,033)	$0.60 -$7.50	$0.97
Canceled	(70,915)	$0.60 - $7.50	$4.95

Outstanding at December 31, 2005	1,665,224	$0.27 -$10.00	$1.41
Granted	341,500	$1.25 - $2.25	$1.80
Exercised	(437,219)	$0.27 -$1.07	$0.45
Canceled	(739,433)	$0.56 -$10.00	$2.01

Outstanding at December 31, 2006	830,072	$0.27 - $9.31	$1.54

Exercisable at December 31, 2006	776,240	$0.27 - $9.31	$1.54
Exercisable at December 31, 2005	968,523	$0.27 -$10.00	$1.46
Exercisable at December 31, 2004	752,996	$0.27 -$10.00	$2.02

The range of exercise prices for stock options outstanding and stock options exercisable at December 31, 2006 is as follows:

Range of Exercise Prices	Options Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.27 – $0.27	103,834	4.76	$0.27	103,834	$0.27
$0.30 – $0.55	17,499	5.26	$0.41	17,499	$0.41
$0.60 – $0.60	155,230	6.01	$0.60	155,230	$0.60
$0.65 – $0.75	120,166	6.11	$0.70	109,666	$0.69
$0.78 – $1.05	130,950	5.62	$0.94	114,284	$0.92
$1.06 – $1.80	91,667	7.66	$1.52	65,001	$1.42
$1.90 – $3.63	90,000	6.22	$2.78	90,000	$2.78
$3.65 – $4.10	84,793	3.98	$3.90	84,793	$3.90
$4.44 – $8.88	29,733	1.50	$5.32	29,733	$5.32
$9.31 – $9.31	6,200	3.22	$9.31	6,200	$9.31

$0.27 – $9.31	830,072	5.61	$1.53	776,240	$1.54

Our 1995 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in November 1995 and approved by the stockholders in January 1996. The Purchase Plan authorized the sale of common stock to participating employees. Effective June 15, 2004, our Board of Directors voted to discontinue the Purchase Plan and the Purchase Plan terminated in accordance with its terms on December 31, 2005. Under the Purchase Plan, we have sold 1,159,603 shares as of December 31, 2005. No shares were issued in 2006 and 2005, and 54,036 shares were issued in 2004, under the Purchase Plan.

(c) Stock Repurchase Program

In 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of December 31, 2005, 501,300 shares had been repurchased at a cost of approximately $1.9 million. We have not purchased any shares of our common stock since March 1999. We reissued 11,312, 20,588, and 24,943,with a weighted average fair value of $1.75, $3.30 and $1.73 to employees, non-employee directors and consultants during 2006, 2005 and 2004, respectively. As of December 31, 2006, 332,369 shares remained in treasury at a cost of $1.2 million.

(6) INCOME TAXES

Income (loss) before provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Domestic	$(1,841)	$(628)	$1,889
Foreign	1,067	(621)	(971)

Total	$(774)	$(1,249)	$918

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements included in Item 8.

The components of the provision (benefit) for income taxes for the years ended December 31, are as follows (in thousands):

	2006	2005	2004
		As Restated (1)	As Restated (1)
Federal
Current	$—	$4	$33
Deferred	—	—	—

	—	4	33

State
Current	5	(9)	(5)
Deferred	—	—	—

	5	(9)	(5)

Foreign
Withholding	6	4	32
Income—current	9	12	(98)
Income—deferred	—	—	—

	15	16	(66)

Provision (benefit) for income taxes	$20	$11	$(38)

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

Foreign withholding taxes represent amounts withheld by foreign customers and remitted to the applicable foreign tax authorities in connection with foreign revenues. Foreign income taxes represent corporate income taxes relating to the operations of our foreign subsidiaries.

The components of the net deferred tax asset recognized in the accompanying consolidated balance sheets at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
		As Restated (1)
Net operating loss carryforward	$10,454	$10,235
Research and development tax credit carryforward	3,022	2,771
Depreciation	254	191
Deferred revenue	94	589
Other temporary differences	224	140

	14,048	13,926
Valuation allowance	(14,048)	(13,926)

Net deferred tax assets	$—	$—

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

In accordance with SFAS No. 109, Accounting for Income Taxes, management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Our management has determined that a valuation allowance of $13.6 million and $13.4 million as of December 31, 2006 and 2005, respectively, is required to be recorded against deferred tax assets in both the U.S. and foreign jurisdictions where it is more likely than not that the assets are not realizable.

As of December 31, 2006, we had federal and state net operating loss (“NOL”) carryforwards of approximately $27, million and $21 million which expire at various dates through 2026 and 2011, respectively. A portion of these net operating losses are a result of stock option deductions, and therefore the benefit from these losses, if realized, will be charged to additional paid in capital. We also have federal and state research and development tax credit carryforwards of approximately $2 million and $1 million at December 31, 2006, which expire at various dates through 2026 and 2021, respectively. Under the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income or tax liability.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2006	2005	2004
Provision (benefit) at federal statutory rate	(34.0)%	(34.0)%	34.0%
State income tax, net of federal benefits	2.0	1.4	(0.1)
Permanent items	1.2	(2.3)	15.1
Foreign rate differential and withholding taxes	0.5	(4.6)	(6.8)
Change in valuation allowance	76.6	75.4	(38.7)
Credit carryforwards	(39.7)	(35.9)	4.5
Foreign tax refund	—	—	(14.3)
Other	(4.0)	1.7	3.6

	2.6%	1.5%	(2.7)%

(7) COMMITMENTS AND CONTINGENCIES

(a) Leases

We lease our facilities under operating leases and certain computers and telephone equipment under capital leases expiring through 2011. The future minimum annual payments under these leases at December 31, 2006 are as follows:

	OperatingLeases	CapitalLeases
Year ended December 31,	Amounts (In thousands)
2007	$592	$124
2008	451	35
2009	411	18
2010	399	1
2011	112	—

Total minimum lease payments	$1,965	178

Less: Amount representing interest and fees		17

Present value of minimum lease payments		161
Less: Current portion		113

Long-term portion of capital lease obligation		$48

Rent, office lease and equipment lease expense under the above leases and net of rental income from sub-leases, was approximately $0.7 million in 2006, $1.2 million in 2005, and $1.2 million in 2004.

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

As permitted under Delaware law, we have agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we believe our liability for these agreements as of December 31, 2006 and 2005 is not material.

We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we believe our liabilities for these agreements as of December 31, 2006 and 2005 are not material.

We generally warrant that our unmodified software products, when used as specified, will substantially conform to the applicable user documentation for a specified period of time (generally six months, and longer in jurisdictions with applicable statutory requirements). Additionally, we generally warrant that our consulting services will be performed in a professional and workmanlike manner. In general, liability for these warranties is limited to the amounts paid by the customer. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or service warranties. As a result we believe the estimated fair value of these agreements is immaterial. We also generally offer indemnification with respect to certain types of intellectual property claims and, occasionally, other matters

(8) RESTRUCTURING CHARGE

In June 2006, our board of directors approved a restructuring plan that included a workforce reduction and the closure of two sales offices. The restructuring plan consisted of reductions in employee headcount totaling 15 employees from all operating groups and geographic areas. In accordance with this plan, we recorded a restructuring charge of $0.5 million in 2006. Substantially all of the charge represents amounts to be paid in cash. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs. At December 31, 2006 there remained an accrual of $0.2 million relating to this restructuring plan which we expect to pay by the end of 2007.

(9) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006 and 2005:

	2006	2005
		As Restated (1)
	(in thousands)
Payroll and related expenses	$818	$752
Restructuring	248	—
Commissions	179	425
Bonuses	52	110
Professional fees	265	173
Royalties	60	24
Other accrued expenses	233	57

Total accrued expenses	$1,855	$1,541

(10) RETIREMENT PLAN

We have a 401(k) retirement plan in which substantially all of our permanent employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the plan, subject to statutory limitations.

Effective January 1997, we amended the Gensym Corporation 401(k) Plan (the “Plan”) to allow for employer matching contributions. We have elected to contribute an amount equal to 50% of the first 4%, and 25% of the next 4% of an employee’s compensation (as defined) contributed to the Plan as an elective deferral. Our contributions to the Plan were $0.1 million in 2006, $0.1 million in 2005 and $0.1 million in 2004.

(11) SEGMENT REPORTING

Domestic and international sales as a percentage of total revenues are as follows:

	2006	2005	2004
		As Restated (1)	As Restated (1)
United States	51%	47%	49%
Rest of Europe	22	30	27
Rest of World	12	7	12
Sweden	9	10	7
Asia	6	6	5

Total	100%	100%	100%

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

Domestic and international long-lived assets, net of depreciation were as follows:

	2006	2005
	(in thousands)
United States, net of depreciation and amortization	$523	$527
Europe	38	72

Total depreciation and amortization	$561	$599

(12) ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2006	$48	$—	$1	$47
Year ended December 31, 2005	$147	$—	$99	$48
Year ended December 31, 2004	$202	$—	$55	$147

(13) RELATED PARTY TRANSACTION

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March 2005, July 2005, June 2006 and April 2007 we extended the agreement for additional increments. The contract expired on February 13, 2007. On February 15, 2007 we signed a new one-year Original Equipment Manufacturer agreement which will expire on February 14, 2008. Both agreements call for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. In April 2007 we terminated one of the employees involved with Integration Objects and determined that the other two employees were no longer associated with Integration Objects. We paid Integration Objects a total of $62,946 and $76,648 for the years ending December 31, 2006 and 2005 respectively. At December 31, 2006 we had unpaid royalties to Integration Objects of $52,624.

On April 21, 2005 we entered into a six month consulting agreement with Cianciotta Holdings, Inc., an entity wholly-owned by Frank Cianciotta, who was then a member of our board of directors. Pursuant to the agreement, Cianciotta Holdings, Inc. provided business development and sales consulting services to us, which services were performed by Mr. Cianciotta. The agreement called for payments of $6,500 per month to assist in strategic business development opportunities. In September 2005, we entered into a consulting agreement with Market Partners, Inc., a provider of consulting and technology solutions. Pursuant to the agreement, Market Partners provides business development and sales consulting services to us, which services were provided by Mr. Cianciotta, who was a subcontractor for Market Partners. We agreed to pay Market Partners $10,000 per month for consulting services and an additional $3,333 per month for the first six months of the agreement as a performance bonus. After the first six months, the monthly performance bonus payment under the agreement was to be an amount equal to 5% of our gross revenue for web hosted business or software delivered on a monthly service fee basis. We terminated the agreement effective March 1, 2006. Mr. Cianciotta resigned from our board of directors effective October 27, 2005. We paid Mr. Cianciotta or Market Partners a total of $45,426 and $111,203 for the years ending December 31, 2006 and 2005 pursuant to these consulting agreements. At December 31, 2006, we had no unpaid consulting fees owed to Mr. Cianciotta or Market Partners.

(14) SELECTED QUARTERLY FINANCIAL DATA FOR 2005 AND 2004 (UNAUDITED)

As described in Note 2 “Restatement of Consolidated Financial Statements” the quarterly information for the first quarter of 2006 and the four quarters of 2005 have been restated. The effects of this restatement are reflected below.

	Quarter Ended
	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31,2006
				As Reported	As Restated (1)
Total revenues	$4,212	$4,383	$4,452	$3,924	$3,888
Gross profit	$2,911	$2,884	$3,116	$2,800	$2,899
Net income (loss)	$49	$(464)	$94	$(575)	$(473)
Basic and diluted earnings (loss) per share	$0.01	$(0.14)	$0.01	$(0.08)	$(0.06)
Diluted earnings (loss) per share	$0.01	$(0.14)	$0.01	$(0.08)	$(0.06)

	Quarter Ended
	Dec. 31,2005		Sept. 30,2005		June 30,2005		Mar. 31,2005
	As Reported	As Restated (1)	As Reported	As Restated (1)	As Reported	As Restated (1)	As Reported	As Restated (1)
Total revenues	$4,659	$4,542	$3,205	$3,136	$4,658	$4,673	$5,143	$4,692
Gross profit	$3,370	$3,296	$2,095	$2,026	$3,318	$3,333	$3,796	$3,345
Net income (loss)	$179	$115	$(1,039)	$(1,116)	$6	$13	$191	$(272)
Basic and diluted earnings (loss) per share	$0.02	$0.02	$(0.14)	$(0.15)	$0.00	$0.00	$0.03	$(0.04)
Diluted earnings (loss) per share	$0.02	$0.01	$(0.14)	$(0.15)	$0.00	$0.00	$0.02	$(0.04)

(1)	See Note 2, “Restatement of Previously Issued Financial Statements” to the Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

In connection with the restatement, we assessed the effectiveness of our internal control over financial reporting. We and our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., identified and reported to our Audit Committee material weaknesses in our internal control over financial reporting identified in connection with the audit of our financial statements for the year ended December 31, 2006. These material weaknesses include entity-level control weaknesses as well as weaknesses in process and transaction controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria.

The following material weaknesses collectively resulted in us prematurely recognizing revenue, thereby causing revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any period, costs and expenses to vary in any particular period and our net loss to be understated in an earlier period and overstated in a later period. As a consequence, we have restated our historical financial statements, as described elsewhere in this Annual Report on Form 10-K, resulting in a (reduction) or increase in revenue in 2005 and 2004 of ($579,000) and $101,000, respectively and an (increase) or reduction in net loss in 2005 and 2004 of $(597,000) in 2005 and $62,000 in 2004.

We identified the following material weaknesses in connection with the audit of our financial statements for the year ended December 31, 2006:

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

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•

implementation of a multi-person review process of revenue packages, including system generated reports, expanded documentation requirements and approval requirements of the chief financial officer; and

•	formalization of ongoing reporting of contract statuses and related issues to senior management, including the chief financial officer

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

ITEM 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Class I Directors

Name and Period of Service as a Director	Age	Principal Occupation, Other Business Experience During The Past Five Years and Other Directorships
John A. Shane (1) (2) Director since 1995	74	Mr. Shane has been president of Palmer Service Corporation, a venture capital management company, since 1972. Mr. Shane has served as a director of Abt Associates, a private research and consulting firm, since 1967, and as its chairman since July 2005.

Thomas E. Swithenbank (1) (2) Director since 1997	62	Mr. Swithenbank has been a private investor since December 2001. Mr. Swithenbank served as our chief financial officer from March 25, 2002 until May 16, 2002. Mr. Swithenbank served as an executive vice president and chief financial officer of Techmar Communications, Inc., a business process outsourcing firm, from April 1999 to December 2001. Mr. Swithenbank served as an executive vice president of Pegasystems, Inc., a developer of communications software products, from August 1998 to April 1999. From 1990 until August 1998, Mr. Swithenbank served as president and chief executive officer of Harte-Hanks Data Technologies, a computer software and service company specializing in database marketing systems.

Class II Directors

Name and Period of Service as a Director	Age	Principal Occupation, Other Business Experience During The Past Five Years and Other Directorships
Robert B. Ashton President and Chief Executive Officer since 2006 Director since 2005	48	Mr. Ashton has been a private investor in private and public technology companies since 1995 and is currently our largest stockholder. Prior to 1995, Mr. Ashton founded two database utility companies, Bridge Technology, which was sold to Peregrine Systems, and DB View, which was sold to VM Software. Mr. Ashton is also currently a director of segNET Technologies, Inc., a private company that provides advanced digital communications solutions.

Class III Directors

Name and Period of Service as a Director	Age	Principal Occupation, Other Business Experience During The Past Five Years and Other Directorships
David A. Smith (1) (2) Chairman of the Board since 2006 Director since 2004	50	Mr. Smith has served as chairman and chief technology officer of Qwaq, Inc., a real-time broadband communication infrastructure company, since November 2005. He has also served as chief technology officer of 3Dsolve Inc., a simulation learning company, since July 2001, and has served as a consultant and chief architect for Croquet, an open source operating system, since August 2001. From January 1999

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

Directors Emeritus

From time to time our company designates honorary Directors Emeritus in gratitude for valued service to Gensym provided by former directors and to acknowledge the contribution that those individuals have made to our company. Set forth below is the name of the individual who currently serves as Directors Emeritus, his principal occupations and the years in which he served on the board of directors of our company.

Theodore Johnson served on our board of directors from 1986 to 2004. Mr. Johnson has been an independent venture investor since 1982.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Ethics on our Internet Web site at www.gensym.com under the “Corporate Governance” section of the Investor Relations webpage. We intend to make all required disclosures concerning any amendments to or waivers from, our Code of Ethics on our Internet Web site.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and the holders of more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Commission. Directors, executive officers and 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and written representations by the persons required to file these reports, we believe that during 2006 our reporting persons complied with all Section 16(a) filing requirements.

Executive Officers

Our executive officers as of April 15, 2007 are as follows:

Name	Age	Position
Robert Ashton	48	President and Chief Executive Officer
Stephen D. Allison	61	Vice President, Finance, Chief Financial Officer and Treasurer
Philippe C. Printz	43	Vice President, Engineering

Robert Ashton has served as President and Chief Executive Officer since August 2006. Mr. Ashton has been a private investor in private and public technology companies since 1995 and is currently our largest stockholder. Prior to 1995, Mr. Ashton founded two database utility companies, Bridge Technology, which was sold to Peregrine Systems, and DB View, which was sold to VM Software. Mr. Ashton is also currently a director of segNET Technologies, Inc., a private company that provides advanced digital communications solutions.

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

Audit Committee

A current copy of the Audit Committee charter is posted on the Investors/Corporate Governance section of our website, www.gensym.com. The audit committee met 8 times during 2006.

The members of the audit committee are Thomas E. Swithenbank (Chair), John A. Shane and David A. Smith. The board of directors has determined that each of the members of the audit committee is independent as defined under the rules of the NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The board of directors has also determined that Thomas E. Swithenbank and John A. Share are “audit committee financial experts” as defined by applicable SEC rules.

Compensation Committee

A current copy of the Compensation and Corporate Governance Committee charter is posted on the Investors/Corporate Governance section of our website, www.gensym.com. The current members of our compensation and corporate governance committee are David A. Smith (Chair), John A. Shane and Thomas E. Swithenbank. The compensation and corporate governance committee met 23 times in 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have a compensation committee of three independent directors. That committee has been delegated authority from our board of directors and its activities are governed by a compensation committee charter. One of the roles of the compensation committee under its charter is to review and approve annually all compensation decisions relating to our executive officers. Our compensation committee utilizes external analyses and other benchmarking to inform its executive compensation decisions and processes.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of our executive compensation program are to:

•	attract, retain and motivate skilled and knowledgeable executive talent;

•	ensure that executive compensation is aligned with our corporate strategies and business objectives;

•

promote the achievement of key strategic and financial performance measures by linking short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our compensation committee evaluates our executive compensation program with the objective of setting compensation at levels the committee believes to be competitive with those of other companies in our industry. In addition, our executive compensation program ties a substantial portion of each executive’s overall compensation to key strategic, financial and operational goals set by our board of directors, such as annual bookings targets. We also provide a portion of our executive compensation in the form of equity awards that vest over time, which we believe will help to retain our executives and to align their interests with those of our stockholders by allowing the executives to participate in the longer term success of our company as reflected in stock price appreciation.

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are:

•	base salaries;

•	cash bonuses;

•	equity incentive awards; and

•	benefits and other compensation.

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

Base salaries.

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. Base salaries for our executives typically have been set in our offer letter to the executive at the outset of employment. However, from time to time in the discretion of our board of directors consistent with our executive compensation program objectives, base salaries for our executives, together with other components of compensation, are evaluated for adjustment based on an assessment of an executive’s performance and compensation trends in our industry. In January 2006, our then Executive Officer’s salaries increased between four and twenty-three percent in recognition of each Executive Officer’s achievements in the prior year and to keep our salaries in line with that of others in our industry.

Cash bonuses.

In addition to base salaries, our executives are eligible to receive cash bonuses based on our financial performance measured on an annual basis and individual objectives. The bonus plans are designed to reward achievement or corporate financial goals and major business objectives. The corporate financial performance measures, which have typically been developed by our board of directors, are given the greatest weight in this bonus analysis.

The target bonus percent for executives are between 30% and 50% of the executives’ base salary. Cash bonuses typically are paid annually based on achievement of financial measures and individual objectives. The annual payment based on financial measures is determined after year-end.

Cash bonuses awarded with respect to 2006 and set forth in the Summary Compensation Table below were granted based on achievement of major business objectives. Because we did not achieve our financial goals, no bonuses were awarded under the financial performance portion of each executive’s plan. Mr. Printz was the only executive who received a cash bonus in 2006 based on achievement of the individual objectives within his plan.

Our former Vice President of Operations was not compensated on the same general basis as the other named executive officers with respect to cash bonuses. Instead, he received $5,000 per quarter until Gensym hired a new head of worldwide sales. Because he left Gensym after the second quarter and prior to the hiring of a head of worldwide sales, he was only paid $5,000 for the first and second quarters of 2006.

For 2007, we have not established a cash bonus plan for executives.

Equity incentive awards.

Our equity award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of stock options. Although we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a direct link to our long-term performance create an ownership culture and align the interests of our executives and our stockholders. In addition, the vesting feature of our equity grants should further our objective of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period.

In determining the size of equity grants to our executives, our board of directors has considered comparative share ownership of executives in our compensation peer group, our company-level performance, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards and the recommendations of management.

We typically make an initial equity award of stock options or restricted stock to new executives in connection with the start of their employment. Grants of equity awards, including those to executives, are all approved by our board of directors and generally are granted based on the fair market value of our common stock. Typically, the equity awards we grant to our executives vest over three years beginning on the first anniversary of the date of grant. This vesting schedule is consistent with the vesting of stock options granted to other employees.

Typically in the first quarter of each year, at the discretion of our board of directors and consistent with our executive compensation program objectives, our board of directors approves new equity awards to reestablish or bolster incentives to retain employees, including executives. In determining the equity awards for each of the executives set forth on the table Grants of Plan-Based Awards in 2006 below, our board of directors took into account company-level performance, the applicable executive’s performance and informal benchmarking by executive position against companies in our industry and related industries.

We do not have a program, plan or practice of selecting grant dates for equity compensation to our executive officers in coordination with the release of material non-public information. Equity award grants are made from time to time in the discretion of our board of directors consistent with our executive compensation program objectives.

Benefits and other compensation.

We maintain broad-based benefits that are provided to all employees, including medical and dental insurance, life and disability insurance and a 401(k) plan. Other benefits we offer to all full-time employees include programs for job-related educational assistance and discount programs for the purchase of commercial products and services. Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other full-time employees.

Employment Agreements.

Typically we enter into employment offer letters with our executive officers. We do not usually enter into change in control or severance arrangements with executive officers with the exception of Mr. Hawkinson and Mr. Schultz as outlined below.

Robert B. Ashton. On August 3, 2006, we entered into an employment letter agreement with Robert B. Ashton defining the terms of his at-will employment with Gensym as President and Chief Executive Officer. Under the terms of the employment letter agreement, Mr. Ashton receives a salary of $1,250 for each day during which Mr. Ashton provides service to Gensym in his capacity as President and Chief Executive Officer (which is based on an annualized salary of $287,500).

Lowell D. Hawkinson. We entered into an employment offer letter with Lowell Hawkinson in August 2004 defining the terms of his at-will employment as our chairman of the board, an executive position. In 2005, Mr. Hawkinson received an annual base salary of $180,000, which was determined by the recommendation of then chief executive officer, Mr. Mayyasi, and as was approved by the compensation committee of our board of directors. In connection with Mr. Mayyasi’s resignation from the board of directors and the termination of his employment with us, on January 27, 2006, we entered into a new employment letter agreement with Mr. Hawkinson defining the terms of his at-will employment with us as president and chief executive officer. Under the terms of the employment letter agreement, Mr. Hawkinson received an annual base salary of $287,500 and participated in a bonus plan with an annual incentive bonus of up to 50% of his annual base salary. The employment letter agreement provided that Mr. Hawkinson’s 2006 bonus would become immediately payable upon a change of control of Gensym, which, terminated the August 2004 employment offer letter between us and Mr. Hawkinson. Also in January 2006, we granted to Mr. Hawkinson an option to purchase 300,000 shares of our common stock, with an exercise price per share of $1.80 per share, and entered into a stock option agreement with Mr. Hawkingon to evidence the option grant. The option was to vest in three equal annual installments, commencing January 13, 2006, and vested fully upon a change of control. In January 2006, in connection with Mr. Hawkinson becoming our president and chief executive officer, we entered into a severance benefits agreement with Mr. Hawkinson. Pursuant to the severance benefits agreement, in the event that we discharged Mr. Hawkinson from employment without cause (as defined in the severance benefits agreement), he would have been entitled to receive his base salary in effect on the date his employment was terminated and certain other benefits for a severance period of one year. Under the terms of the severance benefits agreement, Mr. Hawkinson was not entitled to severance benefits if his employment is terminated for cause, as a result of his death or disability or due to his own resignation.

On August 25, 2006, we entered into a separation letter agreement with Mr. Hawkinson in connection with his resignation from Gensym. We agreed to pay Mr. Hawkinson six months salary continuation and his COBRA premiums for medical, dental and vision insurance coverage for eighteen months. The separation letter agreement also terminated the severance benefits agreement between Gensym and Mr. Hawkinson dated January 25, 2006.

Kim D. Mayyasi. We entered into an employment offer letter with Kim Mayyasi in August 2004 defining the terms of his at-will employment as our president and chief executive officer. During the fiscal year ended December 31, 2005, Mr. Mayyasi received an annual base salary of $287,500 and received a bonus of $45,832. Also in August 2004, we granted to Mr. Mayyasi an option to purchase 300,000 shares of our common stock, with an exercise price per share of $1.83 per share, and entered into a stock option agreement with Mr. Mayyasi to evidence the option grant. The option was to vest in three equal annual installments, commencing August 30, 2005, and vested fully upon a change of control. We also entered into a severance benefits agreement with Mr. Mayyasi in August 2004. Under the terms of the severance benefits agreement, Mr. Mayyasi was not entitled to severance benefits if his employment was terminated for cause, as a result of his death or disability or due to his own resignation. Cause is defined in the severance benefits agreement as (1) a good faith finding by our board of directors of the material failure to perform assigned duties for us, provided that the deficiencies have not been cured within thirty days notice, (2) a good faith finding by our board of directors of dishonesty, gross negligence or misconduct in the carrying out of assigned duties, or (3) the indictment or conviction of, or the entry of a pleading of guilty or nolo contendere to, any crime involving moral turpitude or any felony. Pursuant to Mr. Mayyasi’s severance benefits agreement, in the event that Mr. Mayyasi was discharged from employment by us without cause, he was entitled to receive his base salary in effect on the date his employment is terminated and certain other benefits for a severance period of one year. Since Mr. Mayyasi resigned in January 2006, the severance benefits agreement was terminated without payment of any benefits.

Carl D. Schultz. We entered into a severance benefit agreement with Carl Schultz on September 9, 1999. Pursuant to the severance benefits agreement, in the event that we discharged Mr. Schultz from employment without cause, he would have been entitled to receive his base salary in effect on the date his employment is terminated and certain other benefits for a severance period of six months. Under the terms of the severance agreement, Mr. Schultz was not entitled to severance benefits if his employment was terminated for cause, as a result of his death or disability or due to his own resignation. Cause is defined in the severance benefits agreement as (1) a good faith finding by our board of directors of the material failure to perform assigned duties for us, (2) a good faith finding by our board of directors of dishonesty, gross negligence or misconduct in the carrying out of assigned duties, or (3) the conviction of, or the entry of a pleading of guilty or nolo contendere to, any crime involving moral turpitude or any felony. On August 16, 2006, Gensym entered into a new severance letter agreement with Mr. Schultz in connection with his departure from Gensym. Under the terms of the severance letter agreement, Gensym agreed to pay Mr. Schultz two months salary continuation and his COBRA premiums for medical, dental and vision insurance coverage for two months. The separation letter agreement also terminated the severance benefits agreement between Gensym and Mr. Schultz dated September 9, 1999.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Summary Compensation Table For Fiscal Year 2006

The table below summarizes 2006 compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer, our two other most highly compensated executive officers and our two prior Chief Executive Officers, who we refer to collectively as our “named executive officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Robert Ashton Chief Executive Officer and President	2006	$82,500		—	$4,449	—	$1,050	(6)	$87,999
Stephen D. Allison Vice President, Finance and Chief Financial Officer	2006	$187,949		—	$25,445	—	$14,580	(7)	$227,974
Lowell D. Hawkinson Former Chairman and Chief Executive Officer	2006	$166,336	(3)	—	—(12)	—	$186,577	(8)	$352,913
Kim D. Mayyasi Former President and Chief Executive Officer	2006	$20,708	(4)	—		—	$1,080	(9)	$21,788
Carl D. Schultz Former Vice President, Operations	2006	$91,927	(5)	$10,000	$1,165	—	$25,303	(10)	$128,395
Phillipe Printz Vice President, Engineering	2006	$159,957		$14,400	$2,807		$3,549	(11)	$180,713

(1)	Represents the amount of compensation cost to our company in fiscal year 2006 with respect to awards granted in fiscal year 2006 and previous fiscal years, as computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R. For option awards outstanding at the time we adopted SFAS No. 123R, our compensation cost has been estimated as if we utilized the modified prospective transition method. In order to perform these calculations, the fair value of each stock option is determined on the date of grant using the Black-Scholes option pricing model and the fair value of each stock award is measured by the closing price of our company’s common stock on the Pink Sheets on the date of grant. See Note 1 of the consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.
(2)	During 2006, none of our executive officers earned preferential or above-market earnings on deferred compensation.
(3)	Lowell Hawkinson, our former chairman and chief executive officer signed a separation letter agreement on August 25, 2006 pursuant to which Mr. Hawkinson received a six month continuation of his salary.
(4)	Kim Mayyasi, our former President and Chief Executive Officer left Gensym on January 27, 2006.
(5)	In accordance with his separation letter agreement, Carl Schultz, our former Vice President, Operations was paid an additional two months salary continuation in a lump sum in January, 2007.
(6)	Consists of 401(k) matching contribution.
(7)	Consists of $13,029 in insurance premiums and a $1551 tax gross up payment for Mr. Allison’s April 21, 2004 option grant.

(8)	Consists of $10,272 in insurance premiums, $143,750 in severance payments, $17,043 in paid time off and $15,513 in continuation of health coverage under COBRA.
(9)	Consists of $1081 in insurance premiums.
(10)	Consists of $3766 in 401(k) matching contributions, $8,267 in insurance premiums, and $11,443 in paid time off and $1,827 in continuation of health coverage under COBRA.
(11)	Consists of $3550 in 401(k) matching contributions and $8,267 in insurance premiums.
(12)	Lowell Hawkinson, our former chairman and chief executive officer, terminated his employment in August 2006 so there was no value to the options.

Grants Of Plan-Based Awards Table For Fiscal Year 2006

The following table sets forth information regarding bonuses and stock option grants to each named executive officer.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Total Fair Value of Award
Robert Ashton Interim Chief Executive Officer and President					2,500	(1)		$1.92	$4,449
Stephen D. Allison Vice President, Finance and Chief Financial Officer	1/1/2006	$6,600	$66,000	$66,000
Lowell D. Hawkinson Former Chairman and Chief Executive Officer	1/24/2006		$143,750	$143,750	300,000			$1.80	$—
Kim D. Mayyasi Former President and Chief Executive Officer
Carl D. Schultz Former Vice President, Operations	1/1/2006	$2,400	$48,000	$48,000
Phillipe Printz Vice President, Engineering	1/1/2006	$2,400	$48,000	$48,000

(1)	Mr. Ashton received this option as a non-employee director in January of 2006.

Outstanding Equity Awards At Fiscal Year-End Table At Fiscal Year-End For 2006

The following table sets forth information regarding the outstanding stock options held by our named executive officers as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable (#)(1)		Equity Incentive Plan Awards: Number of Close up Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Ashton (1)	10,000				$1.90	10/26/2015
	2,500				$1.92	1/3/2016
Stephen Allison	33,334	16,666			$1.05	4/21/2014
Lowell Hawkinson
Kim Mayyasi
Carl Schultz
Phillipe Printz	2,200				$9.31	3/23/2010
	2,500				$2.03	11/21/2010
	5,000				$0.81	12/29/2010
	3,000				$0.75	5/16/2011
		3,000	(2)		$0.75	5/16/2011
	10,000				$0.27	10/3/2011
	22,800				$0.60	7/29/2013
	800				$3.88	11/20/2008

(1)	Mr. Ashton received these grants on October 26, 2005 and January 3, 2006 as a non-employee director pursuant to our director compensation policy. Both grants were immediately exercisable.
(2)	This option vests at the earlier of the date upon which our stock price reaches $10.00 per share or seven years from the grant date.

Option Exercises And Stock Vested For Fiscal Year 2006

The following table sets forth the number of shares acquired pursuant to the exercise of options by, and the number of restricted stock awards that vested for, our named executive officers during 2006 and the aggregate dollar amount realized by our Named Executive Officers upon exercise of the options.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Robert Ashton
Stephen Allison
Lowell Hawkinson(1)	250,000	$127,500.00
Kim Mayyasi
Carl Schultz (2)	77,334	$20,863.01
Phillipe Printz

(1)	Mr. Hawkinson exercised 250,000 options upon his departure from Gensym in November 2006.
(2)	Mr. Schultz exercised 77,334 options upon his departure from Gensym in September and October 2006.

Severance and Change-in-Control Benefits

We had employment and severance agreements with Lowell B. Hawkinson, our former chairman and chief executive officer; Carl Schultz, our former vice president, operations; and Kim Mayyasi, our former president and chief executive officer. These arrangements are discussed in more detail under “Compensation Discussion and Analysis” above.

DIRECTOR COMPENSATION

We use a combination of cash and equity-based compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. Therefore, Mr. Hawkinson did not receive any compensation for his service on our board of directors.

Meeting Fees

Members of the board of directors who are not employees of the Company are paid $1,000 for physical attendance and $500 for telephonic attendance at board of directors, and $2,500 as a quarterly retainer for each committee on which the director serves. These directors are also reimbursed for their expenses incurred in connection with their attendance at board of directors and committee meetings.

Annual Retainers

In addition to meeting fees, in 2006, we paid non-employee directors an annual retainer of $12,000 and a $2,500 quarterly retainer for each committee on which the director serves.

Equity Compensation

Each non-employee director receives a non-statutory option to purchase 10,000 shares of Common Stock upon initial election as director and on the first calendar day of each quarter each non-employee director is entitled to receive a non-statutory option to purchase 2500 shares of our common stock. Beginning in March 2006, the initial and quarterly option grants to directors will no longer be granted to any director if and to the extent the grant would cause the director’s total number of shares and options (whether or not vested and regardless of exercise price) to exceed 100,000 shares or to any non-employee director who owns more than 5% or more of Gensym’s outstanding common stock. All options granted to directors are granted at an exercise price equal to the fair market value of our common stock on the date of the grant, are immediately exercisable and are exercisable for up to 10 years from the date of grant.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors for service on our board in 2006:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
David Smith	45,000	12,560			5,999	63,560
Robert Ashton (2)	18,573	4,449			1,401	24,423
Thomas Swithenbank	50,800	7,576			1,201	59,577
John A. Shane	40,550	12,560			950	54,061

(1)

The amount shown represents the amount of compensation cost that the company recognized for fiscal 2006 for all options held by each of the directors as computed in accordance with SFAS No. 123R utilizing the modified prospective transition method. In accordance with SFAS No. 123R, the fair value of each stock option is determined on the date of grant using the Black-Scholes option pricing model. This value is then amortized ratably over the vesting period. See Note 1 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards. The grant date fair value, computed in accordance with SFAS No. 123R, of stock options granted to each of our non-employee directors in 2006 was $37,145 see below (3). The grant date fair value was determined by using the Black-Scholes option-pricing model. As of December 31, 2006, each director had the following number of options outstanding: Mr. Smith: 32,500; Mr. Ashton:12,500; Mr. Swithenbank:100,000; and Mr. Shane: 95,000.

(2)	Mr. Ashton was a non-employee director until he joined the company as Interim Chief Executive Officer and President in August 2006.
(3)	Represents director compensation percentage paid in stock pursuant to director compensation policy in effect prior to March 31, 2006.

Compensation and Corporate Governance Committee Interlocks and Insider Participation

The current members of the compensation and corporate governance committee are David A. Smith (Chair), John A. Shane and Thomas E. Swithenbank. No member of the compensation committee was at any time during 2006, or formerly, an officer or employee of our company or any of our subsidiaries. No member of our compensation committee had any relationship with us during 2006 requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

None of our executive officers has served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a member of our board of directors or compensation committee.

Report of the Compensation Committee on Executive Compensation

The compensation committee of our board of directors has reviewed and discussed this Compensation Discussion and Analysis with our management. Based on its review and discussions with our management, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

David A. Smith, Chairman

John A. Shane

Thomas E. Swithenbank

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table, except as otherwise noted, sets forth information about the beneficial ownership of our common stock as of May 1, 2007 by:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(%)(2)
5% Stockholders:

Johan H. Magnusson (3) 275 Grove Street, Newton, MA 02460	970,000	12.31
Lowell B. Hawkinson (4) 18 Lamoine Street Belmont, MA 02478	647,129	8.21
Mercury management LLC (5) 5416 Arbor Hollow McKinney, TX 75070	547,479	6.95

Directors and Executive Officers:

Robert B. Ashton (6)	1,322,811	16.76

John A. Shane (7)	139,875	1.75

David A. Smith (8)	45,671	*

Thomas E. Swithenbank (9)	117,286	1.47

Stephen D. Allison (10)	52,538	*

Philippe C. Printz (11)	60,286	*

All current directors and executive officers as a group (6 persons) (11)	1,738,467	21.18

*	Less than 1% of outstanding shares of common stock
(1)	The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission (the “Commission”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the Commission’s rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after May 1, 2007 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.
(2)	Number of shares deemed outstanding includes 7,878,404 shares of Gensym common stock outstanding as of May 1 2007 and any options for shares that are exercisable by such beneficial owner within 60 days after May 1, 2007.
(3)	Beneficial ownership, as of November 12, 2003, as reported on Amendment to Form 4 filed with the Commission on December 2, 2003.
(4)	Includes 12,000 shares of common stock held by Mr. Hawkinson’s adult children, as to which shares Mr. Hawkinson disclaims beneficial ownership. Beneficial ownership, as of April 15, 2006, as reported on our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.
(5)	Beneficial ownership, as of December 31, 2006, as reported on Amendment to Schedule 13G filed with the Commission on January 30, 2007.
(6)	Includes 12,500 shares of common stock subject to outstanding options that are exercisable within the 60 day period following May 1, 2007.
(7)	Includes 3,405 shares held by Palmer Service Corporation, of which Mr. Shane is the President and sole stockholder. Mr. Shane disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 92,000 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following May 1, 2007.
(8)	Includes 32,500 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following May 1, 2007.
(9)	Includes 97,000 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following May 1, 2007.
(10)	Includes 50,000 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following May 1, 2007.
(11)	Includes 46,300 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following May 1, 2007.
(12)	Includes an aggregate of 330,300 shares of common stock subject to outstanding stock options that are exercisable within the 60-day period following May 1, 2007.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	830,072	1.5442	179,468
Equity compensation plans not approved by stockholders
Total	830,072	1.5542	179,468

(1)	Includes our:

1994 Stock Option Plan, as amended.

1995 Director Stock Option Plan, as amended.

1997 Stock Incentive Plan

2000 Stock Incentive Plan, as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board of directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is our preference to avoid related party transactions.

In accordance with our audit committee charter, members of the audit committee, all of whom are independent directors, review and approve all related party transactions for which approval is required under applicable laws or regulations, including SEC rules. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which we are a participant and the amount involved exceeds $120,000, and in which any of the following persons has or will have a direct or indirect interest:

•	our executive officers, directors or director nominees;

•	any person who is known to be the beneficial owner of more than 5% of our common stock;

•

any person who is an immediate family member, as defined under Item 404 of Regulation S-K, of any of our executive officers, directors or director nominees or beneficial owner of more than 5% of our common stock; or

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

In addition, the audit committee reviews and investigates any matters pertaining to the integrity of management, including conflicts of interest and adherence to our Code of Business Conduct and Ethics. Under our Code of Business Conduct and Ethics, our directors, officers and employees are expected to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. Under our Code of Business Conduct and Ethics, a director is required to promptly disclose to our board of directors any potential or actual conflict of interest involving him or her. In accordance with our Code of Business Conduct and Ethics, the board of directors will determine an appropriate resolution on a case-by-case basis. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Registered Public Accounting Firm Fees and Other Matters

The following table sets forth information regarding fees billed for services rendered by Vitale, Caturano & Company, Ltd., our current registered public accounting firm, for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004.

Fee Category	Amount Billed by Vitale, Caturano & Company, Ltd. in 2006	Amount Billed by Vitale, Caturano & Company, Ltd. in 2005	Amount Billed by Vitale, Caturano & Company, Ltd. in 2004
Audit Fees	$220,000	$173,500	$147,500
Audit-Related Fees (1)	151,000	—	2,000
Tax Fees	26,000	24,000	20,000
All Other Fees	—	—	—

Total Fees	$397,000	$197,500	$169,500

(1)	All audit related fees are attributable to procedures performed on the Company’s revenue and stock option restatements

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

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to audits of employee benefit plans, specific internal control process reviews and consultations regarding internal controls, financial accounting and reporting standards. During 2006 these fees related to procedures performed on the revenue and stock option restatements.

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

The audit committee has also delegated to the chairman of the audit committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm. Any approval of services by a member of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee. During fiscal year 2006, no services were provided to us by Vitale, Caturano & Company, Ltd. or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following documents are included in Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 2006 and 2005 (as restated)

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements at December 31, 2006 and 2005 (as restated) and for the years then ended.

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

GENSYM CORPORATION (Registrant)

Dated: June 6, 2007	By:	/s/ Robert Ashton
Robert Ashton President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ DAVID A. SMITH	Chairman of the Board	June 6, 2007
David A. Smith

/S/ ROBERT ASHTON Robert Ashton	President and Chief Executive Officer (principal executive officer)	June 6, 2007

/S/ STEPHEN D. ALLISON Stephen D. Allison	Chief Financial Officer (principal financial and accounting officer)	June 6, 2007

/S/ JOHN A. SHANE	Director	June 6, 2007
John A. Shane

/S/ THOMAS E. SWITHENBANK	Director	June 6, 2007
Thomas E. Swithenbank

EXHIBIT INDEX -

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 1997)

3.2	Amended and Restated By-Laws of the Registrant (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996)

4.1	Specimen certificate for shares of the Registrant’s Common Stock (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.2+	1994 Stock Option Plan (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.4+	1995 Director Stock Option Plan, as amended (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.6	Amended and Restated Registration Rights Agreement, dated as of August 12, 1991, by and among the Registrant and the parties named therein (Incorporated by reference to the Registration Statement on Form S-1 (File No. 033-80727) of the Registrant)

10.8+	1997 Stock Incentive Plan (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.9	Rights Agreement, dated as of April 8, 1997, between the Registrant and State Street Bank & Trust Company, as Rights Agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 17, 1997)

10.10+	Severance and Settlement Agreement and Release, dated June 24, 1999, by and between the Registrant and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11	Lease dated as of June 27, 2000 by and between the Registrant and Rodger P. Nordblom and Peter C. Nordblom, as Trustees (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2000)

10.12	First Amendment of Lease, dated December 20, 2005, by and between N.W. Building & Trust and the Registrant (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 21, 2005)

10.13+	2000 Stock Incentive Plan, as amended (Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed on April 29, 2004)

10.14+	Severance Agreement, dated September 9, 1999, between Gensym Corporation and Carl Schultz (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.15+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

10.16+	Employment Offer Letter, dated August 16, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2004)

10.17+	Stock Option Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.19+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Lowell B. Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.20+	Severance Benefits Agreement, dated August 30, 2004, between Gensym Corporation and Kim Mayyasi (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 30, 2004)

10.21	Agreement, dated as of April 21, 2005, by and between the Registrant and Cianciotta Holdings, Inc. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2005)

10.22	Agreement effective September 1, 2005 by and between the Registrant and Market-Partners, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.23+	Employment Offer Letter, dated January 25, 2006, between Gensym Corporation and Lowell Hawkinson (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 31, 2006)

10.24+	Stock Option Agreement, dated January 25, 2006, between Gensym Corporation and Lowell Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on January 31, 2006)

10.25+	Severance Benefits Agreement, Dated January 25, 2006, between Gensym Corporation and Lowell Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on January 31, 2006)

10.26+	Employment Offer Letter, dated August 3, 2006, between Gensym Corporation and Robert Ashton (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 08, 2006)

10.27+	Severance Benefits Agreement, dated August 16, 2006, between Gensym Corporation and Carl Schultz (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 22, 2006)

10.28+	Severance Benefits Agreement, dated August 25, 2006, between Gensym Corporation and Lowell Hawkinson (Incorporated by reference to the Registrant’s current Report on Form 8-K filed on August 25, 2006)

10.29*	Agreement dated as of February 15, 2007 by and between the Registrant and Integration Objects

21*	Subsidiaries of the Registrant

23.1*	Consent of Vitale, Caturano & Company, Ltd

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes

*	Filed herewith.
#	Identifies exhibit with respect to which certain portions have been granted confidential treatment.
+	Identifies exhibits constituting management contract or compensatory plan of arrangement required to be filed as an exhibit to this Annual Report on Form 10-K