Form 10-Q
period 2007-03-31
GENSYM CORP
filed 2007-07-12
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of July 10, 2007 there were 7,922,404 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,178	$3,238
Accounts receivable, net of allowance for doubtful accounts of $42 at March 31, 2007 and $47 at December 31, 2006	3,009	2,952
Prepaid and other current assets	406	453

Total current assets	6,593	6,643
Property and equipment, net	519	561
Deposits and other assets	124	132

Total Assets	$7,236	$7,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$622	$500
Accrued expenses	1,515	1,855
Current portion of capital lease obligation	108	113
Deferred revenue	4,379	4,323

Total current liabilities	6,624	6,791

Capital lease and other long term liabilities, net of current portion	185	181
Long term deferred revenue	691	826

Total Liabilities	7,500	7,798

Commitments and contingencies
Stockholders’ Deficit:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and outstanding—none
Common stock $.01 par value—authorized—20,000,000 shares issued—8,210,773 and 8,210,441 shares in 2007 and 2006 respectively, outstanding—7,878,404 and 7,878,072 shares in 2007 and 2006, respectively	82	82
Capital in excess of par value	22,695	22,686
Treasury stock—332,369 shares in 2007 and 2006 at cost respectively	(1,240)	(1,240)
Accumulated deficit	(21,852)	(22,031)
Accumulated other comprehensive income	51	41

Total stockholders’ deficit	(264)	(462)

Total liabilities and stockholders’ deficit	$7,236	$7,336

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product	$1,605	$1,692
Services	2,488	2,196

Total revenues	4,093	3,888

Cost of revenues:
Product	117	131
Services	1,125	858

Total cost of revenues	1,242	989

Gross profit	2,851	2,899

Operating expenses:
Sales and marketing	710	1,304
Research and development	672	961
General and administrative	1,224	1,097

Total operating expenses	2,606	3,362

Operating income (loss)	245	(463)
Other expense, net	11	8

Income (loss) before provision for income taxes	234	(471)
Provision for income taxes	55	2

Net income (loss)	$179	$(473)

Basic income (loss) per share	$0.02	$(0.06)
Diluted income (loss) per share	$0.02	$(0.06)

Basic weighted average common shares outstanding	7,878	7,437
Diluted weighted average common shares outstanding	8,052	7,437

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$179	$(473)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	79	121
Stock-based compensation	10	105
Reversal of provision for bad debt	(5)	(3)
Changes in assets and liabilities:
Accounts receivable	(52)	393
Prepaid expenses and other current assets	47	(151)
Accounts payable	122	46
Accrued expenses	(340)	(94)
Deposits and other assets	8	—
Deferred revenue	(79)	163
Other liabilities	—	40

Net cash (used in) provided by operating activities	(31)	147

Cash Flows from Investing Activities:
Purchases of property and equipment	(13)	(93)
Decrease in other assets	—	8

Net cash used in investing activities	(13)	(85)

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(24)	(27)
Proceeds from exercise of stock options	—	3

Net cash used in financing activities	(24)	(24)

Effect of Exchange Rate Changes on Cash	10	22

Net (Decrease) Increase in Cash and Cash Equivalents	(58)	60

Cash and Cash Equivalents, Beginning of Period	3,236	3,176

Cash and Cash Equivalents, End of Period	$3,178	$3,236

Cash paid for income taxes	$8	$2

Cash paid for interest	$4	$5

Acquisition of equipment under capital lease obligations	$23	$27

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary to present fairly our consolidated financial position as of March 31, 2007 and December 31, 2006 and our results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on June 6, 2007. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

During the three-month period ended March 31, 2007, we were operating and overall profitable, but did not achieved positive cash flow. During the year ended December 31, 2006, we incurred operating and net losses, but achieved positive cash flow. We believe that our cash and cash equivalent balance and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to restore growth and profitability in 2007 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

In November 2006, we announced that the scope of the Audit Committee’s investigation had been expanded to include software license and services agreements entered into from 2000 to 2004. We also reported that the expanded scope included a self-initiated review of historical stock option grant practices and related accounting treatment.

On June 6, 2007, we announced that in connection with our internal review of accounting practices and oversight with respect to the accounting for certain software license and service agreement transactions and the self-initiated review of our historic stock option granting practices, we restated our financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000. We also restated the condensed consolidated financial statements for each of the four quarters of 2005 and the first quarter of 2006. In connection with this restatement, on June 6, 2007 we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the second and third fiscal quarters of 2006 ended June 30, 2006 and September 30, 2006, respectively, and amended our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2006.

The restated financial statements for the first quarter of 2006 and information relating to the restatement are contained in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2006 that was filed with the Securities and Exchange Commission on June 6, 2007. All references in this Quarterly Report on Form 10-Q to our financial statements, operations, assets, liabilities and cash flows for the first quarter 2006 are references to such data and information as restated.

4. Comprehensive Loss

The components of comprehensive income (loss) for the three-month periods ended March 31, 2007 and 2006 are as follows (in thousands)

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$179	$(473)
Other comprehensive income (loss):
Foreign currency translation adjustment	10	18

Comprehensive income (loss)	$189	$(455)

5. Net Income (Loss) Per Share

The following is a reconciliation of basic and diluted weighted average shares (in thousands) used in the computation of net income (loss) per share:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding	7,878	7,437
Additional dilutive common stock equivalents	174	—

Diluted weighted average shares	8,052	7,437

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

For the three-month periods ended March 31, 2007 and 2006, options to purchase 380,193 and 830,072 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share. In the 2007 period, 380,193 shares were not included in the computation of diluted earnings per share because the exercise price per share was greater than the average market price per share. In the 2006 period, 830,072 shares were not included as the shares were anti-dilutive because we had a net loss for the period.

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

We have elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Under the provisions of SFAS 123R, we recorded $10,000 and $94,000 of stock-based compensation on our consolidated condensed statements of operations for the three months ended March 31, 2007 and 2006, respectively. The adoption of SFAS No. 123R had no effect on cash flow from operations for the three months ended March 31, 2007. The stock-based compensation for the three months ended March 31, 2007 and 2006 is included in the following expense categories (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of service and other	$—	$3
Selling and marketing	4	8
Research and development	—	6
General and administrative	6	77

	$10	$94

During the three months ended March 31, 2006, we issued 6,006 shares of common stock with a fair value of $10,000 to members of management in lieu of cash payment for a portion of their bonus accrued in 2005. This amount was excluded from the table above. No common shares were issued to management during the three months ended March 31, 2007.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS No. 123R. No options were granted during the three month period ended March 31, 2007. The weighted-average fair value of the options granted for the three months ended March 31, 2006 was $1.67 using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Average risk free interest rates	n/a	4.75%
Expected dividend yield	n/a	None
Expected life	n/a	7 Years
Expected volatility	n/a	130%

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Based on the our historical turnover rates, an annualized estimated forfeiture rate of 10% has been used in calculating the recorded expense. Under the true-up provisions of SFAS No. 123R, additional expense will be recorded if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture is higher than estimated. Specific, large forfeitures are identified on an individual basis.

Changes in outstanding stock options for the three months ended March 31, 2007, were as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2006	830,072	$1.54
Granted	—	—
Exercised	(332)	0.63
Forfeited	(9,150)	1.28

Outstanding at March 31, 2007	820,590	$1.53	5.31	$179

Exercisable at March 31, 2007	790,091	$1.54	5.34	$177

As of March 31, 2007 and 2006 we had $25,249 and $559,000 of unrecognized compensation cost related to unvested awards, which we expect to recognize over a weighted-average period of 2 years.

The intrinsic value of options exercised for the three months ended March 31, 2007 and March 31, 2006 was $300 and $12,000, respectively.

7. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three Months Ended March 31,
	2007	2006
United States	39%	45%
Rest of Europe	19%	19%
Sweden	11%	7%
Italy	10%	7%
Canada	8%	10%
Rest of World	7%	6%
Asia	6%	6%

	100%	100%

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Revenues from one customer represented 12% and 13% of total revenues for the three months ended March 31, 2007 and the corresponding period in 2006.

The following table presents our long-lived assets, net of depreciation and amortization, as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
United States	$484	$523
Europe	35	38

Total	$519	$561

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to us and our subsidiaries, which are based on management’s beliefs, as well as assumptions made by our management and information currently available to us. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to our management or us, identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to those factors set forth in Item 1A of Part II under the caption “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should an underlying assumption prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements.

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

Our key product is G2, a mature and robust software platform that underlies all of our other products. In June 2007, we released G2 version 8.3, which supports web-based standards, SOAP and Web Services, new Business Rules analysis techniques, extensions to its BPEL implementation as well as additional flexibility in building rich client, Windows based user interfaces.

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

We have a sales force in the United States and Europe. Our sales force is focused on the generation of new business in several vertical and horizontal markets. The vertical markets include: government, process manufacturing, discrete manufacturing, power utilities, water utilities, telecommunications, government, transportation, and aerospace. The horizontal markets include business process management, supply chain management, and modeling and simulation.

Our sales activities have historically involved a combination of direct sales to end users and indirect sales through partners. We have an indirect channel strategy for our sales force that places its primary focus on development of new business through indirect channels. In addition, our sales force supports the current and future needs of our existing end user customers. As part of the execution of our indirect channel strategy we use indirect channel programs designed to attract new partners and to support existing partners, who pursue business based on our products across our target vertical markets. Channel partners are also able to provide development, support and training services to our customers. We have channel partners in North and South America, Europe, the Middle East, Africa and the Asian-Pacific region.

The following is the breakdown of revenue by product and service revenue:

	Three Months Ended March 31,
	2007	2006
Product license sales	39%	43%
Consulting and educational services	20%	17%
Customer support services	41%	40%

Total	100%	100%

Prices for our products are generally denominated in U.S. dollars or Euros. Telecommunications, the U.S. government, particularly the Department of Defense, manufacturing, and transportation are major markets for us. We have several significant OEM partners, including Siemens, Ericsson, and Motorola.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Product	39%	44%
Services	61%	56%

Total revenues	100%	100%

Cost of revenues:
Product	3%	3%
Services	27%	22%

Total cost of revenues	30%	25%

Gross profit	70%	75%

Operating expenses
Sales and marketing	17%	34%
Research and development	17%	25%
General and administrative	30%	28%

Total operating expenses	64%	87%

Operating income (loss)	6%	(12)%
Other expense, net	0%	0%

Income (loss) before provision for income taxes	6%	(12)%
Provision for income taxes	2%	0%

Net income (loss)	4%	(12)%

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

We derive revenues from both U.S. and international customers. Revenues for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, (in thousands)
	2007		2006
U.S.	$1,601	39%	$1,733	45%
International	2,492	55%	2,155	55%

	$4,093		$3,888

The overall increase in revenue of $0.2 million or 5% between the three-months ended March 31, 2007 and the same period in 2006 was primarily the result of an increase in consulting projects.

The overall decrease in U.S. revenues was the result of a decrease in license revenues for the three-months ended March 31, 2007 as compared to the same period in 2006, partially offset by an increase in revenue from service contracts and an increase in consulting projects. The increase in international revenues for the three-month period ended March 31, 2007 was primarily a result of a $0.1 million increase in consulting projects and an increase in partner license revenue.

Our worldwide product and service revenues for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, (in thousands)
	2007		2006
Product	$1,605	39%	$1,692	44%
Service	2,488	61%	2,196	56%

Total	$4,093		$3,888

Product revenues for the three months ended March 31, 2007 decreased by $0.1 million, or 5%, as compared to the same period in 2006 due to a reduction in license bookings.

Services revenues for the three months ended March 31, 2007 increased $0.3 million, or 13%, as compared to the same period in 2006. This increase was mainly attributable to an increase in government consulting and training orders during the quarter and a slight increase in license maintenance revenue from orders placed in prior periods.

One customer accounted for 12% of revenues for the three-month period ended March 31, 2007 and 13% of revenue for the three-month period ended March 31, 2006.

Cost of Revenues

Cost of revenues primarily consist of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, (in thousands)
	2007	2006
Product	$117	$131
Service	1,125	858

Total	$1,242	$989

Product costs remained consistent for the three months ended March 31, 2007 as compared to the same period in 2006.

Service costs increased $0.3 million, or 31%, for the three months ended March 31, 2007 as compared to the same period in 2006. This increase was primarily attributable to $0.2 million of costs associated with a long term contract that was deferred in the first quarter of 2006 and no similar deferral was required in 2007 and, $0.1 million of costs associated with contractors used to support the increased consulting revenue, partially offset by $0.05 decrease in salary due to a reduction in personnel as a result of our restructuring in August 2006.

Gross margin percentages for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Product	93%	92%
Service	55%	61%

Total	70%	75%

Our gross margin on product remained relatively consistent the same, at 93% and 92%, during the three-month period ended March 31, 2007 as compared to the same period in 2006. Our product expenses are relatively low and consistent as they generally consist of fixed labor and facility costs, therefore, the gross margin remains consistent unless there is a significant change in license revenue.

Our gross margin on service decreased 6% from 61% to 55% for the three-month period ended March 31, 2007 as compared to the same period in 2006. Our service expenses increased as a percentage of our revenue based on the increased costs identified above.

Operating Expenses

	Three Months Ended March 31,
	2007	2006
Operating expense:
Sales and marketing	$710	$1,304
Research and development	672	961
General and administrative	1,224	1,097

Total operating expense	$2,606	$3,362

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended March 31, 2007 were $0.7 million, a decrease of $0.6 million, or 46%, as compared to the same period in 2006. The decrease was primarily attributable to a $0.3 million decrease in personnel expense as there were seven less people as a result of our restructuring plan executed in August 2006, a $0.1 million decrease in outside professional marketing personnel and contractors based on their elimination in our cost reduction programs, a $0.1 million decrease in general marketing programs, a $0.1 million decrease in commissions, a $0.04 million decrease in travel based on the reduction in personnel, and a $0.03 million decrease in our allocation from consulting support of sales.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Total research and development expenses for the three months ended March 31, 2007 was $0.7 million, down $0.3 million or 30% as compared to the same period in 2006. This was primarily the result of a decrease of $0.2 million in personnel expense as there were six less personnel as a result of our restructuring plan executed in August 2006 and, a decrease of $0.1 million of contractors and outside services that were discontinued.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended March 31, 2007 were $1.2 million, an increase of $0.1 million or 12% as compared to the same period in 2006. This increase was the result of $0.3 million for contractors in support of the restatement process, $0.1 million in additional legal fees in support of the restatement process, $0.1 million in additional accounting fees in support of the restatement process, partially offset by a $0.3 million decrease in personnel expense, and a $0.1 million decrease in stock based compensation.

Other Income, Expenses

Other expenses, net for the three months ended March 31, 2007 were $11,000, compared to other expenses, net of $8,000 for the same period in 2006. The decrease is primarily due to foreign exchange rate fluctuations.

Income Taxes

Our provision for income taxes results from anticipated income tax credits in the U.S. based on operating loss carry forwards offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but may not have operating loss carry forwards to reduce tax obligations. Provision for income taxes for the three months ended March 31, 2007 was $55,000, compared to $2,000 for the same period in 2006.

Liquidity and Capital Resources

Our March 31, 2007 cash and cash equivalents remained the same at $3.2 million, as compared to December 31, 2006.

For the quarter ended March 31, 2007, we had $0.03 million used in operating activities, $0.01 million used in investing activities and $0.02 million used in financing activities.

Cash flows used in operations were $0.03 million for the three-month periods ended March 31, 2007 as compared to $0.1 million provided by operations in the same period in 2006.

Cash flows used in investing activities were relatively consistent at $0.01 million and $0.09 million for the three-month periods ended March 31, 2007 and 2006, respectively, and were primarily used for purchases of property and equipment.

Cash flows used in financing activities were $0.02 million for the three-month period ended March 31, 2007 and 2006, and were primarily used for principal payments on capital lease obligations.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at March 31, 2007 are as follows:

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2007	$426	97
2008	442	44
2009	406	28
2010	400	2
2011	112	—
Thereafter	—	—

Total minimum lease payments	$1,786	$171
Less: Amount representing interest and fees		17

Present value of minimum lease payments		154
Less: Current portion		108

Long-term portion of capital lease obligation		$46

Litigation

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of March 31, 2007, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2007, 2006 or 2005. During the three months ended March 31, 2007 and 2006, respectively, we reissued no shares and 11,312 shares of common stock to employees and non-employee directors. As of March 31, 2007, 332,369 shares remained in treasury at a cost of $1,239,736.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March 2005, July 2005, June 2006 and April 2007 we extended the agreement for additional increments. The contract expired on February 13, 2007. On February 15, 2007 we signed a new one-year Original Equipment Manufacturer agreement which will expire on February 14, 2008. Both agreements call for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. In April 2007, we terminated one of the employees involved with Integration Objects and determined that the other two employees were no longer associated with Integration Objects. We paid $56,931 to Integration Objects, Inc. during the three-months ended March 31, 2007. At March 31, 2007 we had unpaid royalties of $49,554 due to Integration Objects, Inc.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No.48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN48 did not have a material impact to our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk Investment Portfolio

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts, we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At March 31, 2007, substantially all of our funds were in demand deposit accounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

In July 2006, we announced that our Audit Committee had undertaken a detailed investigation of the revenue recognition accounting for software license and service agreement transactions entered into during fiscal 2004 and 2005. In November 2006, we expanded the investigation to include software license and services agreements entered into from 2000 to 2004. We also began a self-initiated review of historical stock option grant practices and related accounting treatment. The investigation and review were conducted with the assistance of outside legal counsel and outside accounting specialists. Based on the investigation and review, management and the Audit Committee concluded that errors in revenue recognition, which primarily result in the deferral of revenue into later periods than originally recognized, stock compensation and other accounting adjustments required us to restate previously reported financial results. The restatement affected previously reported results from 2000 through the first quarter of 2006.

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

The following material weaknesses collectively resulted in us prematurely recognizing revenue, thereby causing revenue to be overstated in an earlier period and understated in a later period, deferred revenue to be understated in any period, costs and expenses to vary in any particular period and our net loss to be understated in an earlier period and overstated in a later period. As a consequence, we restated our historical financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000 and for each of the four quarter in 2005 and the first quarter of 2006.

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

Beginning in the quarter ended June 30, 2006, we took a number of corrective actions to address the material weaknesses discussed above, including:

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

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

•

implementation of a multi-person review process of revenue packages, including system generated reports, expanded documentation requirements and approval requirements of the chief financial officer; and

•	formalization of ongoing reporting of contract statuses and related issues to senior management, including the chief financial officer.

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

As a result of the review and investigation of our accounting practices, we recently restated previously released financial statements for 2000 through the first quarter of 2006. We also recorded cumulative effect adjustments for fiscal years 2000 through 2003, the effects of which are indicated as adjustments to our financial statements as of December 31, 2003.

While we believe we have made appropriate judgments in our reviews and resulting restatement, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate our prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2007 that, if not remedied effectively, could result in material misstatements in our financial statements in future periods.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007, and identified material weaknesses. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of March 31, 2007.

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

For further information about these material weaknesses, please see Item 4 – “Controls and Procedures” included elsewhere in this Quarterly Report on Form 10-Q. Because of these material weaknesses, management concluded that, as of March 31, 2007, our internal control over financial reporting was not effective.

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

We recently restated previously released financial statements for 2000 through the first quarter of 2006, which was in part due to revenue recognition errors in the accounting for certain software license and service agreements. Our financial statements could be adversely impacted by improper or erroneous application of revenue recognition policies and accounting rules. For instance, revenue recognition depends on, among other criteria, when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred (generally FOB shipping point or electronic distribution); (3) the fee is deemed fixed or determinable; and (4) collection is probable. Our personnel may misrepresent an contract and consent to undocumented terms with a customer, imply delivery that has not occurred, make promises of future concessions or misrepresent a customer’s credit rating. We have implemented policies and procedures we hope will prevent and discourage such improper application of revenue recognition policies and accounting rules, but there can be no assurance that such policies will be followed. In addition, depending on when we learn of improper application of revenue recognition policies, we may have to restate our financial statements for a previously reported period, which would seriously harm our business, operating results and financial condition.

We have a history of operating losses, and we may not be profitable.

We were profitable in the first quarter of 2007 but recognized losses for three of the five years ended December 31, 2006. As of March 31, 2007, our accumulated deficit was $21.9 million. Our ability to achieve and maintain profitability is dependent on continued revenues from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we achieve profitability, we cannot assure that we can sustain profitability on a quarterly or annual basis.

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

We are reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected

We rely on maintenance contracts for a significant percentage of our revenues, as software maintenance fees have represented 40%, 41% and 41% of our total revenues in the years ended December 31, 2006, 2005 and 2004, respectively. Software maintenance fees represented 41% of the total revenues for the three months ended March 31, 2007. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 67%, 60% and 49% of our product revenues in years ended December 31, 2006, 2005 and 2004, respectively. Sales of our products by channel partners represented 67% of our total sales for the three months ended March 31, 2007. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our international revenues represented 49%, 53%, and 51% of our total revenues for years ended December 31, 2006, 2005, and 2004, respectively. Our international revenues represented 61% of our total revenues for the three months ended March 31, 2007. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

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

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of March 31, 2007, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were purchased in 2007, 2006 or 2005. The following table provides information about purchases by the company during the quarter ended March 31, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased during Period (1)	Average Price Paid per Share	Total Number of Shares Purchased since Adoption of Program as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
01/01/07-01/31/07	0	$—	501,300	148,700
02/01/07-02/28/07	0	—	501,300	148,700
03/01/07-03/31/07	0	—	501,300	148,700

(1)	We repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION
(Registrant)

Dated: July 11, 2007	/s/ STEPHEN D. ALLISON
Stephen D. Allison
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.