Form 10-Q
period 2007-06-30
GENSYM CORP
filed 2007-08-08
CIK 1005387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 8, 2007 there were 7,923,404 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,210	$3,238
Accounts receivable, net of allowance for doubtful accounts of $42 at June 30, 2007 and $47 at December 31, 2006	2,272	2,952
Prepaid and other current assets	493	453

Total current assets	5,975	6,643

Property and equipment, net	464	561
Deposits and other assets	125	132

Total Assets	$6,564	$7,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$157	$500
Accrued expenses	1,400	1,855
Current portion of capital lease obligation	82	113
Deferred revenue	4,318	4,323

Total current liabilities	5,957	6,791

Capital lease and other long term liabilities, net of current portion	124	181
Long term deferred revenue	530	826

Total Liabilities	6,611	7,798

Commitments and contingencies
Stockholders’ Deficit:
Preferred stock $.01 par value-authorized 2,000,000 shares issued and outstanding—none	—	—
Common stock $.01 par value—authorized—20,000,000 shares issued—8,215,523 and 8,210,441 shares in 2007 and 2006 respectively, outstanding—7,883,154 and 7,878,072 shares in 2007 and 2006, respectively	82	82
Capital in excess of par value	22,703	22,686
Treasury stock—332,369 shares in 2007 and 2006 at cost respectively	(1,240)	(1,240)
Accumulated deficit	(21,648)	(22,031)
Accumulated other comprehensive income	56	41

Total stockholders’ deficit	(47)	(462)

Total liabilities and stockholders’ deficit	$6,564	$7,336

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	$1,446	$1,628	$3,051	$3,320
Services	2,521	2,824	5,009	5,020

Total revenues	3,967	4,452	8,060	8,340

Cost of revenues:
Product	80	96	197	227
Services	1,012	1,240	2,137	2,098

Total cost of revenues	1,092	1,336	2,334	2,325

Gross profit	2,875	3,116	5,726	6,015

Operating expenses:
Sales and marketing	777	1,113	1,487	2,417
Research and development	645	739	1,317	1,700
General and administrative	1,208	1,196	2,432	2,293

Total operating expenses	2,630	3,048	5,236	6,410

Operating income (loss)	245	68	490	(395)
Other (expense) income, net	(10)	33	(21)	25

Income (loss) before provision for income taxes	235	101	469	(370)
Provision for income taxes	31	7	86	9

Net income (loss)	$204	$94	$383	$(379)

Basic earning (loss) per share	$0.03	$0.01	$0.05	$(0.05)
Diluted earnings (loss) per share	$0.03	$0.01	$0.05	$(0.05)

Basic weighted average common shares outstanding	7,879	7,463	7,879	7,450
Diluted weighted average common shares outstanding	8,128	8,122	8,091	7,450

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

GENSYM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$383	$(379)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	162	178
Stock-based compensation	15	177
Reversal of provision for bad debt	(5)	(6)
Changes in assets and liabilities:
Accounts receivable	685	721
Prepaid expenses and other current assets	(40)	(199)
Accounts payable	(343)	(46)
Accrued expenses	(455)	231
Deposits and other assets	7	—
Deferred revenue	(301)	207
Other liabilities	—	49

Net cash provided by operating activities	108	933

Cash Flows from Investing Activities:
Purchases of property and equipment	(42)	(168)

Net cash used in investing activities	(42)	(168)

Cash Flows From Financing Activities:
Principal payments on capital lease obligations	(111)	(53)
Proceeds from exercise of stock options	2	20

Net cash used in financing activities	(109)	(33)

Effect of Exchange Rate Changes on Cash	15	17

Net (Decrease) Increase in Cash and Cash Equivalents	(28)	749

Cash and Cash Equivalents, Beginning of Period	3,238	3,176

Cash and Cash Equivalents, End of Period	$3,210	$3,925

Cash paid for income taxes	$8	$7

Cash paid for interest	$8	$10

Acquisition of equipment under capital lease obligations	$23	$27

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

2. Basis of Presentation

We have prepared the unaudited consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in financial statements prepared for the full year in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, our management believes that the disclosures in this report are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments of a normal and recurring nature that are necessary to present fairly our consolidated financial position as of June 30, 2007 and our results of operations for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on June 6, 2007. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

During the three- and six-month periods ended June 30, 2007, we generated operating and net income, but did not achieve positive cash flow. During the year ended December 31, 2006, we incurred operating and net losses, but achieved positive cash flow. We believe that our cash and cash equivalent balance and cash flows from operations will be sufficient to meet our operating, investing and financing cash flow requirements through at least the next 12 months. Our ability to restore growth and profitability in 2007 and beyond is dependent on market acceptance of our existing and next generation of G2 and G2-based products and related services and on renewal of maintenance contracts for customer support at near-current levels.

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

Based on its preliminary review as of the announcement date, the Audit Committee concluded, in consultation with and upon the recommendation of management, that previously issued financial statements included in our Annual Reports of Form 10-K for the fiscal years ended December 31, 2004 and 2005 and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, June 30 and September 30, 2005 and March 31, 2006, and all of our related earnings releases and similar communications relating to all such fiscal periods, should no longer be relied upon.

In November 2006, we announced that the scope of the Audit Committee’s investigation had been expanded to include software license and services agreements entered into from 2000 to 2004. We also reported that the expanded scope included a self-initiated review of historical stock option grant practices and related accounting treatment.

On June 6, 2007, we announced that in connection with our internal review of accounting practices and oversight with respect to the accounting for certain software license and service agreement transactions and the self-initiated review of our historic stock option granting practices, we restated our financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000. We also restated the condensed consolidated financial statements for each of the four quarters of 2005 and the first quarter of 2006. In connection with this restatement, on June 6, 2007, we filed with the

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(Unaudited)

Securities and Exchange Commission our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the second and third fiscal quarters of 2006, ended June 30, 2006 and September 30, 2006, respectively, and amended our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2006.

4. Comprehensive Loss

The components of comprehensive income (loss) for the three- and six-month periods ended June 30, 2007 and 2006 are as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$204	$94	$383	$(379)
Other comprehensive (loss) income:
Foreign currency translation adjustment	5	(1)	15	17

Comprehensive income (loss)	$209	$93	$398	$(362)

5. Net Income (Loss) Per Share

The following is a reconciliation of basic and diluted weighted average shares (in thousands) used in the computation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	7,879	7,463	7,879	7,450
Additional dilutive common stock equivalents	249	659	212	—

Diluted weighted average shares	8,128	8,122	8,091	7,450

For the three-month periods ended June 30, 2007 and 2006, options to purchase 252,126 and 197,126 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because the exercise price per share was greater than the average market price per share. For the six-month periods ended June 30, 2007 and 2006, options to purchase 252,126 and 1,598,922 shares of common stock, respectively, were outstanding, but not included in the computation of diluted earnings per share because in the 2007 period the exercise price per share was greater than the average market price per share and in the 2006 period the shares were anti-dilutive because we had a net loss for the period.

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

We have elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption are recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings. Under the provisions of SFAS 123R, we recorded $5,000 and $73,000 of stock-based compensation on our consolidated condensed statements of operations for the three- months ended June 30, 2007 and 2006, respectively and $15,000 and $167,000 for the six months ended June 30, 2007 and 2006, respectively. The adoption of SFAS No. 123R had no effect on cash flow from operations for the three- and six- months ended June 30, 2007. The stock-based compensation for the three and six months ended June 30, 2007 and 2006 is included in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of service and other	$—	$3	$—	$6
Selling and marketing	4	7	8	15
Research and development	—	4	—	10
General and administrative	1	59	7	136

	$5	$73	$15	$167

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(Unaudited)

During the six- months ended June 30, 2006, we issued 6,006 shares of common stock with a fair value of $10,000 to members of management in lieu of cash payment for a portion of their bonus accrued in 2005. This amount was excluded from the table above. No common shares were issued to management during the three month periods ended June 30, 2007 and 2006 or during the six months ended June 30, 2007.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS No. 123R. No options were granted during the three- and six month periods ended June 30, 2007. The weighted-average fair value of the options granted for the three- and six- month periods ended June 30, 2006 were $2.09 and $1.68 using the following assumptions:

	Six Months Ended June 30,
	2007	2006
Average risk free interest rates	n/a	5.00%
Expected dividend yield	n/a	None
Expected life	n/a	7 Years
Expected volatility	n/a	130%

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

Changes in outstanding stock options for the six months ended June 30, 2007, were as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2006	830,072	$1.54
Granted	—	—
Exercised	(332)	0.63
Forfeited	(9,150)	1.28

Outstanding at March 31, 2007	820,590	$1.53	5.31	$179

Granted	—	—
Exercised	(4,750)	0.60
Forfeited	(41,400)	3.30

Outstanding at June 30, 2007	774,440	$1.45	5.58	$863

Exercisable at June 30, 2007	743,941	$1.45	5.61	$839

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(Unaudited)

As of June 30, 2007 and 2006 we had $19,573 and $494,000 of unrecognized compensation cost related to unvested awards, which we expect to recognize over a weighted-average period of 2 years.

The intrinsic value of options exercised for the three months ended June 30, 2007 and 2006 was $9,300 and $41,000, respectively. The intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was $9,300 and 53,000, respectively.

(7) Restructuring Charge

In August 2006, our board of directors approved a restructuring plan that included a workforce reduction and the closure of two sales offices. The restructuring plan consisted of reductions in employee headcount totaling 15 employees from all operating groups and geographic areas. In accordance with this plan, we recorded a restructuring charge of $0.5 million during the three months ended September 30, 2006. Substantially all of the charge represents amounts to be paid in cash. The charge was based on estimates of the cost of the workforce reduction program, including special termination benefits, settlement and involuntary severance benefits related to postretirement benefit plans in Europe, and related legal costs.

At December 31, 2006 there remained an accrual of $0.2 million relating to this restructuring plan which we expect to pay by the end of 2007. The following table summarizes our restructuring activity for the six months ended June 30, 2007:

Restructuring Liability
Balance as of December 31, 2006	$248
Cash payments	(—)

Balance as of March 31, 2007	248
Cash payments	(248)

Balance as of June 30, 2007	—

8. Segment Reporting

Revenue is presented geographically based on the country to which the product is shipped or where the services are provided. The following table presents revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	38%	53%	39%	50%
Sweden	9%	8%	10%	8%
Italy	9%	2%	10%	5%
Asia	7%	6%	7%	8%
Rest of Europe	26%	17%	23%	16%
Rest of World	11%	14%	11%	13%

	100%	100%	100%	100%

GENSYM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(Unaudited)

One customer accounted for 10% and 17% of revenue for the three-month period ended June 30, 2007 and 2006 respectively. One customer accounted for 10% and 14% of revenue for the six-month period ended June 30, 2007 and 2006 respectively.

The following table presents our long-lived assets, net of depreciation and amortization, as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
United States	$423	$523
Europe	41	38

Total	$464	$561

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our current products are:

Product	Application
G2©	Real-time, rule engine platform for optimizing operations and detecting, diagnosing and responding to problems in real time.

G2 NeurOn-Line™	Online, rule-driven neural-network models that predict, control and optimize complex non-linear processes.

G2 Optegrity©	Abnormal condition management for process manufacturing plants.

Product	Application
G2 Integrity™	Expert fault management of voice and data networks.

G2 ReThink®	Management of the business process life cycle through rule-driven simulation and online automation.

G2 e-SCOR	Simulation and analysis of supply-chain designs, policies and practices.

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

The following is the breakdown of revenue by product and service revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product license sales	36%	37%	38%	40%
Consulting and educational services	20%	23%	20%	20%
Customer support services	44%	40%	42%	40%

	100%	100%	100%	100%

Prices for our products are generally denominated in U.S. dollars or Euros. Telecommunications, the U.S. government, particularly the Department of Defense, manufacturing, and transportation are major markets for us. We have several significant OEM partners, including Ericsson, Siemens, and Motorola.

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

We believe the following revenue recognition accounting policy is critical to an understanding of our consolidated financial statements.

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

For projects that require customization and development of the software, we account for the software and services as prescribed in SOP 81-1 using the percentage-of-completion method (using input measures, generally labor hours). We also have a limited number of contracts of this type that contain prescribed performance milestones, where we use these output measures to recognize revenue as permitted by SOP 81-1. In these cases, we recognize the revenue when the milestones are achieved and accepted by the customer.

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

Other Critical Accounting Polices

In addition to our revenue recognition accounting policy discussed above, we believe the following accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 are also critical to an understanding of our consolidated financial statements and involve the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	stock based compensation;

•	accounts receivable and allowance for doubtful accounts;

•	foreign currency translation; and

•	accounting for income taxes.

For a more detailed explanation of the estimates and judgments made in these accounting policies, refer to our Annual Report on Form 10-k for the year ended December 31, 2006.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	36%	37%	38%	40%
Services	64%	63%	62%	60%

Total revenues	100%	100%	100%	100%

Cost of revenues:
Product	2%	2%	2%	3%
Services	26%	28%	27%	25%

Total cost of revenues	28%	30%	29%	28%

Gross profit	72%	70%	71%	72%

Operating expenses:
Sales and marketing	20%	25%	19%	29%
Research and development	16%	16%	16%	20%
General and administrative	30%	27%	30%	28%

Total operating expenses	66%	68%	65%	77%

Operating income (loss)	6%	2%	6%	(5)%

Other (expense) income, net	—%	—%	—%	—%

Income (loss) before provision for income taxes	6%	2%	6%	(5)%
Provision for income taxes	1%	—%	1%	—%

Net income (loss)	5%	2%	5%	(5)%

Revenues

We derive revenue from two sources: product and services. Product revenues include revenues from sales of licenses for use of our software products which include G2 and related application software. Services revenues consist of fees for support and maintenance, which is generally provided on an annual contract basis; consulting services; and training courses related to our products.

We derive revenues from both U.S. and international customers. Revenues for the three- and six- month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
U.S.	$1,505	38%	$2,376	53%	$3,106	39%	$4,193	50%
International	2,462	62%	2,076	47%	4,954	61%	4,147	50%

	$3,967		$4,452		$8,060		$8,340

The overall decrease in revenue of $0.5 million or 11% between the three-months ended June 30, 2007 and the same period in 2006 was primarily the result of a decrease in license sales and decrease in consulting projects. The overall decrease in revenue of $0.3 million or 3% between the six-months ended June 30, 2007 and the same period in 2006 was primarily the result of a decrease in license sales.

The overall decrease in U.S. revenues was the result of a decrease in license and consulting revenues for the three- and six-months ended June 30, 2007 as compared to the same periods in 2006. The increase in international revenues for the three- and six- month period ended June 30, 2007 was primarily a result of an increase in consulting projects.

Our worldwide product and service revenues for the three- and six- month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues:
Product	$1,446	$1,628	$3,051	$3,320
Services	2,521	2,824	5,009	5,020

Total Revenues	$3,967	$4,452	$8,060	$8,340

Product revenues for the three months ended June 30, 2007 decreased by $0.2 million, or 11%, as compared to the same period in 2006 due to a reduction in license bookings. Product revenues for the six months ended June 30, 2007 decreased by $0.3 million, or 8%, as compared to the same period in 2006 due to a reduction in license bookings.

Services revenues for the three months ended June 30, 2007 decreased $0.3 million, or 11%, as compared to the same periods in 2006. This increase was mainly attributable to a decrease in U.S. government consulting and training orders during the quarter, a decrease in license maintenance revenue from orders placed in prior periods, partially offset by an increase in European consulting projects. Service revenues for the six months ended June 30, 2007 remained relatively the same as compared to the same period in 2006. This was the result of a decrease in U.S. government consulting projects offset by an increase in European consulting projects.

We had one customer that accounted for 10% and 17% of revenue for the three-month period ended June 30, 2007 and 2006 respectively. We had one customer that accounted for 10% and 14% of revenue for the six-month period ended June 30, 2007 and 2006 respectively.

Cost of Revenues

Cost of revenues primarily consist of consulting labor, technical support costs, and the costs of material and labor involved in producing and distributing our software. These costs for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Cost of Revenues:
Product	$80	$96	$197	$227
Services	1,012	1,240	2,137	2,098

Total Revenues	$1,092	$1,336	$2,334	$2,325

Product costs remained consistent for the three- and six- months ended June 30, 2007 as compared to the same periods in 2006.

Service costs decreased $0.2 million, or 18%, for the three months ended June 30, 2007 as compared to the same period in 2006. This decrease was primarily attributable to $0.1 decrease in salary costs due to a reduction in personnel as a result of our restructuring in August 2006, and a $0.1 million decrease in costs associated with a long term contract that was deferred in the second quarter of 2006 with no similar deferral in 2007. Service costs remained consistent for the six months ended June 30, 2007 as compared to the same period in 2006. This was primarily attributable to a $0.2 million decrease in salary costs due to a reduction in personnel as a result of our restructuring in August 2006, offset by a $0.1 million increase in costs associated with a long term contract that was deferred in 2006 with no similar deferral in 2007, and a $0.1 million increase in cost for contractors based on specialized technical requirements on consulting projects.

Gross margin percentages for the three- and six- month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Gross margins:
Product	95%	94%	94%	93%
Services	60%	56%	57%	58%

Total	72%	70%	71%	72%

Our gross margin on product remained relatively consistent the same, at 95% and 94%, during the three-month period and 94% and 93% for the six-month period ended June 30, 2007 as compared to the same periods in 2006. Our product expenses are relatively low and consistent as they generally consist of fixed labor and facility costs, therefore, the gross margin remains consistent unless there is a significant change in license revenue.

Our gross margin on service increased 4% from 56% to 60% for the three-month period and decreased 1% from 58% to 57% for the six-month period ended June 30, 2007 as compared to the same periods in 2006. Our service expenses changed as a percentage of our revenue based on the increased and decreased costs identified above.

Operating Expenses

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Operating expense:
Sales and marketing	$777	$1,113	$1,487	$2,417
Research and development	645	739	1,317	1,700
General and administrative	1,208	1,196	2,432	2,293

Total operating expense	$2,630	$3,048	$5,236	$6,410

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with personnel involved in the sales and marketing process, sales commissions, sales facilities, travel and lodging, trade shows and seminars, advertising, and promotional materials. These expenses for the three-month period ended June 30, 2007 were $0.8 million, a decrease of $0.3 million, or 30%, as compared to the same period in 2006. The decrease was primarily attributable to a $0.3 million decrease in personnel expense as there were ten less personnel as a result of our restructuring plan executed in August 2006. These expenses for the six-month period ended June 30, 2007 were $1.5 million, a decrease of $1.0 million or 38% as compared to the same period in 2006. The decrease was primarily attributable to a $0.6 million decrease in personnel expense as there were ten less personnel as a result of our restructuring plan executed in August 2006, a $0.2 million decrease in consultants for external sales and marketing projects, and a $0.1 decrease in marketing due to a user conference held in 2006 that was not repeated in 2007.

Research and Development. Research and development expenses consist primarily of costs of personnel, equipment and facilities. Total research and development expenses for the three-months ended June 30, 2007 was $0.6 million, down $0.1 million or 13% as compared to the same period in 2006. This was primarily the result of a decrease of $0.1 million in personnel expense as there were six less personnel as a result of our restructuring plan executed in August 2006. Total research and development expenses for the six-months ended June 30, 2007 was $1.3 million, down $0.4 million or 23% as compared to the same period in 2006. This was primarily the result of a decrease of $0.3 million in personnel expense as there were six less personnel as a result of our restructuring plan executed in August 2006 and, a decrease of $0.1 million of contractors and outside services that were discontinued.

General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. These expenses for the three months ended June 30, 2007 remained consistent at $1.2 million, as compared to the same period in 2006. This was the result of a decrease of $0.2 million of legal expenses, a decrease of $.01 million for deferred compensation, offset by a $0.2 million increase in contractor support to augment finance staff during the restatement, and a $0.1 million increase in accounting fees in support of the restatement process. These expenses for the six months ended June 30, 2007 were $2.4 million, up $0.1 million or 6% as compared to the same period in 2006. This increase was primarily the result of a $0.5 million increase in contractor support in support of the restatement, a $0.1 million increase in accounting fees in support of the restatement process, partially offset by a decrease of $0.3 in personnel costs, a $0.1 million decrease in legal fees and a $0.1 million decrease in deferred compensation.

Other Income, Expenses

Other expenses, net for the three-months ended June 30, 2007 were $10,000, a decrease, compared to other income, net of $33,000 for the same period in 2006. The decrease is primarily due to foreign exchange rate fluctuations. Other expenses, net for the six-months ended June 30, 2007 were $21,000, compared to other income, net of $25,000 for the same period in 2006. The decrease is primarily due to foreign exchange rate fluctuations.

Income Taxes

Our provision for income taxes results from anticipated income tax credits in the U.S. based on operating loss carry forwards offset by tax liabilities in foreign jurisdictions where our wholly owned subsidiaries have taxable income but may not have operating loss carry forwards to reduce tax obligations. Provision for income taxes for the three-months ended June 30, 2007 was $31,000, compared to $7,000 for the same period in 2006. Provision for income taxes for the six-months ended June 30, 2007 was $86,000, compared to $9,000 for the same period in 2006.

Liquidity and Capital Resources

Our June 30, 2007 cash and cash equivalents remained the same at $3.2 million, as compared to December 31, 2006.

For the six months ended June 30, 2007, we had $0.1 million provided by operating activities, $0.04 million used in investing activities and $0.1 million used in financing activities.

Cash flows provided by operations were $0.1 million for the six-month periods ended June 30, 2007 as compared to $0.9 million provided by operations in the same period in 2006.

Cash flows used in investing activities were $0.04 million and $0.2 million for the six-month periods ended June 30, 2007 and 2006, respectively, and were primarily used for purchases of property and equipment.

Cash flows used in financing activities were $0.1 million and $0.03 million for the six-month periods ended June 30, 2007 and 2006, and were primarily used for principal payments on capital lease obligations.

We currently finance our operations, along with capital expenditures, primarily through cash flows from operations. Our lease commitments consist of operating leases for our facilities and capital leases for certain computer equipment.

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

Commitments and Contingencies

Leases

We lease our facilities and certain equipment under operating and capital leases. The future minimum annual payments under these leases at June 30, 2007 are as follows:

	(in thousands)
For the period ended December 31,	Operating Leases	Capital Leases
2007	$300	62
2008	566	44
2009	517	28
2010	510	2
2011	221	—
Thereafter	217	—

Total minimum lease payments	$2,331	$136
Less: Amount representing interest and fees		14

Present value of minimum lease payments		122
Less: Current portion		82

Long-term portion of capital lease obligation		$40

Litigation

We are involved in various lawsuits, claims and inquiries, most of which are routine to the nature of our business. In the opinion of our management, the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Stock Repurchase Program

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of June 30, 2007, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were repurchased in 2007, 2006 or 2005. As of June 30, 2007, 332,369 shares remained in treasury at a cost of $1,239,736.

Related party transaction

On January 9, 2002 we entered into a three-year Original Equipment Manufacturer agreement with Integration Objects Inc., an offshore Tunisian corporation involving three employees who continue to work for us. In March 2005, July 2005, June 2006 and April 2007 we extended the agreement for additional increments. The contract expired on February 13, 2007. On February 15, 2007 we signed a new one-year Original Equipment Manufacturer agreement which will expire on February 14, 2008. Both agreements call for the payment of royalties, based on a fixed and determinable percentage of the product sales price, in connection with our use of their product. These payments are to be made within 30-days after payment from the end user is received. In April 2007, we terminated one of the employees involved with Integration Objects and determined that the other two employees were no longer associated with Integration Objects. We paid $ 15,824 and $72,755 to Integration Objects, Inc. during the three- and six- month periods ended June 30, 2007.

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

We do not use derivative financial instruments in our investment portfolio. If we place our funds in other than demand deposit accounts, we use instruments that meet high credit quality standards, such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. At June 30, 2007, substantially all of our funds were in demand deposit accounts.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, as a result of the material weaknesses in our internal controls over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

In addition, we implemented changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes include:

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2007 that, if not remedied effectively, could result in material misstatements in our financial statements in future periods.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007, and identified material weaknesses. Our management also evaluated the effectiveness of our disclosure controls and procedures and, due to these material weaknesses, our disclosure controls and procedures were not effective as of June 30, 2007.

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

We identified the following material weaknesses as of June 30, 2007:

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

For further information about these material weaknesses, please see Item 4 – “Controls and Procedures” included elsewhere in this Quarterly Report on Form 10-Q. Because of these material weaknesses, management concluded that, as of June 30, 2007, our internal control over financial reporting was not effective.

We have implemented and continue to implement a number of remedial measures designed to address the material weaknesses identified as of June 30, 2007. If these remedial initiatives are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, we may fail to meet our future reporting obligations on a timely basis, we may be subject to litigation. Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal control could also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Internal control deficiencies could also cause investors to lose confidence in our reported financial information.

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

We were profitable in the first half of 2007 but recognized losses for three of the five years ended December 31, 2006. As of June 30, 2007, our accumulated deficit was $21.6 million. Our ability to achieve and maintain profitability is dependent on continued revenues from new and existing customers and expense control. There can be no assurance that we will return to profitability and even if we achieve profitability, we cannot assure that we can sustain profitability on a quarterly or annual basis.

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

We are reliant on fees from maintenance contracts and renewals. If we fail to retain our maintenance customers, our revenues may be adversely affected

We rely on maintenance contracts for a significant percentage of our revenues, as software maintenance fees have represented 40%, 41% and 41% of our total revenues in the years ended December 31, 2006, 2005 and 2004, respectively. For the three- and six- month periods ended June 30, 2007, software maintenance fees represented 44% and 42% of our total revenue, respectively. While a maintenance contract on our products is mandatory for the first year after purchase, subsequent renewals of the maintenance contract are at the discretion of our customers. Accordingly, our failure to retain maintenance customers or a significant decline in the rate of maintenance contract renewals could have a material adverse effect on our business, results of operations, cash flows, and financial position.

We rely heavily on indirect distribution channels and strategic partner relationships for the sales of our products. If these relationships are disrupted, our revenues may be adversely affected.

We sell our products in part through value-added resellers, systems integrators, original equipment manufacturers and distributors, which are not under our control. Sales of our products by such channel partners represented 67%, 60% and 49% of our product revenues in years ended December 31, 2006, 2005 and 2004, respectively. Sales of our products by channel partners represented 68% and 67% of our total sales for the three- and six- months ended June 30, 2007. We rely heavily on our indirect sales partners for sales of our expert operations management products to new customers. The loss of major original equipment manufacturers or resellers of our products, a significant decline in their sales, or difficulty on the part of such third-party developers or resellers in developing successful G2-based applications could have a material adverse effect on our business, results of operations, cash flows and financial position. There can be no assurance that we will be able to attract or retain additional qualified third-party resellers, or that third-party resellers will be able to effectively sell and implement our products. In addition, we rely on third-party resellers to provide post-sales service and support to our customers, and any deficiencies in such service and support could adversely affect our business, results of operations, cash flows, and financial position.

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

Our international revenues represented 49%, 53%, and 51% of our total revenues for years ended December 31, 2006, 2005, and 2004, respectively. Our international revenues represented 56% and 61% of our total revenues for the three- and six- month periods ended June 30, 2007. We categorize our revenues according to product shipment destination, which therefore does not necessarily reflect the ultimate country of installation. Our international operations require significant management attention and financial resources.

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

In the third quarter of 1998, we began a program to repurchase up to 650,000 shares of our common stock on the open market. As of June 30, 2007, 501,300 shares had been repurchased at a cost of approximately $1,869,000. No shares were repurchased in 2007, 2006 or 2005. The following table provides information about purchases by the company during the quarter ended June 30, 2007 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act:

GENSYM PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased during Period (1)	Average Price Paid per Share	Total Number of Shares Purchased since Adoption of Program as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
04/01/07-04/30/07	0	$—	501,300	148,700
05/01/07-05/31/07	0	—	501,300	148,700
06/01/07-06/30/07	0	—	501,300	148,700

(1)	To date we have repurchased an aggregate of 501,300 shares of our common stock pursuant to the repurchase program that we publicly announced on July 1, 1998 (the “Program”).
(2)	Our board of directors approved the repurchase by us of up to an aggregate of 650,000 shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.
(3)	We do not anticipate making further purchases under this Program.

ITEM 6.	Exhibits

The following exhibits are filed as part of this Report on Form 10-Q:

Exhibit Number	Description
10.1	Severance Benefits Agreement, dated June 7, 2007 between Gensym Corporation and Stephen D. Allison (Incorporated by reference to the Registrant’s current reported on Form 8-K filed on June 8, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENSYM CORPORATION
(Registrant)

Dated: August 8, 2007	/s/ STEPHEN D. ALLISON
Stephen D. Allison
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Severance Benefits Agreement, dated June 7, 2007 between Gensym Corporation and Stephen D. Allison (Incorporated by reference to the Registrant’s current reported on Form 8-K filed on June 8, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.